Form 10-Q
period 2022-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2022-08-08
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

466,148,835

Number of shares of common stock outstanding at August 1, 2022

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2022	2021
(in millions, except share data)	(unaudited)
ASSETS:
Cash, cash equivalents and due from banks	$3,277	$2,211
Securities:
Debt securities available-for-sale ($1,101 and $1,168 pledged at June 30, 2022 and December 31, 2021, respectively)	5,664	5,780
Equity investments with readily determinable fair values, at fair value	14	16
Total securities	5,678	5,796
Loans and leases held for investment, net of deferred loan fees and costs	48,537	45,738
Less: Allowance for credit losses on loans and leases	(216)	(199)
Total loans and leases, net	48,321	45,539
Federal Home Loan Bank stock, at cost	635	734
Premises and equipment, net	252	270
Operating lease right-of-use assets	232	249
Goodwill	2,426	2,426
Bank-owned life insurance	1,192	1,184
Other real estate owned and other repossessed assets	6	8
Other assets	1,074	1,110
Total assets	$63,093	$59,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$19,189	$13,209
Savings accounts	9,580	8,892
Certificates of deposit	8,090	8,424
Non-interest-bearing accounts	4,385	4,534
Total deposits	41,244	35,059
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	12,850	15,105
Repurchase agreements	800	800
Total wholesale borrowings	13,650	15,905
Junior subordinated debentures	361	361
Subordinated notes	296	296
Total borrowed funds	14,307	16,562
Operating lease liabilities	232	249
Other liabilities	486	613
Total liabilities	56,269	52,483
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 466,243,078 and 465,015,643 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,114	6,126
Retained earnings	893	741
Treasury stock, at cost (24,195,992 and 25,423,427 shares, respectively)	(238)	(246)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $167 and $17, respectively	(436)	(45)
Net unrealized loss on pension and post-retirement obligations, net of tax of $12 and $12 respectively	(31)	(31)
Net unrealized gain (loss) on cash flow hedges, net of tax of $(6) and $3, respectively	14	(9)
Total accumulated other comprehensive loss, net of tax	(453)	(85)
Total stockholders’ equity	6,824	7,044
Total liabilities and stockholders’ equity	$63,093	$59,527

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021
INTEREST INCOME:
Loans and leases	$424	$386	$817	$769
Securities and money market investments	49	45	85	85
Total interest income	473	431	902	854

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	24	7	32	16
Savings accounts	10	7	18	13
Certificates of deposit	12	14	23	32
Borrowed funds	68	72	138	144
Total interest expense	114	100	211	205
Net interest income	359	331	691	649
Provision for credit losses	9	(4)	7	—
Net interest income after provision for credit loan losses	350	335	684	649

NON-INTEREST INCOME:
Fee income	6	6	12	11
Bank-owned life insurance	7	8	14	15
Net loss on securities	—	—	(1)	—
Other	5	2	7	4
Total non-interest income	18	16	32	30

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	79	74	159	152
Occupancy and equipment	22	22	45	43
General and administrative	33	33	64	66
Total operating expense	134	129	268	261
Merger-related expenses	4	10	11	10
Total non-interest expense	138	139	279	271
Income before income taxes	230	212	437	408
Income tax expense	59	60	111	111
Net income	$171	$152	$326	$297
Preferred stock dividends	8	8	16	16
Net income available to common stockholders	$163	$144	$310	$281
Basic earnings per common share	$0.34	$0.30	$0.66	$0.60
Diluted earnings per common share	$0.34	$0.30	$0.66	$0.60

Net income	$171	$152	$326	$297
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of tax of $68; ($16); $150 and $25, respectively	(176)	42	(391)	(66)
Change in pension and post-retirement obligations, net of tax of $0; $0; $0 and ($1), respectively	(1)	(1)	(1)	2
Change in net unrealized (loss) gain on cash flow hedges, net of tax of $(3); $0; $(7) and ($1), respectively	6	—	18	3
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $0; $0 and $0, respectively	—	—	—	—
Reclassification adjustment for defined benefit pension plan, net of tax of $0; ($1); $0 and ($1), respectively	1	2	1	3
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $0; $(2); $(2) and ($3), respectively	1	4	5	8
Total other comprehensive income (loss), net of tax	(169)	47	(368)	(50)
Total comprehensive income (loss), net of tax	$2	$199	$(42)	$247

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended June 30, 2022
Balance at March 31, 2022	467,024,144	$503	$5	$6,107	$809	$(231)	$(284)	$6,909
Shares issued for restricted stock, net of forfeitures	28,930	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	171	—	—	171
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(809,996)	—	—	—	—	(7)	—	(7)
Other comprehensive income, net of tax	—	—	—	—	—	—	(169)	(169)
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824

Three Months Ended June 30, 2021
Balance at March 31, 2021	465,074,384	$503	$5	$6,103	$552	$(245)	$(122)	$6,796
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8	—	—	—	8
Net income	—	—	—	—	152	—	—	152
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(17,422)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	47	47
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Six Months Ended June 30, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,939,365	—	—	(27)	—	27	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15
Net income	—	—	—	—	326	—	—	326
Dividends paid on common stock ($0.17)	—	—	—	—	(158)	—	—	(158)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(16)	—	—	(16)
Purchase of common stock	(1,711,930)	—	—	—	—	(19)	—	(19)
Other comprehensive income, net of tax	—	—	—	—	—	—	(368)	(368)
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824

Six Months Ended June 30, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	16	—	—	—	16
Net income	—	—	—	—	297	—	—	297
Dividends paid on common stock ($0.17)	—	—	—	—	(158)	—	—	(158)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(16)	—	—	(16)
Purchase of common stock	(1,360,788)	—	—	—	—	(15)	—	(15)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326	$297
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for loan losses	7	—
Depreciation	9	11
Amortization of discounts and premiums, net	(2)	(3)
Net (gain) loss on securities	1	—
Gain on trading activity	—	—
Net loss (gain) on sales of loans	—	(1)
Net gain on sales of fixed assets	(2)	—
Stock-based compensation	15	16
Deferred tax expense	(15)	26
Changes in operating assets and liabilities:
Decrease in other assets(1)	42	(255)
Increase (decrease) in other liabilities(2)	18	(25)
Purchases of securities held for trading	(35)	(60)
Proceeds from sales of securities held for trading	35	60
Origination of loans held for sale	—	(52)
Net cash provided by operating activities	399	14
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	397	931
Proceeds from sales of securities available for sale	—	—
Purchase of securities available for sale	(788)	(1,252)
Redemption of Federal Home Loan Bank stock	175	29
Purchases of Federal Home Loan Bank stock	(76)	(1)
Proceeds from (purchases of) bank-owned life insurance, net	5	7
Proceeds from sales of loans	—	33
Purchases of loans	(144)	(66)
Other changes in loans, net	(2,650)	(481)
Dispositions (purchases) of premises and equipment, net	11	(2)
Net cash used in investing activities	(3,070)	(802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,185	1,740
Net decrease in short-term borrowed funds	(1,700)	—
Proceeds from long-term borrowed funds	2,955	624
Repayments of long-term borrowed funds	(3,510)	(1,249)
Cash dividends paid on common stock	(158)	(158)
Cash dividends paid on preferred stock	(16)	(16)
Treasury stock repurchased	(7)	—
Payments relating to treasury shares received for restricted stock award tax payments	(12)	(15)
Net cash provided by financing activities	3,737	926
Net increase in cash, cash equivalents, due from banks and restricted cash	1,066	138
Cash, cash equivalents, due from banks, and restricted cash at beginning of year	2,211	1,948
Cash, cash equivalents, due from banks, and restricted cash at end of year	$3,277	$2,086
Supplemental information:
Cash paid for interest	$229	$206
Cash paid for income taxes	8	336
Non-cash investing and financing activities:
Securitization of residential mortgage loans to mortgage-backed securities available for sale	$144	66
Transfer of loans from held for investment to held for sale	—	48
Transfer of loans from held for sale to held for investment	—	94
Shares issued for restricted stock awards	27	28

(1)
Includes $16 million and $10 million of amortization of operating lease right-of-use assets for the six months ended June 30, 2022 and 2021, respectively.
(2)
Includes $16 million and $10 million of amortization of operating lease liability for the six months ended June 30, 2022 and 2021, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$163	$144	$310	$281
Less: Dividends paid on and earnings allocated to participating securities	(2)	(3)	(4)	(4)
Earnings applicable to common stock	$161	$141	$306	$277
Weighted average common shares outstanding	465,811,096	464,092,947	465,476,526	463,695,136
Basic earnings per common share	$0.34	$0.30	$0.66	$0.60
Earnings applicable to common stock	$161	$141	$306	$277
Weighted average common shares outstanding	465,811,096	464,092,947	465,476,526	463,695,136
Potential dilutive common shares	988,976	801,591	899,249	698,385
Total shares for diluted earnings per common share computation	466,800,072	464,894,538	466,375,775	464,393,521
Diluted earnings per common share and common share equivalents	$0.34	$0.30	$0.66	$0.60

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in millions)	For the Six Months Ended June 30, 2022
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized loss on cash flow hedges:	$(7)	Interest expense
	2	Income tax benefit
	$(5)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(1)	Included in the computation of net periodic cost (2)
	(1)	Total before tax
	—	Income tax benefit
	$(1)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(6)

(1)
Amounts in parentheses indicate expense items.
(2)
See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at June 30, 2022 and December 31, 2021:

	June 30, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,161	$1	$112	$1,050
GSE CMOs	1,611	—	195	1,416
Total mortgage-related debt securities	$2,772	$1	$307	$2,466
Other Debt Securities:
U. S. Treasury obligations	$295	$—	$1	$294
GSE debentures	1,750	—	248	1,502
Asset-backed securities (1)	422	—	15	407
Corporate bonds	881	4	26	859
Municipal bonds	19	—	1	18
Foreign notes	25	—	—	25
Capital trust notes	96	6	9	93
Total other debt securities	$3,488	$10	$300	$3,198
Total debt securities available for sale	$6,260	$11	$607	$5,664
Equity securities:
Mutual funds	$15	$—	$1	$14
Total equity securities	$15	$—	$1	$14
Total securities (2)	$6,275	$11	$608	$5,678

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $18 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,102	$20	$15	$1,107
GSE CMOs	1,717	11	45	1,683
Total mortgage-related debt securities	$2,819	$31	$60	$2,790
Other Debt Securities:
U. S. Treasury obligations	$45	$—	$—	$45
GSE debentures	1,524	1	45	1,480
Asset-backed securities (1)	479	3	3	479
Corporate bonds	821	18	1	838
Municipal bonds	25	—	—	25
Foreign Notes	25	1	—	26
Capital trust notes	96	8	7	97
Total other debt securities	$3,015	$31	$56	$2,990
Total other securities available for sale	$5,834	$62	$116	$5,780
Equity securities:
Mutual funds	$16	$—	$—	$16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$5,850	$62	$116	$5,796

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

At June 30, 2022 and December 31, 2021, respectively, the Company had $635 million and $734 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

Net losses on equity securities recognized in earnings for the six months ended June 30, 2022 and 2021 were $1 and $0, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(in millions)
Available-for-Sale Debt Securities:
Due within one year	$28	$295	$—	$5	$327
Due from one to five years	141	247	—	458	844
Due from five to ten years	241	674	19	517	1,305
Due after ten years	2,362	829	—	444	3,188
Total debt securities available for sale	$2,772	$2,045	$19	$1,424	$5,664

(1)
Includes corporate bonds, capital trust notes, foreign notes and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$197	$1	$—	$—	$197	$1
GSE certificates	683	58	252	54	935	112
GSE CMOs	800	73	596	122	1,396	195
U.S. Government agency and GSE obligations	421	44	959	204	1,380	248
Asset-backed securities	227	7	180	8	407	15
Corporate bonds	713	21	95	5	808	26
Municipal bonds	—	—	7	1	7	1
Foreign notes	5	—	—	—	5	—
Capital trust notes	46	1	36	8	82	9
Equity securities	4	—	11	1	15	1
Total temporarily impaired securities	$3,096	$205	$2,136	$403	$5,232	$608

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2021:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$45	$—	$—	$—	$45	$—
U.S. Government agency and GSE obligations	317	7	185	8	502	15
GSE certificates	846	28	293	17	1,139	45
GSE CMOs	491	8	926	37	1,417	45
Asset-backed securities	130	1	135	2	265	3
Corporate bonds	—	—	99	1	99	1
Municipal bonds	—	—	8	—	8	—
Foreign notes	5	—	—	—	5	—
Capital trust notes	—	—	37	7	37	7
Equity securities	12	—	—	—	12	—
Total temporarily impaired securities	$1,846	$44	$1,683	$72	$3,529	$116

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2022 consisted of 50 agency MBS, 11 agency CMOs, five capital trusts notes, five asset-backed securities, two corporate bonds, 24 U.S. government agency bonds, one municipal bond and one equity security. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2021 consisted of four agency collateralized mortgage obligations, five capital trusts notes, four asset-backed securities, two corporate bonds, 20 US government agency bonds, 21 agency mortgage-backed securities and one municipal bond.

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

None of the unrealized losses identified as of June 30, 2022 or December 31, 2021 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the six months ended June 30, 2022.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2022		December 31, 2021
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$36,772	75.84%	$34,603	75.75%
Commercial real estate	6,712	13.84	6,698	14.66
One-to-four family	129	0.27	160	0.35
Acquisition, development, and construction	195	0.40	209	0.46
Total mortgage loans held for investment (1)	43,808	90.35	41,670	91.22
Other Loans:
Commercial and industrial	2,915	6.01	2,236	4.89
Lease financing, net of unearned income of $85 and $95 respectively	1,756	3.63	1,770	3.88
Total commercial and industrial loans (2)	4,671	9.64	4,006	8.77
Other	6	0.01	5	0.01
Total other loans held for investment	4,677	9.65	4,011	8.78
Total loans and leases held for investment (1)	$48,485	100.00%	$45,681	100.00%
Net deferred loan origination costs	52		57
Allowance for loan and lease losses	(216)		(199)
Total loans and leases, net	$48,321		$45,539

(1)
Excludes accrued interest receivable of $197 million and $199 million at June 30, 2022 and December 31, 2021, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $4.1 billion and $3.5 billion, respectively, at June 30, 2022 and December 31, 2021, and other C&I loans of $548 million and $527 million, respectively, at June 30, 2022 and December 31, 2021.

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

The Company also originates One-to-four family loans for investment. One-to-four family loans held for investment were primarily originated through the Company’s former mortgage banking operation and primarily consisted of jumbo adjustable rate mortgages made to borrowers with a solid credit history. These loan balances include certain mixed-use CRE loans with less than five residential units classified as one-to-four family loans.

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

Included in loans held for investment at June 30, 2022 and December 31, 2021 were loans of $6 million to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date. As of the second quarter of 2021, the Board of Directors adopted a revised policy in which the Bank shall no longer make loans or extensions of credit to executive officers and directors of the Company, and firms that employ directors. Any loans and extensions of credit made to an executive officer or director, or any firms that employ directors, prior to the adoption of these revisions have been grandfathered but remain subject to oversight and review of the Board of Directors.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$20	$18	$—	$38	$36,734	$36,772
Commercial real estate	1	27	—	28	6,684	6,712
One-to-four family	7	—	—	7	122	129
Acquisition, development, and construction	—	—	—	—	195	195
Commercial and industrial(1) (2)	—	5	—	5	4,666	4,671
Other	2	—	—	2	4	6
Total	$30	$50	$—	$80	$48,405	$48,485

(1)
Includes $4 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
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
(2)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2022.

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$35,073	$5,776	$113	$191	$41,153	$4,667	$6	$4,673
Special mention	1,008	695	8	4	1,715	—	—	—
Substandard	691	241	8	—	940	4	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	$36,772	$6,712	$129	$195	$43,808	$4,671	$6	$4,677

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2021:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$33,011	$5,874	$137	$204	$39,226	$3,959	$5	$3,964
Special mention	981	643	14	5	1,643	2	—	2
Substandard	611	181	9	—	801	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$34,603	$6,698	$160	$209	$41,670	$4,006	$5	$4,011

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2022.

	Vintage Year
(in millions) Risk Rating Group	2022	2021	2020	2019	2018	Prior To 2018	Revolving Loans	Total
Pass	$5,843	$9,291	$8,825	$5,060	$3,998	$8,145	$18	$41,180
Special Mention	—	—	142	346	276	952	—	1,716
Substandard	—	—	38	151	203	548	—	940
Total mortgage loans	$5,843	$9,291	$9,005	$5,557	$4,477	$9,645	$18	$43,836
Pass	474	769	531	464	75	264	2,120	4,697
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2	1	1	—	4
Total other loans	474	769	531	466	76	265	2,120	4,701
Total	$6,317	$10,060	$9,536	$6,023	$4,553	$9,910	$2,138	$48,537

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2022:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$17	$—
Commercial real estate	43	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	4
Other	—	—
Total collateral-dependent loans held for investment	60	4

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the six months ended June 30, 2022.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $45 million.

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

The following table presents information regarding the Company's TDRs as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6	$—	$7	$7
Commercial real estate	16	19	35	16	—	16
One-to-four family	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Commercial and industrial (1)	—	4	4	—	6	6
Total	$16	$29	$45	$16	$13	$29

(1) Includes $4 million and $6 million of taxi medallion-related loans at June 30, 2022 and December 31, 2021, respectively.

The financial effects of the Company’s TDRs for the three months ended June 30, 2022 and 2021 are summarized as follows:

	For the Three Months Ended June 30, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$—	$—	4.75%	9.75%	$—	$—

	For the Three Months Ended June 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	—	$—	$—	0%	0%	$—	$—

The financial effects of the Company’s TDRs for the six months ended June 30, 2022 and 2021 are summarized as follows:

	For the Six Months Ended June 30, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$22	$19	6.00%	4.00%	$3	$—

	For the Six Months Ended June 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$7	$7	3.13%	3.25%	$—	$—

At June 30, 2022, no loans have been modified as TDRs that were in payment default during the twelve months ended at that date. At June 30, 2021, 18 C&I loans in the aggregate amount of $2 million that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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
Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Six Months Ended June 30,
	2022			2021
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$178	$21	$199	$176	$18	$194
Charge-offs	(4)	—	(4)	(2)	(3)	(5)
Recoveries	4	5	9	2	10	12
Provision for (recovery of) credit losses on loans and leases	30	(18)	12	1	—	1
Balance, end of period	$208	$8	$216	$177	$25	$202

Separately, at June 30, 2022, the Company had an allowance for unfunded commitments of $7 million, as compared to $12 million at December 31, 2021.

For the six months ended June 30, 2022, the allowance for credit losses on loan and leases increased primarily as a result of loan portfolio growth combined with reduced prepayment estimates offset by improvements in environmental factors surrounding the COVID-19 pandemic, specifically those affecting commercial real estate in the New York City area.

The macroeconomic forecast factors in increasing costs of higher global energy prices and tighter financial market conditions on the U.S. economy. Gross Domestic Product (“GDP”) is now expected to rise at an annualized rate of 2.8% and 2.7% respectively for 2022 and 2023. Unemployment continues to subside from the historic shock of 2020, as peak unemployment rates are forecasted to be approximately 3.5% in 2022 and 3.4% in 2023. Federal Reserve continues to aggressively tighten monetary policy. As a result, the federal funds rate is now forecast to average 1.1% in 2022 and 2.7% in 2023, compared with 0.5% in 2022 and 1.5% in 2023 in the previous quarter Baseline scenario. The 10-year U.S. Treasury yield is expected to steadily increase over the next few years, reaching its estimated long-run equilibrium of 3.75% by mid-decade.

In addition to these quantitative inputs, several qualitative factors were considered in estimating our allowance for loan and lease credit losses, including changes in credit policies and underwriting guidelines and laws and regulations as well as other attributes related to a concentrated commercial real estate portfolio, specifically those affecting commercial real estate in the New York City area.

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

The following table presents additional information about the Company’s nonaccrual loans at June 30, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$17	$—	$—
Commercial real estate	27	—	1
One-to-four family	—	—	—
Acquisition, development, and construction	1	—	—
Other	4	—	—
Total nonaccrual loans with no related allowance	$49	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	—	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$1	$—	$—
Total nonaccrual loans:
Multi-family	$18	$—	$—
Commercial real estate	27	—	1
One-to-four family	—	—	—
Acquisition, development, and construction	1	—	—
Other	4	—	—
Total nonaccrual loans	$50	$—	$1

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2021:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$9	$—	$1
Commercial real estate	14	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$29	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$4	$—	$—
Total nonaccrual loans:
Multi-family	$10	$—	$1
Commercial real estate	16	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$33	$—	$1

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

	June 30,	December 31,
(in millions)	2022	2021
Wholesale borrowings:
FHLB advances	$12,850	$15,105
Repurchase agreements	800	800
Total wholesale borrowings	$13,650	$15,905
Junior subordinated debentures	361	361
Subordinated notes	296	296
Total borrowed funds	$14,307	$16,562

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2022:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800

Subordinated Notes

At June 30, 2022 and December 31, 2021, the Company had $296 million of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount
(dollars in millions)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300

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

Junior Subordinated Debentures

At June 30, 2022 and December 31, 2021, the Company had $361 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at June 30, 2022:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$147	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	3.43	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	5.08	31	30	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	3.90	59	58	April 16, 2007	June 30, 2037	June 30, 2012	(2)
Total junior subordinated debentures		$361	$348

(1)
Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)
Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2022		2021
		Post		Post
	Pension	Retirement	Pension	Retirement
(in millions)	Benefits	Benefits	Benefits	Benefits
Components of net periodic pension expense (credit):
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	1	—	2	—
Net periodic (credit) expense	$(2)	$—	$(1)	$—

	For the Six Months Ended June 30,
	2022		2021
		Post		Post
	Pension	Retirement	Pension	Retirement
(in millions)	Benefits	Benefits	Benefits	Benefits
Components of net periodic pension expense (credit):
Interest cost	$2	$—	$2	$—
Expected return on plan assets	(8)	—	(8)	—
Amortization of net actuarial loss	1	—	4	—
Net periodic (credit) expense	$(5)	$—	$(2)	$—

(1)
Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

(2)
Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2022. The Company does not expect to make any contributions to its pension plan in 2022.

Note 9. Stock-Based Compensation

At June 30, 2022, the Company had a total of 5,305,407 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 3,085,194 shares of restricted stock, with an average fair value of $11.63 per share on the date of grant, during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company granted 3,045,949 shares of restricted stock, with an average fair value of $11.16 per share.

The shares of restricted stock that were granted during the six months ended June 30, 2022 and 2021, vest over a one- or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $14 million and $15 million for the six months ended June 30, 2022 and 2021, including $7 million and $7 million for the three months ended June 30, 2022 and June 30, 2021.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,950,335	$11.68
Granted	3,085,194	11.63
Vested	(2,228,902)	12.28
Canceled	(370,205)	11.48
Unvested at end of year	7,436,422	11.49

As of June 30, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $73 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the six months ended June 30, 2022:

	Number of Shares	Performance Period	Expected Vesting Dates
Outstanding at beginning of year	834,612
Granted	473,211
Released	(176,090)
Canceled	(152,556)
Outstanding at end of period	979,177	January 1, 2021 - December 31, 2023	March 31, 2023 and 2024

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million for the three and six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $6 million. This amount will be recognized over a remaining weighted average period of 1.9 years. As of June 30, 2022, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $1 million and $3 million for the three and six months ended June 30, 2022 and June 30, 2021.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,050	$—	$1,050
GSE CMOs	—	1,416	—	1,416
Total mortgage-related debt securities	$—	$2,466	$—	$2,466
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$294	$—	$—	$294
GSE debentures	—	1,502	—	1,502
Asset-backed securities	—	407	—	407
Municipal bonds	—	18	—	18
Corporate bonds	—	859	—	859
Foreign notes	—	25	—	25
Capital trust notes	—	93	—	93
Total other debt securities	$294	$2,904	$—	$3,198
Total debt securities available for sale	$294	$5,370	$—	$5,664
Equity securities:
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	14	—	14
Total equity securities	$—	$14	$—	$14
Total securities	$294	$5,384	$—	$5,678

	Fair Value Measurements at December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,107	$—	$1,107
GSE CMOs	—	1,683	—	1,683
Total mortgage-related debt securities	$—	$2,790	$—	$2,790
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$45	$—	$—	$45
GSE debentures	—	1,480	—	1,480
Asset-backed securities	—	479	—	479
Municipal bonds	—	25	—	25
Corporate bonds	—	838	—	838
Foreign notes	—	26	—	26
Capital trust notes	—	97	—	97
Total other debt securities	$45	$2,945	$—	$2,990
Total debt securities available for sale	$45	$5,735	$—	$5,780
Equity securities:			—
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	16	—	16
Total equity securities	$—	$16	$—	$16
Total securities	$45	$5,751	$—	$5,796

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$20	$20
Other assets(2)	—	—	37	37
Total	$—	$—	$57	$57

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2022 and December 31, 2021:

	June 30, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, cash equivalents and due from banks	$3,277	$3,277	$3,277		$—		$—
FHLB stock (1)	635	635	—		635		—
Loans and leases, net	48,321	45,794	—		—		45,794
Financial Liabilities:
Deposits	$41,244	$41,091	$33,154	(2)	$7,937	(3)	$—
Borrowed funds	14,307	14,235	—		14,235		—

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2022 and December 31, 2021.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At June 30, 2022 and December 31, 2021, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $40 million and $61 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in millions)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Interest income on lease financing (1)	$12	$24	$14	$28

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2022 and December 31, 2021, the carrying value of net investment in leases was $1.8 billion and $1.9 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	June 30, 2022	December 31, 2021
Net investment in the lease - lease payments receivable	$1,777	$1,790
Net investment in the lease - unguaranteed residual assets	64	75
Total lease payments	$1,841	$1,865

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of June 30, 2022, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	June 30, 2022
2022	$6
2023	141
2024	220
2025	418
2026	388
Thereafter	668
Total lease payments	1,841
Plus: deferred origination costs	21
Less: unearned income	(85)
Total lease finance receivables, net	$1,777

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $16 million and $10 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Included in these amounts was $11 million and $5 million for the three months ended June 30, 2022 and June 30, 2021, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in millions)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating lease cost	$7	$14	$7	$13
Sublease income	—	—	—	—
Total lease cost	$7	$14	$7	$13

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$14	$7	$13

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$232	$249
Operating lease liabilities	$232	$249
Weighted average remaining lease term	13 years	16 years
Weighted average discount rate%	3.00%	3.05%

(in millions) Maturities of lease liabilities:	June 30, 2022
2022	$14
2023	27
2024	26
2025	25
2026	24
Thereafter	171
Total lease payments	287
Less: imputed interest	(55)
Total present value of lease liabilities	$232

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

Title VII of the DFA requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of June 30, 2022, all of the Company’s $1 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at June 30, 2022.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2022, the Company had a net positive exposure.

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

The Company entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. This swap expired in February 2022 and was not renewed. For the six months ended June 30, 2022, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $6 million for the six months ended June 30, 2022. For the three and six months ended June 30, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12 million and $24 million for the three and six months ended June 30, 2021.

As of June 30, 2022, and December 31, 2021 the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in millions)	June 30, 2022		December 31, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$-	$-	$2,025	$25

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Since the swap expired in February 2022, at June 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships; the cumulative basis adjustments associated with these hedging relationships; and the amount of the designated hedged items were zero.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in millions)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Derivative – interest rate swap:
Interest income	$—	$25	$(2)	$24
Hedged item – loans:
Interest income	$—	$(25)	$2	$(24)

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

Interest rate swaps with notional amounts totaling $1 billion and $2.3 billion as of June 30, 2022 and December 31, 2021, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2022 and December 31, 2021:

(dollars in millions)	June 30, 2022	December 31, 2021
Notional amounts	$1,000	$2,250
Cash collateral received (posted)	20	(12)
Weighted average pay rates	1.05%	1.27%
Weighted average receive rates	1.57%	0.18%
Weighted average maturity	1.1 years	0.9 years

The following table presents the effect of the Company's cash flow derivative instruments on AOCL for the six months ended June 30, 2022 and 2021:

(in millions)	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Amount of (loss) gain recognized in AOCL	$25	$4
Amount of reclassified from AOCL to interest expense	7	11

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the six months ended June 30, 2022 was $7 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $5 million will be reclassified to interest expense.

Note 13. Pending Acquisition

Extension of Merger Agreement with Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction initially valued at $2.6 billion (the "Merger"). On April 27, 2022, both sides agreed to amend the agreement (the "Amendment"). Under the Amendment, the Company and Flagstar have agreed to extend the merger agreement termination date to October 31, 2022. In connection with the extension, both parties amended the merger agreement to provide that the combined company's ongoing banking operations will seek to operate under a national bank charter. Under the Amendment, the only bank regulatory approvals required to consummate the merger are the OCC and the FRB.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2022	2022	2021	2022	2021
Total Stockholders’ Equity	$6,824	$6,909	$6,916	$6,824	$6,916
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Preferred stock	(503)	(503)	(503)	(503)	(503)
Tangible common stockholders’ equity	$3,895	$3,980	$3,987	$3,895	$3,987

Total Assets	$63,093	$61,005	$57,469	$63,093	$57,469
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Tangible Assets	$60,667	$58,579	$55,043	$60,667	$55,043

Average common stockholders’ equity	$6,398	$6,543	$6,368	$6,470	$6,369
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible common stockholders’ equity	$3,972	$4,117	$3,942	$4,044	$3,943

Average Assets	$61,988	$59,894	$58,114	$60,946	$57,215
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible assets	$59,562	$57,468	$55,688	$58,520	$54,789

GAAP MEASURES:
Return on average assets (1)	1.10%	1.04%	1.04%	1.07%	1.04%
Return on average common stockholders' equity (2)	10.18	8.98	9.00	9.58	8.81
Book value per common share	$13.56	$13.72	$13.79	$13.56	$13.79
Common stockholders’ equity to total assets	10.02	10.50	11.16	10.02	11.16
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.17%	1.11%	1.09%	1.14%	1.08%
Return on average tangible common stockholders’ equity (2)	16.73	14.76	14.54	15.73	14.23
Tangible book value per common share	$8.35	$8.52	$8.57	$8.35	$8.57
Tangible common stockholders’ equity to tangible assets	6.42	6.79	7.24	6.42	7.24

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

Second Quarter 2022 Overview

At June 30, 2022, total assets were $63.1 billion, up $3.6 billion or 12% annualized compared to December 31, 2021, and up $2.1 billion or 14% annualized compared to March 31, 2022. Both the year-to-date and linked-quarter growth was driven by significant loan and deposit growth, offset partially by a decline in wholesale borrowings.

Total loans held for investment increased $2.8 billion or 12% annualized compared to December 31, 2021 and were up $1.8 billion or 15% annualized on a linked-quarter basis to $48.5 billion. This was driven by continued strong growth in the Company's core multi-family loan portfolio and a significant rebound in growth in the specialty finance loan portfolio.

On the liability side, total deposits rose $6.2 billion or 35% annualized compared to December 31, 2021 and increased $3.3 billion during the second quarter, to $41.2 billion, also up 35% annualized on a linked-quarter basis. Once again, the deposit growth was driven by our BaaS business and loan-related deposits.

Given the strong deposit growth during the second quarter, wholesale borrowings declined to $13.7 billion at June 30, 2022, down $2.3 billion or 28% annualized compared to December 31, 2021, and down $1.0 billion on a linked-quarter basis, also down 28% annualized,

For the three months ended June 30, 2022, the Company reported net income of $171 million, up 13% compared to the $152 million the Company reported for the three months ended June 30, 2021. Net income available to common stockholders for the three months ended June 30, 2022 totaled $163 million, also up 13% compared to the $144 million the Company reported for three months ended June 30, 2021. Diluted EPS were $0.34 for the three months ended June 30, 2022, up 13% compared to the $0.30 the Company reported for the three months ended June 30, 2021.

Included for the three months ended June 30, 2022 are $4 million in merger-related expenses compared to $10 million for the three months ended June 30, 2021. Also included for the three months ended June 30, 2021 was a revaluation on our deferred taxes related to a change in the New York State tax rate of $2 million compared to no such item in the current second quarter.

For the six months ended June 30, 2022, net income totaled $326 million compared to $297 million for the six months ended June 30, 2021, up 10%. Net income available to common stockholders for the six months ended June 30, 2022 was $310 million, up 10% compared to $281 million the Company reported for the six months ended June 30, 2021. Diluted EPS for the six months ended June 30, 2022 totaled $0.66, up 10% compared to diluted EPS of $0.60 the Company reported for the six months ended June 30, 2021.

Included in the six months ended June 30, 2022 are $11 million in merger-related expenses compared to $10 million for the six months ended June 30, 2021. Also included in the six months ended June 30, 2021 was the aforementioned $2 million related to the revaluation on our deferred taxes related to a change in the New York State tax rate.

The key trends in the second quarter of 2022 were:

Record Growth in Deposits

Total deposits at June 30, 2022 were $41.2 billion, up $3.3 billion or 35% annualized compared to March 31, 2022 and up $6.2 billion compared to December 31, 2021, also up 35%. The two biggest contributors to this quarter's growth were our BaaS business and deposits from our borrowers.

BaaS-related deposits rose $2.3 billion or 43% on a linked-quarter basis and $5.8 billion on a year-to-date basis to $7.8 billion at June 30, 2022. Loan-related deposits totaled $4.9 billion at June 30, 2022, up $494 million or 44% annualized on a linked-quarter basis and $921 million or 46% annualized during the first six months of the year. For all of 2021, loan-related deposits increased $475 million and all in, since re-focusing on this source of deposit funding during the first quarter of last year, loan-related deposits have grown $1.4 billion, up 39%.

Another Strong Quarter of Loan Growth

At June 30, 2022, total loans and leases held for investment increased to $48.5 billion, up $1.8 billion or 15% annualized on a linked-quarter basis and $2.8 billion or 12% annualized on a year-to-date basis. Loan growth during the second quarter of 2022 was the Company's second best on record, second only to the $2.2 billion of loan growth during the fourth quarter of last year. Our loan growth during the current second quarter is attributable to continued strong growth in the multi-family portfolio and a significant rebound in specialty finance lending.

At June 30, 2022, the multi-family portfolio totaled $36.8 billion, representing $1.0 billion of growth or 11% annualized on a linked-quarter basis and $2.2 billion of growth or 13% annualized on a year-to-date basis. The growth in this segment continues to be driven by market share gains as abates, along with heightened refinancing activity as interest rates increased during the quarter, forcing many borrowers to refinance their properties sooner rather than later.

The other driver of this quarter's loan growth was the significant rebound in growth in the specialty finance portfolio, driven primarily by higher utilization rates. At June 30, 2022, the specialty finance segment totaled $4.1 billion, up $806 million or 97% annualized on a linked-quarter basis and $638 million or 36% annualized on a year-to-date basis. As of June 30, 2022, total commitments were $6.6 billion, up 16% compared to $5.7 billion at March 31, 2022. Of the June 30th amount, 75% or $5 billion are structured as floating-rate obligations, which have, and will continue to benefit the Company in a rising rate environment.

A Record Level of Loan Originations

Loan originations set a new record during the second quarter of 2022. Loan originations for the three months ended June 30, 2022 totaled $5.3 billion, up $1.7 billion or 49% compared to the three months ended March 31, 2022 and $2.2 billion or 72% compared to the three months June 30, 2021. Second-quarter 2022 originations exceeded the prior quarter's pipeline of $2.5 billion by $2.8 billion, more than double. Approximately 80% of our second quarter originations represented new money to the Bank. In addition, 37% of originations were internal refinances from our portfolio; 39% were external refinances; and 24% represented property transactions.

Recent Events

Declaration of Dividend on Common Shares

On July 26, 2022, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on August 18, 2022 to common shareholders of record as of August 8, 2022.

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

The allowance for credit losses on loans and leases is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the unpaid loan balance, net of deferred fees and expenses, and includes negative escrow. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting and multiplying together the probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and economic forecasts. The Company’s economic forecast period is 24 months, and afterwards reverts to a historical average loss rate on a straight-line basis over a 12-month period. Historical credit experience provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter the Company reassesses the appropriateness of the economic forecasting period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At June 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet exposures was $7 million and $12 million, respectively. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

When applying this critical accounting policy, we incorporate several inputs and judgments that may be influenced by changes period to period. These include, but are not limited to changes in the economic environment and forecasts, changes in the credit profile and characteristics of the loan portfolio, and changes in prepayment assumptions which will result in provisions to or recoveries from the balance of the allowance for credit losses.

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

Balance Sheet Summary

At June 30, 2022, total assets were $63.1 billion, up $3.6 billion or 12% annualized compared to December 31, 2021 and up $2.1 billion or 14% annualized compared to March 31, 2022. Both the year-over-date and linked-quarter growth were driven by significant loan and deposit growth, an increase in cash balances, offset by a decline in wholesale borrowings, while total securities remained relatively unchanged.

Total loans and leases held for investment increased $2.8 billion or 12% annualized compared to December 31, 2021 and $1.8 billion or 15% annualized on a linked-quarter basis. This was due to continued strong growth in the multi-family portfolio combined with a significant rebound in the specialty finance portfolio. Total multi-family loans at June 30, 2022 totaled $36.8 billion, representing growth of $2.2 billion compared to December 31, 2021 or 13% on an annualized basis and $1.0 billion of growth compared to March 31, 2022, up 11% annualized. Total specialty finance loans and leases totaled $4.1 billion at June 30, 2022, up $638 million or 36% annualized compared to December 31, 2021 and up $806 million or 97% compared to March 31, 2022. In addition, total specialty finance commitments increased 16% to $6.6 billion compared to $5.7 billion at March 31, 2022.

Cash balances increased $1.1 billion to $3.3 billion compared to the level at December 31, 2021 and approximately $400 million or 52% annualized compared to March 31, 2022.

Total securities at June 30, 2022 were $5.7 billion, relatively unchanged compared to both $5.8 billion at December 31, 2021 and $5.6 billion at March 31, 2022.

At June 30, 2022, deposits totaled $41.2 billion, up $6.2 billion or 35% annualized compared to December 31, 2021 and $3.3 billion during the current second quarter, also up 35% on a linked-quarter basis. Both the linked-quarter and year-to-date increases were driven by our BaaS business and growth in loan-related deposits. BaaS-related deposits totaled $7.8 billion at June 30, 2022, up $2.3 billion or 43% on a linked-quarter basis, while loan-related deposits totaled $4.9 billion, up $494 million on a linked-quarter basis and $921 million on a year-to-date basis.

BaaS-related deposits fall primarily under three categories: traditional BaaS, consisting primarily of fintech company deposits; government banking as a service, servicing various municipalities and the U.S. Treasury's prepaid debit card program; and mortgage as a service, which caters to mortgage banking and servicing companies and consists of escrow deposits for principal, interest, and tax payments. At June 30, 2022, traditional BaaS deposits totaled $5.5 billion; government banking as a service totaled $652 million; and mortgage as a service totaled $1.6 billion of deposits.

Wholesale borrowings at June 30, 2022 totaled $13.7 billion, down $2.3 billion or 28% annualized compared to December 31, 2021 and down $1.0 billion on a linked-quarter basis, also down 28%.

Total stockholders' equity at June 30, 2022 was $6.8 billion, down $220 million or 6% annualized compared to December 31, 2021 and down $85 million or 5% annualized compared to March 31, 2022. Excluding goodwill and preferred stock, tangible common stockholders' equity totaled $3.9 billion, relatively unchanged compared to $4.0 billion at both March 31, 2022 and December 31, 2021.

Book value per common share stood at $13.56 as of June 30, 2022 compared to $13.72 at March 31, 2022 and $14.07 at December 31, 2021, while tangible book value per share as of June 30, 2022 was $8.35 compared to $8.52 at March 31, 2022 and $8.85 at December 31, 2021.

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

For the quarter ended June 30, 2022, total loans and leases originated for investment were $5.3 billion, up $2.2 billion or 72% compared to the quarter ended June 30, 2021 and exceeded the previous quarter's pipeline by $2.8 billion or 107%. On a year-over-year basis, multi-family originations rose $861 million or 41% to $2.9 billion, while specialty finance originations increased $1.3 billion or 210% to $1.9 billion. CRE originations increased 204% or $143 million to $213 million during the quarter ended June 30, 2022.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Mortgage Loan Originated for Investment:
Multi-family	$2,939	$2,410	$2,078	$5,349	$3,544
Commercial real estate	213	281	70	494	513
One-to-four family residential	82	62	46	144	68
Acquisition, development, and construction	32	40	70	72	76
Total mortgage loans originated for investment	3,266	2,793	2,264	6,059	4,201
Other Loans Originated for Investment:
Specialty finance	1,877	638	606	2,515	1,147
Other commercial and industrial	116	102	193	218	256
Other	1	2	2	3	3
Total other loans originated for investment	1,994	742	801	2,736	1,406
Total loans originated for investment	$5,260	$3,535	$3,065	$8,795	$5,607

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

At June 30, 2022, total multi-family loans represented $37 billion or 76% of total loans and leases held for investment.

At June 30, 2022, 72% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states in which we operate.

In addition, 61% or $22.5 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.7 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 56.66%, as of June 30, 2022, 372 bps below the overall multi-family weighted average LTV of 60.38%.

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

Commercial Real Estate Loans

At June 30, 2022, CRE loans represented $7 billion or 14% of total loans and leases held for investment, unchanged compared to the previous quarter.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At June 30, 2022, 83% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 3% of the properties securing our CRE loans and properties in all other states accounted for 15% combined.

Specialty Finance Loans and Leases

At June 30, 2022, specialty finance loans and leases totaled $4.1 billion or 9% of total loans and leases held for investment.

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

C&I Loans

At June 30, 2022, C&I loans totaled $549 million or 1% of total loans and leases held for investment.

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

Acquisition, Development, and Construction Loans

ADC loans at June 30, 2022 totaled $195 million and represented 0.40% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At June 30, 2022, one-to-four family loans totaled $129 million or 0.27% of total loans and leases held for investment. These loan balances include certain mixed-use CRE with less than five residential units classified as one-to-four family loans.

Other Loans

Other loans totaled $6 million at June 30, 2022 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

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

At June 30, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2022:

At June 30, 2022
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,655	20.82%	$2,854	42.52%
Brooklyn	6,422	17.46	351	5.23
Bronx	3,725	10.13	143	2.13
Queens	2,922	7.95	554	8.25
Staten Island	127	0.34	52	0.78
Total New York City	$20,851	56.70%	$3,954	58.91%
New Jersey	5,034	13.69	554	8.25
Long Island	537	1.46	1,033	15.39
Total Metro New York	$26,422	71.85%	$5,541	82.55%
Other New York State	1,152	3.13	169	2.52
Pennsylvania	3,722	10.12	320	4.77
Florida	1,621	4.41	207	3.08
Ohio	733	2.00	40	0.60
Arizona	417	1.13	33	0.49
All other states	2,705	7.36	402	5.99
Total	$36,772	100.00%	$6,712	100.00%

At June 30, 2022, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $167 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs declined $14 million or 20% to $56 million at June 30, 2022 compared to the previous quarter. This represented 0.09% of total assets compared to 0.11% of total assets at March 31, 2022. Total NPLs were $50 million, down $13 million or 21% compared to March 31, 2022, representing 0.10% of total loans compared to 0.13% at the previous quarter. Repossessed assets, consisting primarily of repossessed taxi medallions, were $6 million at June 30, 2022, down $1 million or 14% from March 31, 2022. Finally, total loans past due 30 to 89 days declined $4 million or 12% to $30 million compared to the previous quarter.

For the three months ended June 30, 2022, the Company reported a net recovery of $7 million compared to a net charge-off of $2 million for the three months ended March 31, 2022. For the six months ended June 30, 2022, the Company reported net recoveries of $5 million compared to net recoveries of $7 million for the six months ended June 30, 2021.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2021 to June 30, 2022:

			Change from December 31, 2021 to June 30, 2022
(dollars in millions)	June 30, 2022	December 31, 2021	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$18	$10	$8	80%
Commercial real estate	27	16	11	69
One-to-four family	—	1	(1)	(100)
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	45	27	18	67
Non-accrual other loans (1)	5	6	(1)	(17)
Total non-performing loans	$50	$33	$17	52

(1)
Includes $4 million and $6 million of non-accrual taxi medallion-related loans at June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2022:

(dollars in millions)
Balance at December 31, 2021	$33
New non-accrual	36
Charge-offs	(1)
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(18)
Restored to performing status	—
Balance at June 30, 2022	$50

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 125% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2022. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2021 to June 30, 2022:

			Change from December 31, 2021 to June 30, 2022
(dollars in millions)	June 30, 2022	December 31, 2021	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$20	$57	$(37)	-65%
Commercial real estate	1	2	(1)	-50
One-to-four family	7	8	(1)	-13
Acquisition, development, and construction	—	—	—	NM
Other loans (1)	2	—	2	NM
Total loans 30-89 days past due	$30	$67	$(37)	-55%

(1)
Does not include any past due taxi medallion-related loans at June 30, 2022 and December 31, 2021.

During the second quarter of 2022, total loans 30-89 days past due decreased to $30 million compared to $67 million at December 31, 2021, primarily due to two multi-family loans that became current during the six months ending June 30, 2022.

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

At June 30, 2022, the Company's three largest NPLs were two CRE loans with balances of $19 million and $8 million and one multi-family loan of $7 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2022, non-accrual TDRs included taxi medallion-related loans with a combined balance of $4 million.

At June 30, 2022, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $45 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE and multi-family loans, was 100%. The success rates for restructured one-to-four family and other loans were 100% and 32%, respectively, at June 30, 2022.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2022:

(dollars in millions)	Accruing	Non- Accrual	Total
Balance at December 31, 2021	$16	$13	$29
New TDRs	—	19	19
Charge-offs	—	—	—
Transferred from performing	—	—	—
Loan payoffs, including dispositions and principal pay-downs	—	(3)	(3)
Balance at June 30, 2022	$16	$29	$45

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2022, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

The following table presents information on the Company's net charge-offs as compared to average loans outstanding for the six months ended June 30, 2022:

	For the Six Months Ended,
	June 30,	June 30,
(dollars in millions)	2022	2021
Multi-family
Net charge-offs (recoveries) during the period	$-	$2
Average amount outstanding	$35,332	$32,177
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.01%

Commercial real estate
Net charge-offs (recoveries) during the period	$-	$(2)
Average amount outstanding	$6,669	$6,830
Net charge-offs (recoveries) as a percentage of average loans	0.00%	-0.03%

One-to-Four Family
Net charge-offs (recoveries) during the period	$-	$-
Average amount outstanding	$146	$210
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$-	$-
Average amount outstanding	$228	$110
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$(5)	$(7)
Average amount outstanding	$4,104	$3,450
Net charge-offs (recoveries) as a percentage of average loans	-0.12%	-0.20%

Total loans
Net charge-offs (recoveries) during the period	$(5)	$(7)
Average amount outstanding	$46,479	$42,777
Net charge-offs (recoveries) as a percentage of average loans	-0.01%	-0.02%

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at June 30, 2022:

(dollars in millions)
New York	$46
New Jersey	3
All other states	1
Total non-performing loans	$50

Securities

At June 30, 2022, total securities declined $118 million to $5.7 billion, down 4% annualized compared to December 31, 2021 and were relatively unchanged compared to March 31, 2022. At June 30, 2022, total securities represented 9.0% of total assets compared to 9.2% and 9.7%, respectively, at March 31, 2022 and December 31, 2021.

The following table summarizes the weighted average yield of debt securities for the maturities indicated at June 30, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)

Available-for-Sale Debt Securities: (1)
Due within one year	2.75%	2.12%	—%	1.01%
Due from one to five years	3.28	3.22	—	2.92
Due from five to ten years	2.73	1.59	3.53	3.25
Due after ten years	1.96	1.62	—	1.76
Total debt securities available for sale	2.11	1.88	3.53	2.67
(1)
The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At June 30, 2022 and December 31, 2021, the Bank held FHLB-NY stock in the amount of $635 million and $734 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $8 million and $8 million, respectively, in the three months ended June 30, 2022 and 2021.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $8 million to $1.2 billion at June 30, 2022 from December 31, 2021.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both June 30, 2022 and December 31, 2021.

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

Loan repayments and sales totaled $6.0 billion in the six months ended June 30, 2022, up $1.6 billion from the $4.4 billion recorded in the year-earlier six months. Cash flows from the repayment and sales of securities totaled $397 million and $931 million, respectively, in the corresponding periods, while purchases of securities totaled $788 million and $1.3 billion, respectively.

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

At June 30, 2022, total deposits were $41.2 billion, up $3.3 billion compared to total deposits at March 31, 2022, and up $6.2 billion since December 31, 2021. At June 30, 2022, total deposits represented 65.4% of total assets compared to 62.2% at March 31, 2022 and 58.9% at December 31, 2021. Additionally, at June 30, 2022, CDs represented 19.6% of total deposits versus 20.8% at March 31, 2022 and 24.0% at December 31, 2021.

Included in the June 30, 2022 balance of deposits were business institutional deposits of $1.9 billion and municipal deposits of $597 million, as compared to $1.4 billion and $751 million, respectively, at December 31, 2021. Also, included in the June 30, 2022 balance of deposits was $7.8 billion of BaaS-related deposits up $5.8 billion from December 31, 2021. Brokered deposits remained stable at $4.5 billion, including brokered interest-bearing checking accounts of $467 million at June 30, 2022 and $1.5 billion at December 31, 2021, brokered money market accounts of $2.9 billion at June 30, 2022 and $2.9 billion at December 31, 2021, and brokered CDs of $1.1 billion at June 30, 2022 and $1.2 billion at December 31, 2021. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of June 30, 2022:

June 30,
(dollars in millions)	2022
Portion of U.S. time deposits in excess of insurance limit	$2,598
Time deposits otherwise uninsured with a maturity of:
3 months or less	$693
Over 3 months through 6 months	388
Over 6 months through 12 months	509
Over 12 months	1,008
Total time deposits otherwise uninsured	$2,598

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. As of June 30, 2022, borrowed funds declined $2.3 billion or 27% annualized to $14.3 billion compared to December 31, 2021, and represented 23% of total assets at that date. The decrease was mainly due to a decline in wholesale borrowings, consisting primarily of FHLB-NY advances, which declined to $13.7 billion compared to $15.9 billion at year-end 2021. Also included in wholesale borrowings are repurchase agreements of $800 million, unchanged from the balance at December 31, 2021.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company has used $278 million of the net proceeds from the offering to repurchase shares of its common stock pursuant to its previously announced share repurchase program, and may use the balance of the offering towards the repurchase of its common stock or for other general corporate purposes. The Notes were offered to the public at 100% of their face amount. At June 30, 2022, the balance of subordinated notes was $296 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $361 million at June 30, 2022, comparable to the balance at December 31, 2021.

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

LIBOR Transition Process

The discontinuation of LIBOR has been developing since 2017 when the United Kingdom’s Financial Conduct Authority (“FCA”) first called for LIBOR to be phased out by 2021. The ICE Benchmark Administration, the publisher of LIBOR discontinued publication of the one-week and two-month US Dollar LIBOR on December 31, 2021, and will discontinue publication of overnight, one-month, three-month, six-month, and twelve-month U.S Dollar LIBORs on June 30, 2023, although its use for new business was restricted after December 31, 2021, with limited exceptions.

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

At June 30, 2022, our one-year gap was a negative 26.14%, compared to a negative 7.43% at December 31, 2021. The change in our one-year gap from December 31, 2021, primarily reflects an increase in borrowings that will mature or are projected to get put back to the Company and an increase in new deposit balances that are indexed to short term rates.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2022 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2022 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 6.99% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 8.69% and 7.25% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 67% for the first five years and 33% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 85% for the first five years and 15% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 79% for the first five years and 21% for years six through ten.

	At June 30, 2022
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$7,153	$5,636	$14,144	$13,698	$7,856	$—	$48,487
Mortgage-related securities (2)(3)	191	171	520	329	437	819	2,467
Other securities (2)	1,754	445	361	40	403	829	3,832
Interest-earning cash, cash equivalents and due from banks	3,130	—	—	—	—	—	3,130
Total interest-earning assets	12,228	6,252	15,025	14,067	8,696	1,648	57,916
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	11,890	506	2,865	648	3,280	—	19,189
Savings accounts	3,067	2,599	480	295	3,139	—	9,580
Certificates of deposit	3,070	3,078	1,882	60	—	—	8,090
Borrowed funds	7,989	2,775	2,900	500	—	143	14,307
Total interest-bearing liabilities	26,016	8,958	8,127	1,503	6,419	143	51,166
Interest rate sensitivity gap per period (4)	$(13,788)	$(2,706)	$6,898	$12,564	$2,277	$1,505	$6,750
Cumulative interest rate sensitivity gap	$(13,788)	$(16,494)	$(9,596)	$2,968	$5,245	$6,750
Cumulative interest rate sensitivity gap as a percentage of total assets	(21.85)%	(26.14)%	(15.21)%	4.70%	8.31%	10.70%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	47.00%	52.84%	77.74%	106.65%	110.28%	113.19%

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

As of June 30, 2022, the impact of a 100 bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.90% per annum.

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

Based on the information and assumptions in effect at June 30, 2022, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Economic Value of Equity
-100 over one year	5.78%
+100 over one year	-8.17%
+ 200 over one year	-16.66%

(1)
The impact of a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

The net changes in EVE presented in the preceding table are within the limits approved by the Boards of Directors of the Company and the Bank.

As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in EVE requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE Analysis presented above assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not consider the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. Accordingly, while the EVE Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

Based on the information and assumptions in effect at June 30, 2022, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1) (2)	Estimated Percentage Change in Future Net Interest Income
-100 over one year	4.41%
+100 over one year	-3.72%
+200 over one year	-8.77%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2022, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a (4.32)% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 13.38% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity in the steepening scenario.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $3.3 billion and $2.2 billion, respectively, at June 30, 2022 and December 31, 2021. As in the past, our loan and securities portfolios provided meaningful liquidity in 2022, with cash flows from the repayment and sale of loans totaling $6.0 billion and cash flows from the repayment and sale of securities totaling $397 million.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At June 30, 2022, our available borrowing capacity with the FHLB-NY was $12.2 billion. In addition, the Bank had available-for-sale securities of $5.7 billion, of which, $4.6 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2022, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings against these lines of credit at June 30, 2022.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $8.8 billion in 2022. During this time, the net cash used in investing activities totaled $3.1 billion; the net cash provided by our operating activities totaled $399 million. Our financing activities provided net cash of $3.7 billion.

CDs due to mature or reprice in one year or less from June 30, 2022 totaled $6.1 billion, representing 76% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2022, the Bank paid dividends totaling $190 million to the Parent Company, leaving $573 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at June 30, 2022 included $133 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At June 30, 2022, we had CDs of $8.1 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $12.6 billion.

At June 30, 2022, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $4.9 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

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

For the three months ended June 30, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

At June 30, 2022, we had no commitments to purchase securities.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $503 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of June 30, 2022, the Company has repurchased a total of 29.7 million shares at an average price of $9.61 or an aggregate purchase price of $285 million, leaving $10 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity includes AOCL, which decreased $368 million from the balance at the end of last year and $379 million from the year-ago quarter to $453 million at June 30, 2022. The year-to-date decrease was primarily the result of a $391 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $23 million change in the net unrealized loss on cash flow hedges, net of tax, to $14 million.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At June 30, 2022, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,368	9.16%	$4,871	10.22%	$5,719	12.00%	$4,871	8.13%
Minimum for capital adequacy purposes	2,145	4.50	2,860	6.00	3,813	8.00	2,396	4.00
Excess	$2,223	4.66%	$2,011	4.22%	$1,906	4.00%	$2,475	4.13%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,365	11.26%	$5,365	11.26%	$5,569	11.69%	$5,365	8.96%
Minimum for capital adequacy purposes	2,143	4.50	2,858	6.00	3,810	8.00	2,395	4.00
Excess	$3,222	6.76%	$2,507	5.26%	$1,759	3.69%	$2,970	4.96%

At June 30, 2022, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 400 bps and the fully-phased in capital conservation buffer by 150 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2022

For the three months ended June 30, 2022, net income totaled $171 million, up 13% compared to the $152 million the Company reported for the three months ended June 30, 2021. Net income available to common stockholders for the three months ended June 30, 2022 totaled $163 million, up 13% compared to the $144 million the Company reported for the three months ended June 30, 2021. On a per share basis, diluted EPS were $0.34 for the three months ended June 30, 2022, up 13% compared to the $0.30 the Company reported for the three months ended June 30, 2021. Both net income and net income available to common stockholders for the three months ended June 30, 2022 include merger-related expenses of $3 million, net of income tax, while the three months ended June 30, 2021 includes merger-related expenses of $10 million, net of income tax and a $2 million revaluation of the Company's deferred taxes due to a change in the New York State tax rate.

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

Year-Over-Year Comparison

Net interest income for the three months ended June 30, 2022 totaled $359 million, up $28 million or 8% on a year-over-year basis. This was driven by a $42 million or 10% increase in interest income offset by a $14 million or 14% increase in interest expense.

Details of the change in net interest income are as follows:

•
Interest income on loans and leases rose $38 million or 10% to $424 million on a year-over-year basis and interest income on interest-earning cash and cash equivalents rose $7 million to $9 million, while interest income on securities declined $3 million to $40 million.
•
The year-over-year improvement in interest income was due to a $4.0 billion or 8% increase in average assets to $57.0 billion, mainly due to a significant increase in average loan balances, along with a seven basis-point improvement in the average yield to 3.32%.
•
Average loans increased $4.3 billion to $47.1 billion on a year-over-year basis, while the average loan yield increased one basis point to 3.61%.
•
Average securities balances of $6.7 billion were relatively unchanged, however, the average securities yield declined 15 basis points year-over-year to 2.40%.
•
Interest expense on average interest-bearing checking and MMAs increased $17 million to $24 million as average balances rose $4.8 billion and the average cost increased 31 basis points to 0.55% on a year-over-year basis.
•
Interest expense on borrowed funds declined $4 million or 6% to $68 million, year-over-year while average borrowings declined $715 million or 5% to $15.0 billion.
•
Average non-interest-bearing deposit balances declined $920 million or 17% to $4.6 billion.

Net Interest Margin

During the three months ended June 30, 2022, the NIM was 2.52%, up two basis points on a year-over-year basis and up nine basis points on a linked-quarter basis.

Prepayment income contributed 14 basis points to the current quarter's NIM, up two basis points compared to the second quarter of last year and up six basis points compared to the first quarter of this year. Excluding the impact from prepayment income, the NIM on a non-GAAP basis was 2.38%, up three basis points compared to the second quarter of this year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

							June 30, 2022
	For the Three Months Ended						Compared to
(dollars in millions)	June 30, 2022		March 31, 2022		June 30, 2021		March 31, 2022		June 30, 2021
Total Interest Income	$473		$429		$431		10%		10%
Prepayment Income:
Loans	$19		$11		$22		73%		(14)%
Securities	1		—		5		NM	%	(80)%
Total prepayment income	$20		$11		$27		82%		(26)%
GAAP Net Interest Margin	2.52%		2.43%		2.50%		9	bp	2	bp
Less:
Prepayment income from loans	-13	bp	-8	bp	-17	bp	(5)	bp	4	bp
Prepayment income from securities	-1		—		-3		(1)	bp	2	bp
Add excess liquidity	—		—		8		—		8
Total prepayment income contribution to net interest margin	-14	bp	-8	bp	-12	bp	(6)	bp	(2)	bp
Adjusted Net Interest Margin (non-GAAP)	2.38%		2.35%		2.38%		3	bp	0	bp

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

Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$47,144	$424	3.61%	$45,807	$393	3.43%	$42,817	$386	3.60%
Securities (2)(3)	6,676	40	2.40	6,538	34	2.12	6,790	43	2.55
Reverse repurchase agreements	348	2	1.93	292	1	1.12	469	1	1.32
Interest-earning cash, cash equivalents, and due from banks	2,861	7	0.93	1,924	1	0.21	2,946	1	0.11
Total interest-earning assets	57,029	473	3.32	54,561	429	3.15	53,022	431	3.25
Non-interest-earning assets	4,959			5,333			5,092
Total assets	$61,988			$59,894			$58,114
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$17,456	$24	0.55%	$13,784	$8	0.24%	$12,699	$7	0.24%
Savings accounts	9,228	10	0.41	9,208	8	0.35	7,487	7	0.36
Certificates of deposit	8,102	12	0.62	8,070	11	0.53	9,154	14	0.58
Total interest-bearing deposits	34,786	46	0.53	31,062	27	0.35	29,340	28	0.38
Short term borrowed funds	1,959	5	0.96	3,212	3	0.39	2,250	2	0.35
Other borrowed funds	13,050	63	1.94	13,351	67	2.04	13,474	70	2.07
Total Borrowed funds	15,009	68	1.81	16,563	70	1.72	15,724	72	1.82
Total interest-bearing liabilities	49,795	114	0.92	47,625	97	0.82	45,064	100	0.88
Non-interest-bearing deposits	4,568			4,397			5,488
Other liabilities	724			826			691
Total liabilities	55,087			52,848			51,243
Stockholders’ equity	6,901			7,046			6,871
Total liabilities and stockholders’ equity	$61,988			$59,894			$58,114
Net interest income/interest rate spread		$359	2.40%		$332	2.33%		$331	2.37%
Net interest margin			2.52%			2.43%			2.50%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.15x			1.18x

(1)
Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.
(2)
Amounts are at amortized cost.
(3)
Includes FHLB stock.

(Recovery of) Provision for Credit Losses

For the three months ended June 30, 2022, the Company reported a provision for credit losses of $9 million compared to a recovery of credit losses of $4 million for the three months ended June 30, 2021. The current quarter's provision largely reflects the strong loan growth the Company experienced during the quarter.

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

For the three months ended June 30, 2022, non-interest income totaled $18 million, up 13% on a year-over-year basis. The current second quarter includes a $1.7 million gain on the sale of the Company's former headquarters building in Westbury, N.Y.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
	June 30,	March 31,	June 30,
(dollars in millions)	2022	2022	2021
Fee income	$6	$6	$6
BOLI income	7	7	8
Net gain (loss) on securities	—	(1)	—
Other income:
Third-party investment product sales	1	1	—
Other	4	1	2
Total other income	5	2	2
Total non-interest income	$18	$14	$16

Non-Interest Expense

For the three months ended June 30, 2022, non-interest expenses totaled $138 million, down $1 million or 1% compared to the second quarter of last year. The current second quarter amount includes $4 million in merger-related expenses compared to $10 million in the year-ago quarter. The second quarter efficiency ratio was 35.57% compared to 37.11% for the second quarter of last year.

Income Tax Expense

For the three months ended June 30, 2022, income tax expense totaled $59 million, down $1 million or 2% compared to the three months ended June 30, 2021. The effective tax rate for the current second quarter was 25.60% compared to 28.38% for the second quarter of last year. The year-ago second quarter income tax expense includes $2 million due to the revaluation of deferred taxes related to a change in the New York State tax rate.

Earnings Summary for the Six Months Ended June 30, 2022

For the six months ended June 30, 2022, net income totaled $326 million up $29 million or 10% compared to $297 million for the six months ended June 30, 2021. Net income available to common stockholders for the six months ended June 30, 2022 was $310 million, up $29 million or 10% compared to $281 million for the six months ended June 30, 2021. On a per share basis, diluted EPS for the six months ended June 30, 2022 totaled $0.66, up 10% compared to $0.60 for the six months ended June 30, 2021. For the six months ended June 30, 2022, both net income and net income available to common stockholders included merger-related expenses of $8 million, net of income tax, compared to $10 million, net of tax, for the six months ended June 30, 2021. The June 30, 2022 six-month period also included $2 million related to the revaluation of the Company's deferred taxes due to the change in the New York State tax rate.

Net Interest Income

Net interest income for the six months ended June 30, 2022, totaled $691 million compared to $649 million for the six months ended June 30, 2021, up $42 million or 6% on a year-over-year basis. The year-over-year improvement was driven by a $48 million or 6% increase in interest income, offset modestly by a $6 million or 3% increase in interest expense.

Details of the change in net interest income are as follows:

•
Interest income on average loan balances increased $48 million or 6% to $817 million, while interest income on securities decreased $7 million or 9% to $75 million.
•
The increase in interest income on average loans was driven by a $3.7 billion or 9% increase in average loan balances to $46.5 billion, offset by an eight basis-point drop in the average yield to 3.52%.

•
Average securities balances of $6.6 billion were relatively unchanged on a year-over-year basis, but the average yield declined 20 basis points to 2.26%.
•
Interest expense on average interest-bearing deposits rose $12 million or 20% to $73 million; the average cost of interest-bearing deposits increased only modestly to 0.45% compared to 0.42%, however, average interest-bearing deposits increased $3.6 billion or 12% on a year-over-year basis.
•
Interest on average borrowings declined $6 million or 4% as both average balances and the average cost decreased.
•
Average non-interest-bearing deposits rose modestly to $4.5 billion, up $111 million or 3%.

Net Interest Margin

For the six months ended June 30, 2022, the NIM decreased one basis point to 2.48% compared to the six months ended June 30, 2021. Prepayment income contributed 12 basis points to this period's NIM compared to 14 basis points in the prior year's six-month period. Excluding the impact from prepayment income, the NIM, on a non-GAAP basis was 2.36%, up one basis point compared to the six months ended June 30, 2021.

	For the Six Months Ended
(dollars in millions)	June 30, 2022		June 30, 2021		% Change
Total Interest Income	$902		$854		6%
Prepayment Income:
Loans	$30		$41		(27)%
Securities	1		6		(83)%
Total prepayment income	$31		$47		(34)%
GAAP Net Interest Margin	2.48%		2.49%		1	bp
Less:
Prepayment income from loans	-11	bp	-16	bp	5	bp
Prepayment income from securities	-1		-2		1	bp
Add excess liquidity	0		4		(4)
Total prepayment income contribution to net interest margin	-12	bp	-14	bp	2	bp
Adjusted Net Interest Margin (non-GAAP)	2.36%		2.35%		1	bp

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

Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2022			June 30, 2021
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$46,479	$817	3.52%	$42,777	$769	3.60%
Securities (2)(3)	6,607	75	2.26	6,654	82	2.46
Reverse repurchase agreements	320	2	1.56	367	1	0.84
Interest-earning cash, cash equivalents, and due from banks	2,395	8	0.64	2,263	2	0.18
Total interest-earning assets	55,801	902	3.24	52,061	854	3.28
Non-interest-earning assets	5,145			5,154
Total assets	$60,946			$57,215
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$15,629	$32	0.42%	$12,663	$16	0.26%
Savings accounts	9,218	18	0.38	7,102	13	0.37
Certificates of deposit	8,086	23	0.58	9,566	32	0.67
Total interest-bearing deposits	32,933	73	0.45	29,331	61	0.42
Short term borrowed funds	2,132	7	0.66	2,250	4	0.35
Other borrowed funds	13,650	131	1.93	13,609	140	2.07
Total Borrowed funds	15,782	138	1.76	15,859	144	1.82
Total interest-bearing liabilities	48,715	211	0.87	45,190	205	0.91
Non-interest-bearing deposits	4,483			4,372
Other liabilities	775			781
Total liabilities	53,973			50,343
Stockholders’ equity	6,973			6,872
Total liabilities and stockholders’ equity	$60,946			$57,215
Net interest income/interest rate spread		$691	2.37%		$649	2.38%
Net interest margin			2.48%			2.49%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.15x

Provision for Credit Losses

For the six months ended June 30, 2022, the Company reported a provision for credit losses of $7 million compared to zero for the six months ended June 30, 2021.

Non-Interest Income

For the six months ended June 30, 2022, non-interest income totaled $32 million, up $2 million or 7% compared to $30 million for the six months ended June 30, 2021. Included in the current six-month period is a $1 million net loss on securities compared to no such gain or loss in the year-ago six-month period. The current six-month period includes a $1.7 million gain on the sale of the Company's former headquarters building in Westbury, N.Y.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Six Months Ended
	June 30,	June 30,
(dollars in millions)	2022	2021
Fee income	$12	$11
BOLI income	14	15
Net gain (loss) on securities	(1)	—
Other income:
Third-party investment product sales	2	—
Other	5	4
Total other income	7	4
Total non-interest income	$32	$30

Non-Interest Expense

For the six months ended June 30, 2022, non-interest expenses totaled $279 million, up $8 million or 3% compared to $271 million for the six months ended June 30, 2021. Merger-related expenses for the six months ended June 30, 2022 totaled $11 million, up $1 million or 10% compared to $10 million for the six months ended June 30, 2021. The efficiency ratio for the six months ended June 30, 2022 declined to 37.04% compared to 38.46% during the first six months of 2021.

Income Tax Expense

For the six months ended June 30, 2022, income tax expense totaled $111 million, unchanged compared to the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 25.39% compared to 27.11% for the six months ended June 30, 2021. The six months ended June 30, 2021 also included $2 million of additional income tax expense due to the revaluation of our deferred taxes related to a change in the New York state tax rate.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of June 30, 2022, the Company has repurchased $278 million of its common stock under this repurchase authorization, leaving $17 million available for repurchase under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(amounts in millions, except share data) Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
Second Quarter 2022
April	14,650	$9.47	$0
May	275,157	8.99	2
June	520,189	8.81	5
Total Second Quarter 2022	809,996	8.88	$7

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

4.3	Form of certificate representing the Series A Preferred Stock. (9)

4.4	Form of depositary receipt representing the Depositary Shares. (9)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
(7)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2022 (File No. 1-31565).
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

New York Community Bancorp, Inc.
(Registrant)

DATE: August 8, 2022	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: August 8, 2022	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer