Form 10-Q
period 2022-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2022-11-04
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

466,135,820

Number of shares of common stock outstanding at November 1, 2022

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2022	2021
(in millions, except share data)	(unaudited)
ASSETS:
Cash, cash equivalents and due from banks	$1,700	$2,211
Securities:
Debt securities available-for-sale ($561 and $1,168 pledged at September 30, 2022 and December 31, 2021, respectively)	6,689	5,780
Equity investments with readily determinable fair values, at fair value	14	16
Total securities	6,703	5,796
Loans and leases held for investment, net of deferred loan fees and costs	48,984	45,738
Less: Allowance for credit losses on loans and leases	(218)	(199)
Total loans and leases, net	48,766	45,539
Federal Home Loan Bank stock, at cost	630	734
Premises and equipment, net	250	270
Operating lease right-of-use assets	227	249
Goodwill	2,426	2,426
Bank-owned life insurance	1,200	1,184
Other assets	1,054	1,118
Total assets	$62,956	$59,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$19,897	$13,209
Savings accounts	8,860	8,892
Certificates of deposit	9,109	8,424
Non-interest-bearing accounts	3,839	4,534
Total deposits	41,705	35,059
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	12,840	15,105
Repurchase agreements	300	800
Total wholesale borrowings	13,140	15,905
Junior subordinated debentures	361	361
Subordinated notes	297	296
Total borrowed funds	13,798	16,562
Operating lease liabilities	227	249
Other liabilities	480	613
Total liabilities	56,210	52,483
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 466,136,056 and 465,015,643 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,121	6,126
Retained earnings	957	741
Treasury stock, at cost (24,303,014 and 25,423,427 shares, respectively)	(238)	(246)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $234 and $17, respectively	(612)	(45)
Net unrealized loss on pension and post-retirement obligations, net of tax of $12 and $12 respectively	(30)	(31)
Net unrealized gain (loss) on cash flow hedges, net of tax of $(16) and $3, respectively	40	(9)
Total accumulated other comprehensive loss, net of tax	(602)	(85)
Total stockholders’ equity	6,746	7,044
Total liabilities and stockholders’ equity	$62,956	$59,527

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
INTEREST INCOME:
Loans and leases	$442	$376	$1,259	$1,145
Securities and money market investments	67	39	152	124
Total interest income	509	415	1,411	1,269

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	72	8	104	24
Savings accounts	15	7	33	20
Certificates of deposit	23	11	46	43
Borrowed funds	73	71	211	215
Total interest expense	183	97	394	302
Net interest income	326	318	1,017	967
Provision for credit losses	2	(1)	9	(1)
Net interest income after provision for credit loan losses	324	319	1,008	968

NON-INTEREST INCOME:
Fee income	5	6	17	17
Bank-owned life insurance	10	7	24	22
Net loss on securities	(1)	—	(2)	—
Other	3	2	10	6
Total non-interest income	17	15	49	45

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	79	77	238	229
Occupancy and equipment	22	22	67	65
General and administrative	31	30	95	96
Total operating expense	132	129	400	390
Merger-related expenses	4	6	15	16
Total non-interest expense	136	135	415	406
Income before income taxes	205	199	642	607
Income tax expense	53	50	164	161
Net income	$152	$149	$478	$446
Preferred stock dividends	8	9	25	25
Net income available to common stockholders	$144	$140	$453	$421
Basic earnings per common share	$0.31	$0.30	$0.96	$0.90
Diluted earnings per common share	$0.30	$0.30	$0.96	$0.90

Net income	$152	$149	$478	$446
Other comprehensive loss, net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of tax of $67; $9; $217 and $34, respectively	(176)	(23)	(567)	(89)
Change in pension and post-retirement obligations, net of tax of $0; $0; $0 and $(1), respectively	—	1	(1)	3
Change in net unrealized (loss) gain on cash flow hedges, net of tax of $(11); $0; $(18) and $0, respectively	28	(2)	46	1
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $0; $0 and $0, respectively	—	—	—	—
Reclassification adjustment for defined benefit pension plan, net of tax of $0; $0; $0 and $(1), respectively	1	1	2	4
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $1; $(2); $(1) and $(4), respectively	(2)	6	3	14
Total other comprehensive loss, net of tax	(149)	(17)	(517)	(67)
Total comprehensive income (loss), net of tax	$3	$132	$(39)	$379

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended September 30, 2022
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	152	—	—	152
Dividends paid on common stock ($0.17)	—	—	—	—	(80)	—	—	(80)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(107,022)	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	(149)	(149)
Balance at September 30, 2022	466,136,056	$503	$5	$6,121	$957	$(238)	$(602)	$6,746

Three Months Ended September 30, 2021
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8	—	—	—	8
Net income	—	—	—	—	149	—	—	149
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(9)	—	—	(9)
Purchase of common stock	(36,163)	—	—	—	—	(1)	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17)	(17)
Balance at September 30, 2021	465,020,799	$503	$5	$6,119	$678	$(246)	$(92)	$6,967

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Nine Months Ended September 30, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,939,365	—	—	(27)	—	27	—	—
Compensation expense related to restricted stock awards	—	—	—	22	—	—	—	22
Net income	—	—	—	—	478	—	—	478
Dividends paid on common stock ($0.51)	—	—	—	—	(237)	—	—	(237)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(1,818,952)	—	—	—	—	(19)	—	(19)
Other comprehensive income, net of tax	—	—	—	—	—	—	(517)	(517)
Balance at September 30, 2022	466,136,056	$503	$5	$6,121	$957	$(238)	$(602)	$6,746

Nine Months Ended September 30, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	24	—	—	—	24
Net income	—	—	—	—	446	—	—	446
Dividends paid on common stock ($0.51)	—	—	—	—	(237)	—	—	(237)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(1,396,951)	—	—	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(67)	(67)
Balance at September 30, 2021	465,020,799	$503	$5	$6,119	$678	$(246)	$(92)	$6,967

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$478	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Recovery of) loan losses	9	(1)
Depreciation	13	16
Amortization of discounts and premiums, net	(8)	(4)
Net (gain) loss on securities	2	—
Net loss (gain) on sales of loans	—	(1)
Net gain on sales of fixed assets	(2)	—
Stock-based compensation	22	24
Deferred tax expense	0	(6)
Changes in operating assets and liabilities:
Decrease in other assets(1)	65	(314)
Increase (decrease) in other liabilities(2)	51	(33)
Purchases of securities held for trading	(75)	(110)
Proceeds from sales of securities held for trading	75	110
Origination of loans held for sale	—	(52)
Net cash provided by operating activities	631	75
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	571	1,399
Proceeds from sales of securities available for sale	—	—
Purchase of securities available for sale	(2,190)	(1,567)
Redemption of Federal Home Loan Bank stock	311	67
Purchases of Federal Home Loan Bank stock	(207)	(37)
Proceeds from (purchases of) bank-owned life insurance, net	5	10
Proceeds from sales of loans	—	37
Purchases of loans	(157)	(133)
Other changes in loans, net	(3,084)	(530)
Dispositions (purchases) of premises and equipment, net	9	(3)
Net cash used in investing activities	(4,742)	(757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,646	2,184
Net decrease in short-term borrowed funds	115	—
Proceeds from long-term borrowed funds	6,930	650
Repayments of long-term borrowed funds	(9,810)	(1,300)
Cash dividends paid on common stock	(237)	(237)
Cash dividends paid on preferred stock	(25)	(25)
Treasury stock repurchased	(7)	—
Payments relating to treasury shares received for restricted stock award tax payments	(12)	(16)
Net cash provided by financing activities	3,600	1,256
Net increase in cash, cash equivalents, due from banks and restricted cash	(511)	574
Cash, cash equivalents, due from banks, and restricted cash at beginning of year	2,211	1,948
Cash, cash equivalents, due from banks, and restricted cash at end of year	$1,700	$2,522
Supplemental information:
Cash paid for interest	$399	$311
Cash paid for income taxes	13	471
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$—	$1
Securitization of residential mortgage loans to mortgage-backed securities available for sale	$157	133
Transfer of loans from held for investment to held for sale	—	52
Transfer of loans from held for sale to held for investment	—	94
Shares issued for restricted stock awards	27	28

(1)
Includes $21 million and $15 million of amortization of operating lease right-of-use assets for the nine months ended September 30, 2022 and 2021, respectively.
(2)
Includes $21 million and $15 million of amortization of operating lease liability for the nine months ended September 30, 2022 and 2021, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$144	$140	$453	$421
Less: Dividends paid on and earnings allocated to participating securities	(2)	(2)	(6)	(5)
Earnings applicable to common stock	$142	$138	$447	$416
Weighted average common shares outstanding	465,115,180	464,047,337	465,354,754	463,813,827
Basic earnings per common share	$0.31	$0.30	$0.96	$0.90
Earnings applicable to common stock	$142	$138	$447	$416
Weighted average common shares outstanding	465,115,180	464,047,337	465,354,754	463,813,827
Potential dilutive common shares	979,177	834,612	926,184	744,292
Total shares for diluted earnings per common share computation	466,094,357	464,881,949	466,280,938	464,558,119
Diluted earnings per common share and common share equivalents	$0.30	$0.30	$0.96	$0.90

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in millions)	For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized loss on cash flow hedges:	$(4)	Interest expense
	1	Income tax benefit
	$(3)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(2)	Included in the computation of net periodic cost (2)
	(2)	Total before tax
	—	Income tax benefit
	$(2)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(5)

(1)
Amounts in parentheses indicate expense items.
(2)
See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at September 30, 2022 and December 31, 2021:

	September 30, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,115	$—	$171	$944
GSE CMOs	1,562	—	276	1,286
Total mortgage-related debt securities	$2,677	$—	$447	$2,230
Other Debt Securities:
U. S. Treasury obligations	$1,677	$—	$5	$1,672
GSE debentures	1,749	—	343	1,406
Asset-backed securities (1)	401	—	10	391
Corporate bonds	884	2	31	855
Municipal bonds	18	—	—	18
Foreign notes	25	—	—	25
Capital trust notes	96	6	10	92
Total other debt securities	$4,850	$8	$399	$4,459
Total debt securities available for sale	$7,527	$8	$846	$6,689
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$7,543	$8	$848	$6,703

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $23 million included in other assets in the Consolidated Statements of Condition.

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

At September 30, 2022 and December 31, 2021, respectively, the Company had $630 million and $734 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

Net losses on equity securities recognized in earnings for the nine months ended September 30, 2022 and 2021 were $2 and $0, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(in millions)
Available-for-Sale Debt Securities:
Due within one year	$4	$1,677	$—	$25	$1,701
Due from one to five years	143	247	—	428	807
Due from five to ten years	219	1,077	18	527	1,544
Due after ten years	2,311	425	—	426	2,637
Total debt securities available for sale	$2,677	$3,426	$18	$1,406	$6,689

(1)
Includes corporate bonds, capital trust notes, foreign notes and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$1,476	$5	$—	$—	$1,476	$5
GSE certificates	572	62	371	109	943	171
GSE CMOs	448	41	838	235	1,286	276
U.S. Government agency and GSE obligations	394	43	1,012	300	1,406	343
Asset-backed securities	125	2	224	8	349	10
Corporate bonds	720	27	95	4	815	31
Municipal bonds	11	—	7	1	18	1
Foreign notes	25	—	—	—	25	—
Capital trust notes	46	1	36	8	82	9
Equity securities	4	—	11	2	15	2
Total temporarily impaired securities	$3,821	$181	$2,594	$667	$6,415	$848

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

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2022 consisted of 103 agency MBS, 18 agency CMOs, five capital trust notes, six asset-backed securities, two corporate bonds, 28 U.S. government agency bonds, one municipal bond and one equity security. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2021 consisted of four agency collateralized mortgage obligations, five capital trusts notes, four asset-backed securities, two corporate bonds, 20 US government agency bonds, 21 agency mortgage-backed securities and one municipal bond.

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

None of the unrealized losses identified as of September 30, 2022 or December 31, 2021 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the nine months ended September 30, 2022.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$37,179	75.98%	$34,603	75.75%
Commercial real estate	6,603	13.49	6,698	14.66
One-to-four family	123	0.25	160	0.35
Acquisition, development, and construction	203	0.41	209	0.46
Total mortgage loans held for investment (1)	44,108	90.13	41,670	91.22
Other Loans:
Commercial and industrial	3,122	6.38	2,236	4.89
Lease financing, net of unearned income of $84 and $95 respectively	1,697	3.48	1,770	3.88
Total commercial and industrial loans (2)	4,819	9.86	4,006	8.77
Other	6	0.01	5	0.01
Total other loans held for investment	4,825	9.87	4,011	8.78
Total loans and leases held for investment (1)	$48,933	100.00%	$45,681	100.00%
Net deferred loan origination costs	51		57
Allowance for loan and lease losses	(218)		(199)
Total loans and leases, net	$48,766		$45,539

(1)
Excludes accrued interest receivable of $203 million and $199 million at September 30, 2022 and December 31, 2021, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $4.2 billion and $3.5 billion, respectively, at September 30, 2022 and December 31, 2021, and other C&I loans of $577 million and $527 million, respectively, at September 30, 2022 and December 31, 2021.

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

Included in loans held for investment at September 30, 2022 and December 31, 2021 were loans of $6 million to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date. As of the second quarter of 2021, the Board of Directors adopted a revised policy in which the Bank shall no longer make loans or extensions of credit to executive officers and directors of the Company, and firms that employ directors. Any loans and extensions of credit made to an executive officer or director, or any firms that employ directors, prior to the adoption of these revisions have been grandfathered but remain subject to oversight and review of the Board of Directors.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$31	$13	$—	$44	$37,135	$37,179
Commercial real estate	1	28	—	29	6,574	6,603
One-to-four family	7	1	—	8	115	123
Acquisition, development, and construction	—	—	—	—	203	203
Commercial and industrial(1) (2)	—	3	—	3	4,816	4,819
Other	—	—	—	—	6	6
Total	$39	$45	$—	$84	$48,849	$48,933

(1)
Includes $3 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
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
(2)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2022.

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$35,688	$5,834	$107	$185	$41,814	$4,816	$6	$4,822
Special mention	830	464	8	18	1,320	—	—	—
Substandard	661	305	8	—	974	3	—	3
Doubtful	—	—	—	—	—	—	—	—
Total	$37,179	$6,603	$123	$203	$44,108	$4,819	$6	$4,825

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2021:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$33,011	$5,874	$137	$204	$39,226	$3,959	$5	$3,964
Special mention	981	643	14	5	1,643	2	—	2
Substandard	611	181	9	—	801	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$34,603	$6,698	$160	$209	$41,670	$4,006	$5	$4,011

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2022.

	Vintage Year
(in millions) Risk Rating Group	2022	2021	2020	2019	2018	Prior To 2018	Revolving Loans	Total
Pass	$7,655	$9,310	$8,727	$4,960	$3,825	$7,354	$12	$41,843
Special Mention	—	—	95	221	277	728	—	1,321
Substandard	—	—	37	201	130	605	—	973
Total mortgage loans	$7,655	$9,310	$8,859	$5,382	$4,232	$8,687	$12	$44,137
Pass	757	642	457	423	78	223	2,263	4,843
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	2	1	—	4
Total other loans	757	642	457	424	80	224	2,263	4,847
Total	$8,412	$9,952	$9,316	$5,806	$4,312	$8,911	$2,275	$48,984

When management determines that foreclosure is probable, for loans that are individually evaluated the expected credit losses are based on the fair value of the collateral adjusted for selling costs. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, the collateral-dependent practical expedient has been elected and expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For CRE loans, collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of September 30, 2022:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$13	$—
Commercial real estate	43	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	4
Other	—	—
Total collateral-dependent loans held for investment	56	4

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the nine months ended September 30, 2022.

Troubled Debt Restructurings

The Company is required to account for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months. In determining the Company’s allowance for credit losses, reasonably expected TDRs are individually evaluated and consist of criticized, classified, or maturing loans that will have a modification processed within the next three months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $45 million.

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

The following table presents information regarding the Company's TDRs as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6	$—	$7	$7
Commercial real estate	16	19	35	16	—	16
One-to-four family	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Commercial and industrial (1)	—	4	4	—	6	6
Total	$16	$29	$45	$16	$13	$29

(1) Includes $4 million and $6 million of taxi medallion-related loans at September 30, 2022 and December 31, 2021, respectively.

The financial effects of the Company’s TDRs for the three months ended September 30, 2022 and 2021 are summarized as follows:

	For the Three Months Ended September 30, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	—	$—	$—	0%	0%	$—	$—

	For the Three Months Ended September 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—

The financial effects of the Company’s TDRs for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	For the Nine Months Ended September 30, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$22	$19	6.00%	4.02%	$3	$—

	For the Nine Months Ended September 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—

At September 30, 2022 and September 30, 2021, no loans have been modified as TDRs that were in payment default during the twelve months ended at that date.

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
Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Nine Months Ended September 30,
	2022			2021
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$178	$21	$199	$176	$18	$194
Charge-offs	(5)	—	(5)	(2)	(3)	(5)
Recoveries	4	6	10	2	10	12
Provision for (recovery of) credit losses on loans and leases	31	(17)	14	1	—	1
Balance, end of period	$208	$10	$218	$177	$25	$202

Separately, at September 30, 2022, the Company had an allowance for unfunded commitments of $7 million, as compared to $12 million at December 31, 2021.

For the nine months ended September 30, 2022, the allowance for credit losses on loan and leases increased primarily as a result of loan portfolio growth combined with reduced prepayment estimates lengthening the average portfolio life, primarily offset by improvements in environmental factors surrounding the COVID-19 pandemic, specifically those affecting the New York City area.

The macroeconomic forecast factors in increasing costs of higher global energy prices and tighter financial market conditions on the U.S. economy. Gross Domestic Product (“GDP”) is now expected to rise at an annualized rate of 1.6% and 1.5% respectively for 2022 and 2023. Unemployment continues to subside from the historic shock of 2020, as peak unemployment rates are forecasted to be approximately 3.6% in 2022 and 3.9% in 2023. Federal Reserve continues to aggressively tighten monetary policy. As a result, the federal funds rate is now forecast to average 1.5% in 2022 and 3.3% in 2023, compared with 1.1% in 2022 and 2.7% in 2023 in the previous quarter Baseline scenario. The 10-year U.S. Treasury yield is expected to steadily increase over the next few years.

In addition to these quantitative inputs, several qualitative factors were considered in estimating our allowance for loan and lease credit losses, including attributes related to a concentrated commercial real estate portfolio, specifically those affecting commercial real estate in the New York City area, as well as changes in credit policies and underwriting guidelines and laws and regulations.

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

The following table presents additional information about the Company’s nonaccrual loans at September 30, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	27	—	1
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	3	—	—
Total nonaccrual loans with no related allowance	$43	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$—	$—	$—
Commercial real estate	1	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$2	$—	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	28	—	1
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	3	—	—
Total nonaccrual loans	$45	$—	$1

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2021:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$9	$—	$1
Commercial real estate	14	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$29	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$4	$—	$—
Total nonaccrual loans:
Multi-family	$10	$—	$1
Commercial real estate	16	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$33	$—	$1

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

	September 30,	December 31,
(in millions)	2022	2021
Wholesale borrowings:
FHLB advances	$12,840	$15,105
Repurchase agreements	300	800
Total wholesale borrowings	$13,140	$15,905
Junior subordinated debentures	361	361
Subordinated notes	297	296
Total borrowed funds	$13,798	$16,562

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2022:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$300

Subordinated Notes

At September 30, 2022 and December 31, 2021, the Company had $297 million and $296 million of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount
(dollars in millions)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300

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

Junior Subordinated Debentures

At September 30, 2022 and December 31, 2021, the Company had $361 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2022:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$147	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	4.89	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	6.54	31	30	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	5.32	59	58	April 16, 2007	June 30, 2037	June 30, 2012	(2)
Total junior subordinated debentures		$361	$348

(1)
Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)
Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2022		2021
		Post		Post
	Pension	Retirement	Pension	Retirement
(in millions)	Benefits	Benefits (1)	Benefits	Benefits (1)
Components of net periodic pension expense (credit):
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	1	—	2	—
Net periodic (credit) expense	$(2)	$—	$(1)	$—

	For the Nine Months Ended September 30,
	2022		2021
		Post		Post
	Pension	Retirement	Pension	Retirement
(in millions)	Benefits	Benefits (1)	Benefits	Benefits (1)
Components of net periodic pension expense (credit):
Interest cost	$3	$—	$3	$—
Expected return on plan assets	(12)	—	(12)	—
Amortization of net actuarial loss	2	—	5	—
Net periodic (credit) expense	$(7)	$—	$(4)	$—

(1)
Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2022. The Company does not expect to make any contributions to its pension plan in 2022.

Note 9. Stock-Based Compensation

At September 30, 2022, the Company had a total of 5,350,487 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 3,096,694 shares of restricted stock, with an average fair value of $11.62 per share on the date of grant, during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company granted 3,131,949 shares of restricted stock, with an average fair value of $11.20 per share.

The shares of restricted stock that were granted during the nine months ended September 30, 2022 and 2021, vest over a one- or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $21 million and $22 million for the nine months ended September 30, 2022 and 2021, including $7 million and $7 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,950,335	$11.68
Granted	3,096,694	11.62
Vested	(2,288,069)	12.27
Canceled	(426,785)	11.49
Unvested at end of year	7,332,175	11.49

As of September 30, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $66 million. This amount will be recognized over a remaining weighted average period of 3.1 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the nine months ended September 30, 2022:

	Number of Shares	Performance Period	Expected Vesting Dates
Outstanding at beginning of year	834,612
Granted	473,211
Released	(176,090)
Canceled	(152,556)
Outstanding at end of period	979,177	January 1, 2021 - December 31, 2023	March 31, 2023 and 2024

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million and $2 million for the three and nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $5 million. This amount will be recognized over a remaining weighted average period of 1.7 years. As of September 30, 2022, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $2 million and $5 million for the three and nine months ended September 30, 2022 and September 30, 2021.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$944	$—	$944
GSE CMOs	—	1,286	—	1,286
Total mortgage-related debt securities	$—	$2,230	$—	$2,230
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,672	$—	$—	$1,672
GSE debentures	—	1,406	—	1,406
Asset-backed securities	—	391	—	391
Municipal bonds	—	18	—	18
Corporate bonds	—	855	—	855
Foreign notes	—	25	—	25
Capital trust notes	—	92	—	92
Total other debt securities	$1,672	$2,787	$—	$4,459
Total debt securities available for sale	$1,672	$5,017	$—	$6,689
Equity securities:
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	14	—	14
Total equity securities	$—	$14	$—	$14
Total securities	$1,672	$5,031	$—	$6,703

	Fair Value Measurements at December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,107	$—	$1,107
GSE CMOs	—	1,683	—	1,683
Total mortgage-related debt securities	$—	$2,790	$—	$2,790
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$45	$—	$—	$45
GSE debentures	—	1,480	—	1,480
Asset-backed securities	—	479	—	479
Municipal bonds	—	25	—	25
Corporate bonds	—	838	—	838
Foreign notes	—	26	—	26
Capital trust notes	—	97	—	97
Total other debt securities	$45	$2,945	$—	$2,990
Total debt securities available for sale	$45	$5,735	$—	$5,780
Equity securities:			—
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	16	—	16
Total equity securities	$—	$16	$—	$16
Total securities	$45	$5,751	$—	$5,796

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$25	$25
Other assets(2)	—	—	38	38
Total	$—	$—	$63	$63

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2022 and December 31, 2021:

	September 30, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, cash equivalents and due from banks	$1,700	$1,700	$1,700		$—		$—
FHLB stock (1)	630	630	—		630		—
Loans and leases, net	48,766	45,725	—		—		45,725
Financial Liabilities:
Deposits	$41,705	$41,448	$32,596	(2)	$8,852	(3)	$—
Borrowed funds	13,798	13,615	—		13,615		—

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2022 and December 31, 2021.
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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At September 30, 2022 and December 31, 2021, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $34 million and $61 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in millions)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Interest income on lease financing (1)	$14	$38	$13	$41

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2022 and December 31, 2021, the carrying value of net investment in leases was $1.8 billion and $1.9 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	September 30, 2022	December 31, 2021
Net investment in the lease - lease payments receivable	$1,722	$1,790
Net investment in the lease - unguaranteed residual assets	59	75
Total lease payments	$1,781	$1,865

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of September 30, 2022, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	September 30, 2022
2022	$3
2023	86
2024	186
2025	375
2026	373
Thereafter	758
Total lease payments	1,781
Plus: deferred origination costs	20
Less: unearned income	(84)
Total lease finance receivables, net	$1,717

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $21 million and $15 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Included in these amounts was $5 million and $5 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in millions)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating lease cost	$7	$21	$7	$20
Sublease income	—	—	—	—
Total lease cost	$7	$21	$7	$20

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$21	$7	$20

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$227	$249
Operating lease liabilities	$227	$249
Weighted average remaining lease term	13 years	16 years
Weighted average discount rate%	3.23%	3.05%

(in millions) Maturities of lease liabilities:	September 30, 2022
2022	$7
2023	27
2024	26
2025	25
2026	24
Thereafter	171
Total lease payments	280
Less: imputed interest	(53)
Total present value of lease liabilities	$227

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

Title VII of the DFA requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of September 30, 2022, all of the Company’s $1.5 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at September 30, 2022.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2022, the Company had a net positive exposure.

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

The Company entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. This swap expired in February 2022 and was not renewed. For the nine months ended September 30, 2022, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $6 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12 million and $37 million for the three and nine months ended September 30, 2021.

As of September 30, 2022, and December 31, 2021 the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in millions)	September 30, 2022		December 31, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$-	$-	$2,025	$25

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Since the swap expired in February 2022, at September 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships, the cumulative basis adjustments associated with these hedging relationships, and the amount of the designated hedged items, were zero.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in millions)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Derivative – interest rate swap:
Interest income	$—	$25	$25	$49
Hedged item – loans:
Interest income	$—	$(25)	$(25)	$(49)

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

Interest rate swaps with notional amounts totaling $1.5 billion and $2.3 billion as of September 30, 2022 and December 31, 2021, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2022 and December 31, 2021:

(dollars in millions)	September 30, 2022	December 31, 2021
Notional amounts	$1,500	$2,250
Cash collateral received (posted)	58	(12)
Weighted average pay rates	1.51%	1.27%
Weighted average receive rates	2.89%	0.18%
Weighted average maturity	2.2 years	0.9 years

The following table presents the effect of the Company's cash flow derivative instruments on AOCL for the nine months ended September 30, 2022 and 2021:

(in millions)	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Amount of (loss) gain recognized in AOCL	$64	$2
Amount of reclassified from AOCL to interest expense	4	18

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the nine months ended September 30, 2022 was $4 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $21 million will be reclassified to interest expense.

Note 13. Pending Acquisition

Receipt of OCC Approval for Bank Merger and Merger Extension

On October 28, 2022, the Company and Flagstar Bancorp, Inc. ("Flagstar") jointly announced the receipt of approval from the Office of the Comptroller of the Company (the "OCC") to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank being the surviving entity.

The acquisition of Flagstar by the Company is still subject to the approval of the FRB, as well as the satisfaction of certain other customary closing conditions under the merger agreement, as amended, between the two companies (the “Merger Agreement”). The OCC approval is subject to a statutory 15-day waiting period that provides that the bank merger cannot be consummated until 15 days after OCC approval has been received, which in this case is November 11, 2022. There is no associated waiting period with the FRB approval. NYCB and Flagstar intend to consummate the holding company and bank merger promptly after FRB approval is received and the OCC waiting period ends.

In addition, NYCB and Flagstar announced that they have mutually agreed to extend the Merger Agreement to December 31, 2022 from October 31, 2022 to provide additional time to obtain regulatory approval from the FRB. The extension was approved by the Boards of Directors of both companies. Pursuant to the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of Company common stock for each Flagstar share they own.

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
•
our ability to successfully retain customers and to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames, including the pending acquisition of Flagstar Bancorp, Inc.;
•
potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including in connection with the pending acquisition of Flagstar Bancorp, Inc.;

•
changes resulting from our operations as a national bank, with the OCC as our primary federal regulator, following the completion of our pending acquisition of Flagstar Bancorp, Inc.;
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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in millions)	2022	2022	2021	2022	2021
Total Stockholders’ Equity	$6,746	$6,824	$6,967	$6,746	$6,967
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Preferred stock	(503)	(503)	(503)	(503)	(503)
Tangible common stockholders’ equity	$3,817	$3,895	$4,038	$3,817	$4,038

Total Assets	$62,956	$63,093	$57,890	$62,956	$57,890
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Tangible Assets	$60,530	$60,667	$55,464	$60,530	$55,464

Average common stockholders’ equity	$6,389	$6,398	$6,474	$6,443	$6,404
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible common stockholders’ equity	$3,963	$3,972	$4,048	$4,017	$3,978

Average Assets	$63,269	$61,988	$57,307	$61,729	$57,246
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible assets	$60,843	$59,562	$54,881	$59,303	$54,820

GAAP MEASURES:
Return on average assets (1)	0.96%	1.10%	1.04%	1.03%	1.04%
Return on average common stockholders' equity (2)	9.01	10.18	8.69	9.39	8.77
Book value per common share	$13.39	$13.56	$13.90	$13.39	$13.90
Common stockholders’ equity to total assets	9.92	10.02	11.17	9.92	11.17
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.02%	1.17%	1.08%	1.10%	1.08%
Return on average tangible common stockholders’ equity (2)	14.81	16.73	13.89	15.43	14.12
Tangible book value per common share	$8.19	$8.35	$8.68	$8.19	$8.68
Tangible common stockholders’ equity to tangible assets	6.31	6.42	7.28	6.31	7.28

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

Third Quarter 2022 Overview

At September 30, 2022, total assets were $63.0 billion, up $3.4 billion or 8% annualized compared to December 31, 2021. The year-to-date increase was due primarily to growth in our loan portfolio, and to a lesser extent, growth in the securities portfolio, offset slightly by a decline in the level of cash and cash equivalents.

Total loans held for investment increased $3.2 billion or 9% annualized, ending the quarter at $49.0 billion compared to December 31, 2021. Our loan growth continues to be driven by growth in two categories: multi-family loans and specialty finance loans.

During the current third quarter, the Company reinvested a portion of its cash balances in short-term treasury securities. Accordingly, total available-for-sale securities increased by $1.0 billion to $6.7 billion, up 18% (not annualized) compared to the second quarter of the year. At the same time, the level of cash balances declined $1.6 billion to $1.7 billion.

On the liability front, total deposits increased $6.6 billion or 25% annualized to $41.7 billion. Once again, the deposit growth was driven by growth in our BaaS business and loan-related deposits.

Given the strong year-to-date deposit growth, wholesale borrowings declined $2.8 billion or 23% annualized to $13.1 billion compared to December 31, 2021.

For the three months ended September 30, 2022, the Company reported net income of $152 million, up 2% compared to the $149 million that the Company reported for the three months ended September 30, 2021. Net income available to common stockholders for the three months ended September 30, 2022 totaled $144 million, up 3% compared to the $140 million that the Company reported for the three months September 30, 2021. Diluted EPS were $0.30 for the three months ended September 30, 2022, unchanged compared to the three months ended September 31, 2021.

Included in the three months ended September 30, 2022 results are $4 million in merger-related expenses compared to $6 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, net income totaled $478 million, up 7% compared to $446 million for the nine months ended September 30, 2021. Net income available to common stockholders for the nine months ended September 30, 2022 totaled $453 million, up 8% compared to $421 million for the three months ended September 30, 2021.

Diluted EPS for the nine months ended September 30, 2022 were $0.96, up 7% compared to $0.90 for the nine months ended September 30, 2021.

Included in the nine months ended September 30, 2022 were merger-related expenses of $15 million, down modestly compared to $16 million for the nine months ended September 30, 2021.

The key trends in the third quarter of 2022 were:

Continued Portfolio Loan Growth

At September 30, 2022, total loans held for investment were $49.0 billion compared to $45.7 billion, up 9% on an annualized basis. The loan portfolio has now grown over the past four consecutive quarters and continues to be driven by growth in both our multi-family and specialty finance businesses. The multi-family portfolio totaled $37.2 billion at September 30, 2022, up $2.6 billion or 10% annualized compared to December 31, 2021 and $407 million or 4% annualized compared to June 30, 2022. The specialty finance portfolio also continued to increase, growing $755 million or 29% annualized to $4.3 billion compared to December 31, 2021 and $117 million or 11% annualized compared to June 30, 2022.

The growth in the multi-family portfolio was driven by ongoing market share gains in our non-luxury. rent regulated niche within the New York City multi-family market. Growth in the specialty finance portfolio was primarily driven by draw downs on existing commitments.

Another Strong Quarter of Deposit Growth

Total deposits at September 30, 2022 were $41.7 billion, up $6.6 billion or 25% annualized compared to December 31, 2021 and up $461 million or 4% annualized compared to June 30, 2022. The increase was driven by growth in the Company's BaaS business and in loan-related deposits from our borrowers.

BaaS deposits at September 30, 2022 totaled $7.9 billion, up $5.8 billion on a year-to-date basis. Loan-related deposits totaled $4.8 billion, up $793 million or 26% annualized compared to December 31, 2021.

Stable Non-Interest Expenses

For the three months ended September 30, 2022, non-interest expenses totaled $136 million, up 1% compared to the $135 million we reported for the three months ended September 30, 2021, but down 1% compared to the $138 million we reported during the three months ended June 30, 2022. Included in the current third quarter amount are $4 million in merger-related expenses, unchanged compared to the second-quarter 2022 amount and down $2 million compared to the $6 million in merger-related expenses we reported during third-quarter 2021.

Recent Events

Declaration of Dividend on Common Shares

On October 25, 2022, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on November 17, 2022 to common shareholders of record as of November 7, 2022.

Receipt of OCC Approval for Bank Merger and Merger Extension

On October 28, 2022, the Company and Flagstar Bancorp, Inc. ("Flagstar") jointly announced the receipt of approval from the Office of the Comptroller of the Company (the "OCC") to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank being the surviving entity.

The acquisition of Flagstar by the Company is still subject to the approval of the FRB, as well as the satisfaction of certain other customary closing conditions under the merger agreement, as amended, between the two companies (the "Merger Agreement"). The OCC approval is subject to a statutory 15-day waiting period that provides that the bank merger cannot be consummated until 15 days after OCC approval has been received, which in this case is November 11, 2022. There is no associated waiting period with the FRB approval. NYCB and Flagstar intend to consummate the holding company and bank merger promptly after FRB approval is received and the OCC waiting period ends.

In addition, NYCB and Flagstar announced that they have mutually agreed to extend the Merger Agreement to December 31, 2022 from October 31, 2022 to provide additional time to obtain regulatory approval from the FRB. The extension was approved by the Boards of Directors of both companies. Pursuant to the terms of the Merger Agreement, Flagstar shareholders will receive 4.0151 shares of Company common stock for each Flagstar share they own.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At September 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet exposures was $7 million and $12 million, respectively. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

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

Balance Sheet Summary

At September 30, 2022, total assets were $63.0 billion, relatively unchanged compared to the previous quarter and up $3.4 billion or 8% annualized compared to December 31, 2021. The year-to-date increase was driven primarily by loan growth and to a lesser extent, growth in the securities portfolio. The linked-quarter change was driven by loan growth offset largely by a decline in cash balances.

Total loans held for investment increased $3.2 billion or 9% annualized to $49.0 billion compared to December 31, 2021 and up $447 million or 4% annualized compared to June 30, 2022. Loan growth continues to be driven by growth in both the multi-family and specialty finance portfolios.

On the liability side, total deposits increased $6.6 billion or 25% annualized to $41.7 billion compared to December 31, 2021 and rose $461 million or 4% annualized compared to June 30, 2022. At the same time, borrowed funds declined $2.8 billion or 22% annualized to $13.8 billion compared to December 31, 2021 and $509 million or 14% annualized compared to June 30, 2022.

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

Loan originations for the three months ended September 30, 2022 totaled $3.8 billion, up 27% compared to the three months ended September 30, 2021, but down 29% compared to the record amount of loans the Company originated during the three months ended June 30, 2022. Third quarter 2022 originations exceeded the prior quarter's pipeline of $2.5 billion by $1.2 billion or 147%.

During the current third quarter, multi-family originations totaled $1.7 billion, down slightly compared to the year-ago third quarter and down $1.2 billion compared to the record second-quarter origination volumes. Specialty finance originations totaled $1.6 billion during the current third quarter, up nearly double compared to the third quarter of 2021 and down $317 million compared to second quarter 2022.

For the nine months ended September 30, 2022, total loan originations were $12.6 billion, up $4 billion or 47% compared to the nine months ended September 30, 2021. On a year-over-year basis, multi-family originations increased 32% to $7.1 billion, while specialty finance originations more than doubled to $4.1 billion.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Mortgage Loan Originated for Investment:
Multi-family	$1,716	$2,939	$1,796	$7,065	$5,341
Commercial real estate	243	213	143	737	655
One-to-four family residential	13	82	70	157	138
Acquisition, development, and construction	11	32	18	83	94
Total mortgage loans originated for investment	1,983	3,266	2,027	8,042	6,228
Other Loans Originated for Investment:
Specialty finance	1,560	1,877	796	4,075	1,943
Other commercial and industrial	215	116	127	433	383
Other	2	1	2	5	5
Total other loans originated for investment	1,777	1,994	925	4,513	2,331
Total loans originated for investment	$3,760	$5,260	$2,952	$12,555	$8,559

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

At September 30, 2022, total multi-family loans represented $37.2 billion or 76% of total loans and leases held for investment.

At September 30, 2022, 71% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states in which we operate.

In addition, 60% or $22.4 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.5 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 57.05%, as of September 30, 2022, 358 bps below the overall multi-family weighted average LTV of 60.63%.

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

Commercial Real Estate Loans

At September 30, 2022, CRE loans represented $6.6 billion or 13% of total loans and leases held for investment, unchanged compared to the previous quarter.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At September 30, 2022, 83% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 2% of the properties securing our CRE loans and properties in all other states accounted for 15% combined.

Specialty Finance Loans and Leases

At September 30, 2022, specialty finance loans and leases totaled $4.3 billion or 9% of total loans and leases held for investment.

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

C&I Loans

At September 30, 2022, C&I loans totaled $578 million or 1% of total loans and leases held for investment.

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

Acquisition, Development, and Construction Loans

ADC loans at September 30, 2022 totaled $203 million and represented 0.41% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At September 30, 2022, one-to-four family loans totaled $123 million or 0.25% of total loans and leases held for investment. These loan balances include certain mixed-use CRE with less than five residential units classified as one-to-four family loans.

Other Loans

Other loans totaled $6 million at September 30, 2022 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

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

At September 30, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2022:

At September 30, 2022
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,410	19.93%	$2,760	41.80%
Brooklyn	6,448	17.34	340	5.14
Bronx	3,731	10.04	147	2.22
Queens	2,941	7.91	564	8.54
Staten Island	127	0.34	51	0.78
Total New York City	$20,657	55.56%	$3,862	58.48%
New Jersey	5,012	13.48	562	8.51
Long Island	540	1.45	1,030	15.60
Total Metro New York	$26,209	70.49%	$5,454	82.59%
Other New York State	1,163	3.13	141	2.14
Pennsylvania	3,740	10.06	318	4.82
Florida	1,730	4.65	208	3.15
Ohio	780	2.10	40	0.61
Arizona	412	1.11	33	0.50
All other states	3,145	8.46	409	6.19
Total	$37,179	100.00%	$6,603	100.00%

At September 30, 2022, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $174 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Asset Quality

Non-Performing Loans and Repossessed Assets

Non-performing assets at September 30, 2022 declined $6 million or 11% to $50 million compared to June 30, 2022. This represents 0.08% of total assets compared to 0.09% at June 30, 2022. Total non-performing loans declined $5 million or 10% to $45 million compared to $50 million at June 30, 2022 and represent 0.09% of total loans at September 30, 2022 compared to 0.10% of total loans at June 30, 2022. Repossessed assets, consisting primarily of repossessed taxi medallion loans totaled $5 million at September 30, 2022, down $1 million or 17% compared to June 30, 2022. Total loans 30 to 89 days past due increased $9 million or 30% to $39 million at September 30, 2022 compared to June 30, 2022.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2021 to September 30, 2022:

			Change from December 31, 2021 to September 30, 2022
(dollars in millions)	September 30, 2022	December 31, 2021	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$13	$10	$3	30%
Commercial real estate	28	16	12	75
One-to-four family	1	1	—	—
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	42	27	15	56
Non-accrual other loans (1)	3	6	(3)	(50)
Total non-performing loans	$45	$33	$12	36

(1)
Includes $3 million and $6 million of non-accrual taxi medallion-related loans at September 30, 2022 and December 31, 2021, respectively.

The following table sets forth the changes in non-performing loans over the nine months ended September 30, 2022:

(dollars in millions)
Balance at December 31, 2021	$33
New non-accrual	38
Charge-offs	(1)
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(24)
Restored to performing status	(1)
Balance at September 30, 2022	$45

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 125% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2022. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2021 to September 30, 2022:

			Change from December 31, 2021 to September 30, 2022
(dollars in millions)	September 30, 2022	December 31, 2021	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$31	$57	$(26)	-46%
Commercial real estate	1	2	(1)	-50
One-to-four family	7	8	(1)	-13
Acquisition, development, and construction	—	—	—	NM
Other loans (1)	—	—	—	NM
Total loans 30-89 days past due	$39	$67	$(28)	-42%

(1)
Does not include any past due taxi medallion-related loans at September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2022, total loans 30-89 days past due decreased to $39 million compared to $67 million at December 31, 2021, primarily due to two multi-family loans that became current during the nine months ending September 30, 2022.

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

At September 30, 2022, the Company's three largest NPLs were two CRE loans with balances of $19 million and $8 million and one multi-family loan of $7 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2022, non-accrual TDRs included taxi medallion-related loans with a combined balance of $3 million.

At September 30, 2022, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $45 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE and multi-family loans, was 100%. The success rates for restructured one-to-four family and other loans were 100% and 32%, respectively, at September 30, 2022.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2022:

(dollars in millions)	Accruing	Non- Accrual	Total
Balance at December 31, 2021	$16	$13	$29
New TDRs	—	19	19
Charge-offs	—	—	—
Transferred from performing	—	—	—
Loan payoffs, including dispositions and principal pay-downs	—	(3)	(3)
Balance at September 30, 2022	$16	$29	$45

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2022, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

The following table presents information on the Company's net charge-offs as compared to average loans outstanding for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2022	2021
Multi-family
Net charge-offs (recoveries) during the period	$1	$1
Average amount outstanding	$35,825	$32,214
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Commercial real estate
Net charge-offs (recoveries) during the period	$-	$(2)
Average amount outstanding	$6,673	$6,782
Net charge-offs (recoveries) as a percentage of average loans	0.00%	-0.03%

One-to-Four Family
Net charge-offs (recoveries) during the period	$-	$1
Average amount outstanding	$139	$200
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.50%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$-	$-
Average amount outstanding	$217	$137
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$(6)	$(7)
Average amount outstanding	$4,304	$3,572
Net charge-offs (recoveries) as a percentage of average loans	-0.14%	-0.20%

Total loans
Net charge-offs (recoveries) during the period	$(5)	$(7)
Average amount outstanding	$47,158	$42,905
Net charge-offs (recoveries) as a percentage of average loans	-0.01%	-0.02%
Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at September 30, 2022:

(dollars in millions)
New York	$43
New Jersey	1
All other states	1
Total non-performing loans	$45

Securities

At September 30, 2022, the available-for-sale securities portfolio totaled $6.7 billion, up $1.0 billion or 18% compared to June 30, 2022 and up $909 million or 21% annualized compared to December 31, 2021. During the current third quarter, the Company reinvested a portion of its cash position into shorter-term treasury securities.

At September 30, 2022, the securities portfolio represented 11% of total assets compared to 9% at June 30, 2022 and 10% at December 31, 2021.

The following table summarizes the weighted average yield of debt securities for the maturities indicated at September 30, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)

Available-for-Sale Debt Securities: (1)
Due within one year	3.33%	3.11%	—%	3.01%
Due from one to five years	3.32	3.22	—	4.21
Due from five to ten years	2.46	1.53	3.52	3.96
Due after ten years	2.02	1.80	—	4.02
Total debt securities available for sale	2.13	2.46	3.52	4.04
(1)
The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At September 30, 2022 and December 31, 2021, the Bank held FHLB-NY stock in the amount of $630 million and $734 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $9 million and $8 million, respectively, in the three months ended September 30, 2022 and 2021, and $25 million for both nine months ended September 30, 2022 and 2021.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $16 million to $1.2 billion at September 30, 2022 from December 31, 2021.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both September 30, 2022 and December 31, 2021.

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

Loan repayments and sales totaled $9.3 billion in the nine months ended September 30, 2022, up $2.1 billion from the $7.2 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $571 million and $1.4 billion, respectively, in the corresponding periods, while purchases of securities totaled $2.2 billion and $1.6 billion, respectively.

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

As of September 30, 2022, deposits totaled $41.7 billion, up $6.6 billion or 25% annualized compared to December 31, 2021 and up $461 million or 4% annualized compared to June 30, 2022. The strong increase on a year-to-date basis was driven by growth in the Company's BaaS initiative and growth in loan-related deposits. This growth moderated during the current third quarter due to seasonally lower loan growth and the impact of higher market interest rates.

Our BaaS deposits fall into three verticals: traditional BaaS, consisting primarily of deposits from FinTech companies; banking as a service for governmental agencies, including various municipalities and the U.S. Treasury's prepaid debit card program; and mortgage as a service, catering to mortgage companies, and consisting of escrow deposit accounts for principal, interest payments, and tax payments. At September 30, 2022, traditional BaaS deposits totaled $5.3 billion, government BaaS deposits totaled $579 million, and mortgage as a service deposits totaled $2.0 billion.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of September 30, 2022:

September 30,
(dollars in millions)	2022
Portion of U.S. time deposits in excess of insurance limit	$3,025
Time deposits otherwise uninsured with a maturity of:
3 months or less	$639
Over 3 months through 6 months	610
Over 6 months through 12 months	749
Over 12 months	1,027
Total time deposits otherwise uninsured	$3,025

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. At September 30, 2022, total borrowed funds declined $2.8 billion or 22% annualized to $13.8 billion compared to December 31, 2021 and down $509 million compared to June 30, 2022. At September 30, 2022, total borrowings represented 22% of total assets compared to 28% of total assets at December 31, 2021 and 23% of total assets at June 30, 2022. The year-to-date decline was mainly due to a $2.3 billion or 20% annualized decrease in FHLB-NY borrowings to $12.8 billion combined with a $500 million decrease in repurchase agreements to $300 million. The linked-quarter decrease was largely due to the decrease in repurchase agreements.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company has used $286 million of the net proceeds from the offering to repurchase shares of its common stock pursuant to its previously announced share repurchase program, and may use the balance of the offering towards the repurchase of its common stock or for other general corporate purposes. The Notes were offered to the public at 100% of their face amount. At September 30, 2022, the balance of subordinated notes was $297 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $361 million at September 30, 2022, comparable to the balance at December 31, 2021.

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

LIBOR Transition Process

The discontinuation of LIBOR has been developing since 2017 when the United Kingdom’s Financial Conduct Authority (“FCA”) first called for LIBOR to be phased out by 2021. The ICE Benchmark Administration, the publisher of LIBOR discontinued publication of the one-week and two-month US Dollar LIBOR on December 31, 2021, and will discontinue publication of overnight, one-month, three-month, six-month, and twelve-month US Dollar LIBORs on June 30, 2023, although its use for new business was restricted after December 31, 2021, with limited exceptions.

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

At September 30, 2022, our one-year gap was a negative 26.11%, compared to a negative 7.43% at December 31, 2021. The change in our one-year gap from December 31, 2021, primarily reflects an increase in borrowings that will mature or are projected to get put back to the Company and an increase in new deposit balances that are indexed to short term rates.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2022 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2022 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 7.16% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 7.39% and 6.82% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 60% for the first five years and 40% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 86% for the first five years and 14% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 80% for the first five years and 20% for years six through ten.

	At September 30, 2022
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,889	$5,578	$14,332	$14,414	$7,726	$—	$48,939
Mortgage-related securities (2)(3)	153	176	491	330	258	822	2,230
Other securities (2)	1,735	1,821	351	53	704	425	5,089
Interest-earning cash, cash equivalents and due from banks	1,558	—	—	—	—	—	1,558
Total interest-earning assets	10,335	7,575	15,174	14,797	8,688	1,247	57,816
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	13,004	463	2,758	583	3,089	—	19,897
Savings accounts	2,685	1,956	361	270	3,588	—	8,860
Certificates of deposit	1,558	5,252	2,259	40	—	—	9,109
Borrowed funds	6,529	2,900	3,725	500	—	144	13,798
Total interest-bearing liabilities	23,776	10,571	9,103	1,393	6,677	144	51,664
Interest rate sensitivity gap per period (4)	$(13,441)	$(2,996)	$6,071	$13,404	$2,011	$1,103	$6,152
Cumulative interest rate sensitivity gap	$(13,441)	$(16,437)	$(10,366)	$3,038	$5,049	$6,152
Cumulative interest rate sensitivity gap as a percentage of total assets	(21.35)%	(26.11)%	(16.47)%	4.83%	8.02%	9.77%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	43.47%	52.14%	76.14%	106.77%	109.80%	111.91%

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

As of September 30, 2022, the impact of a 100 bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 0.81% per annum.

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

Based on the information and assumptions in effect at September 30, 2022, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 over one year	10.37%
-100 over one year	9.27%
+100 over one year	-6.91%
+ 200 over one year	-14.45%

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

Based on the information and assumptions in effect at September 30, 2022, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 over one year	6.65%
-100 over one year	3.32%
+100 over one year	-3.22%
+200 over one year	-6.52%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2022, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 5.66% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 22.10% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity in the steepening scenario.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.7 billion and $2.2 billion, respectively, at September 30, 2022 and December 31, 2021. As in the past, our loan and securities portfolios provided meaningful liquidity in 2022, with cash flows from the repayment and sale of loans totaling $9.3 billion and cash flows from the repayment and sale of securities totaling $571 million.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At September 30, 2022, our available borrowing capacity with the FHLB-NY was $12.2 billion. In addition, the Bank had available-for-sale securities of $6.7 billion, of which, $6.1 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2022, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings against these lines of credit at September 30, 2022.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $12.6 billion in 2022. During this time, the net cash used in investing activities totaled $4.7 billion; the net cash provided by our operating activities totaled $631 million. Our financing activities provided net cash of $3.6 billion.

CDs due to mature or reprice in one year or less from September 30, 2022 totaled $6.8 billion, representing 75% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2022, the Bank paid dividends totaling $250 million to the Parent Company, leaving $675 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at September 30, 2022 included $104 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At September 30, 2022, we had CDs of $9.1 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $10.3 billion.

At September 30, 2022, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $5.2 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

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

For the three months ended September 30, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

At September 30, 2022, we had no commitments to purchase securities.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $503 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of September 30, 2022, the Company has repurchased a total of 29.7 million shares at an average price of $9.61 or an aggregate purchase price of $286 million, leaving $9 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $517 million from the balance at the end of last year and $510 million from the year-ago quarter to $602 million at September 30, 2022. The year-to-date decrease was primarily the result of a $567 million decrease in the net unrealized loss on available-for-sale securities, net of tax, and a $49 million change in the net unrealized gain (loss) on cash flow hedges, net of tax, to $40 million.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At September 30, 2022, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,440	9.24%	$4,942	10.29%	$5,793	12.06%	$4,942	8.06%
Minimum for capital adequacy purposes	2,162	4.50	2,883	6.00	3,844	8.00	2,453	4.00
Excess	$2,278	4.74%	$2,059	4.29%	$1,949	4.06%	$2,489	4.06%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,467	11.39%	$5,467	11.39%	$5,673	11.82%	$5,467	8.92%
Minimum for capital adequacy purposes	2,160	4.50	2,880	6.00	3,840	8.00	2,451	4.00
Excess	$3,307	6.89%	$2,587	5.39%	$1,833	3.82%	$3,016	4.92%

At September 30, 2022, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 406 bps and the fully-phased in capital conservation buffer by 156 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2022

For the three months ended September 30, 2022, net income totaled $152 million, up 2% compared to $149 million for the three months ended September 30, 2021. Net income available to common stockholders for the three months ended September 30, 2022 was $144 million, up 3% compared to $140 million for the three months ended September 30, 2021. Diluted EPS were $0.30 for the three months ended September 30, 2022, unchanged compared to the three months ended September 30, 2021. Both net income and net income available to common stockholders include $3 million of merger-related expenses, net of income taxes, while the three months ended September 30, 2021 contain merger-related expenses of $5 million, net of income taxes.

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

Year-Over-Year Comparison

For the three months ended September 30, 2022, net interest income increased $8 million or 3% to $326 million on a year-over-year basis, but decreased $33 million or 9% on a linked-quarter basis. While interest income rose on a year-over-year basis, the aggressive pace of interest rate increases during the past quarter led to a significant increase in interest expense. This was due to both an increase in the average balance of interest-bearing liabilities along with a higher cost of funds.

Details of the change in net interest income are as follows:

•
Total interest income increased $94 million or 23% to $509 million on a year-over-year basis. This was primarily due to growth in average loan balances, along with higher yields and growth in average securities.

•
Total interest expense almost doubled on a year-over-year basis, increasing $86 million or 89% to $183 million compared to $97 million for the three months ended September 30, 2021. The increase was due to both an increase in average interest-bearing liabilities and in the cost of funds.
•
Average loans increased $5.3 billion or 12% on a year-over-year basis to $48.5 billion, while the average loan yield rose 16 basis points to 3.64%.
•
Average securities balances rose $711 million or 11% on a year-over-year basis to $7.4 billion as the Company redeployed a portion of its cash balances into short-term securities. During the same time period, the average yield on securities rose 53 basis points to 2.74%.
•
Interest expense on average interest-bearing deposits increased $84 million to $110 million on a year-over-year basis as the average balance of interest-bearing deposits rose $7.7 billion or 26% to $37.2 billion while the average cost of interest-bearing deposits increased 83 basis points to 1.18%.
•
Most of the increase was in the interest-bearing checking and MMA category. Average interest-bearing checking and MMA balances increased $6.7 billion or 52% on a year-over-year basis to $19.4 billion. The average cost of these deposits increased 124 basis points to 1.47%.
•
Interest expense on average borrowed funds increased $2 million on a year-over-year basis to $73 million. While average borrowings declined 7% to $14.5 billion, the average cost rose 16 basis points to 2.00%.
•
Average non-interesting bearing deposits declined $425 million or 10% to $4.0 billion.

Net Interest Margin

For the three months ended September 30, 2022, the NIM declined 30 basis points to 2.22% compared to the previous quarter and declined 22 basis points compared to the third quarter of 2021.

Prepayment income contributed seven basis points to the third quarter 2022 NIM, compared to 14 basis points in the previous quarter and 12 basis points in the year-ago quarter. Excluding the impact from prepayment income, the third-quarter 2022 NIM on a non-GAAP basis was 2.15%, down 23 basis points compared to the previous quarter and down 17 basis points compared to the year-ago quarter.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

							September 30, 2022
	For the Three Months Ended						Compared to
(dollars in millions)	September 30, 2022		June 30, 2022		September 30, 2021		June 30, 2022		September 30, 2021
Total Interest Income	$509		$473		$415		8%		23%
Prepayment Income:
Loans	$10		$19		$15		(47)%		(33)%
Securities	—		1		1		(100)%		(100)%
Total prepayment income	$10		$20		$16		(50)%		(38)%
GAAP Net Interest Margin	2.22%		2.52%		2.44%		(30)	bp	(22)	bp
Less:
Prepayment income from loans	-7	bp	-13	bp	-11	bp	6	bp	4	bp
Prepayment income from securities	0		-1		-1		1	bp	1	bp
Total prepayment income contribution to net interest margin	-7	bp	-14	bp	-12	bp	7	bp	5	bp
Adjusted Net Interest Margin (non-GAAP)	2.15%		2.38%		2.32%		(23)	bp	(17)	bp

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

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$48,495	$442	3.64%	$47,144	$424	3.61%	$43,159	$376	3.48%
Securities (2)(3)	7,368	51	2.74	6,676	40	2.40	6,657	37	2.21
Reverse repurchase agreements	521	4	3.34	348	2	1.93	497	1	1.22
Interest-earning cash, cash equivalents, and due from banks	2,192	12	2.15	2,861	7	0.93	1,612	1	0.15
Total interest-earning assets	58,576	509	3.47	57,029	473	3.32	51,925	415	3.20
Non-interest-earning assets	4,693			4,959			5,382
Total assets	$63,269			$61,988			$57,307
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$19,443	$72	1.47%	$17,456	$24	0.55%	$12,783	$8	0.23%
Savings accounts	9,297	15	0.69	9,228	10	0.41	7,974	7	0.36
Certificates of deposit	8,416	23	1.07	8,102	12	0.62	8,716	11	0.53
Total interest-bearing deposits	37,156	110	1.18	34,786	46	0.53	29,473	26	0.35
Short term borrowed funds	2,080	13	2.48	1,959	5	0.96	2,258	1	0.35
Other borrowed funds	12,403	60	1.92	13,050	63	1.94	13,271	70	2.09
Total Borrowed funds	14,483	73	2.00	15,009	68	1.81	15,529	71	1.84
Total interest-bearing liabilities	51,639	183	1.41	49,795	114	0.92	45,002	97	0.87
Non-interest-bearing deposits	4,037			4,568			4,462
Other liabilities	701			724			866
Total liabilities	56,377			55,087			50,330
Stockholders’ equity	6,892			6,901			6,977
Total liabilities and stockholders’ equity	$63,269			61,988			$57,307
Net interest income/interest rate spread		$326	2.06%		$359	2.40%		$318	2.33%
Net interest margin			2.22%			2.52%			2.44%
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.15x			1.15x

(1)
Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.
(2)
Amounts are at amortized cost.
(3)
Includes FHLB stock.

Provision for (Recovery of) Credit Losses

For the three months ended September 30, 2022, the provision for credit losses totaled $2 million compared to a recovery of credit losses of $1 million in the year-ago quarter and $9 million in the previous quarter of 2022. During the current third quarter, we recorded net charge-offs of zero, unchanged compared to the year-ago quarter and compared to a $7 million net recovery during second-quarter 2022.

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

For the three months ended September 30, 2022, non-interest income totaled $17 million, up $2 million or 13% compared to the third quarter of 2021, but down $1 million or 6% compared to the second quarter of 2022. The current third quarter includes net losses on securities of $1 million compared to no such net gains or losses on securities in either the prior-quarter or the year-ago quarter. The prior quarter included a $1.7 million gain on the sale of the Company's former headquarters building in Westbury, N.Y.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
	September 30,	June 30,	September 30,
(dollars in millions)	2022	2022	2021
Fee income	$5	$6	$6
BOLI income	10	7	7
Net gain (loss) on securities	(1)	—	—
Other income:
Third-party investment product sales	1	1	—
Other	2	4	2
Total other income	3	5	2
Total non-interest income	$17	$18	$15

Non-Interest Expense

For the three months ended September 30, 2022, total non-interest expenses were $136 million, up 1% compared to the $135 million reported for the three months ended September 30, 2021, but down 1% compared to the $138 million reported during the three months ended June 30, 2022. Included in the current third quarter are $4 million in merger-related expenses, unchanged compared to second-quarter 2022, but down 33% compared to $6 million during the third-quarter 2021. Excluding this item, total operating expenses for the three months ended September 30, 2022 were $132 million, down $2 million or 1% compared to the previous quarter, but up $3 million or 2% compared to the year-ago quarter. The efficiency ratio during the current third quarter was 38.57% compared to 35.57% during second-quarter 2022 and 38.84% during the year-ago third quarter.

Income Tax Expense

For the three months ended September 30, 2022, income tax expense totaled $53 million, reflecting an effective tax rate of 25.66% compared to income tax expense of $59 million with an effective tax rate of 25.60% in the previous quarter and income tax expense of $50 million, reflecting an effective tax rate of 25.19% in the year-ago quarter. The linked-quarter decrease in our income tax expense was driven primarily by a lower amount of pre-tax income.

Earnings Summary for the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, net income totaled $478 million, up 7% compared to the nine months ended September 30, 2021. Net income available to common stockholders for the nine months ended September 30, 2022 totaled $453 million, up 8% compared to $421 million for the nine months ended September 30, 2021. Diluted EPS for the nine months ended September 30, 2022 were $0.96, up 7% compared to $0.90 for the nine months ended September 30, 2021. Included in both nine month periods are merger-related expenses and other one-time items of $11 million, net of income taxes and $15 million net of income taxes, respectively, for the nine months ended September 30, 2022 and 2021, respectively.

Net Interest Income

Net interest income for the nine months ended September 30, 2022 was $1.0 billion compared to $967 million for the nine months ended September 30, 2021, up 5%. The year-over-year increase was driven by a $142 million or 11% increase in total interest income to $1.4 billion, partially offset by a $92 million or 30% increase in total interest expense.

Details of the change in net interest income are as follows:

•
Average interest-earnings assets increased $4.7 billion or 9% to $56.7 billion, while the average yield on interest-earnings assets rose seven basis points to 3.32%.

•
Average interest-bearing liabilities grew $4.6 billion or 10% to $49.7 billion, while the average cost of interest-bearing liabilities increased 16 basis points to 1.06%.
•
Interest income on average loans increased $114 million or 10% to $1.3 billion, driven by a $4.3 billion or 10% increase in average loan balances, while the average yield was unchanged at 3.56%.
•
Average securities balances rose 3% to $6.9 billion and the average yield increased five basis points to 2.43%.
•
Interest expense on average deposits increased $96 million or 110% to $183 million, while the average cost of deposits increased 31 basis points to 0.71%.
•
The majority of the increase in interest expense on deposits was in the interest-bearing checking and MMA category. The average balance of interest-bearing checking and MMA rose $4.2 billion or 33% to $16.9 billion. The average cost of these deposits increased 57 basis points to 0.82%.
•
Interest expense on average borrowed funds was down $4 million to $211 million due to a $404 million or 3% decline in average balances and a one basis point increase in the average cost to 1.84%.

Net Interest Margin

For the nine months ended September 20, 2022, the NIM was 2.39%, down nine basis points compared to 2.48% for the nine months ended September 30, 2021. Prepayment income totaled $42 million compared to $63 million in the year-ago period, and contributed 10 basis points to the NIM compared to 16 basis points in the year-ago period. Excluding the impact from prepayment income, the NIM, on a non-GAAP basis was 2.29% for the nine months ended September 30, 2022, down three basis points compared to the nine months ended September 30, 2021.

	For the Nine Months Ended
(dollars in millions)	September 30, 2022		September 30, 2021		% Change
Total Interest Income	$1,411		$1,269		11%
Prepayment Income:
Loans	$40		$56		(29)%
Securities	2		7		(71)%
Total prepayment income	$42		$63		(33)%
GAAP Net Interest Margin	2.39%		2.48%		(9)	bp
Less:
Prepayment income from loans	-9	bp	-14	bp	5	bp
Prepayment income from securities	-1		-2		1	bp
Total prepayment income contribution to net interest margin	-10	bp	-16	bp	6	bp
Adjusted Net Interest Margin (non-GAAP)	2.29%		2.32%		(3)	bp

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

Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$47,158	$1,259	3.56%	$42,905	$1,145	3.56%
Securities (2)(3)	6,864	125	2.43	6,655	118	2.38
Reverse repurchase agreements	388	7	2.35	410	3	1.00
Interest-earning cash, cash equivalents, and due from banks	2,326	20	1.12	2,044	3	0.17
Total interest-earning assets	56,736	1,411	3.32	52,014	1,269	3.25
Non-interest-earning assets	4,993			5,232
Total assets	$61,729			$57,246
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$16,915	$104	0.82%	$12,703	$24	0.25%
Savings accounts	9,245	33	0.49	7,396	20	0.36
Certificates of deposit	8,197	46	0.75	9,280	43	0.63
Total interest-bearing deposits	34,357	183	0.71	29,379	87	0.40
Short term borrowed funds	1,925	17	1.16	2,253	6	0.35
Other borrowed funds	13,419	194	1.93	13,495	209	2.07
Total Borrowed funds	15,344	211	1.84	15,748	215	1.83
Total interest-bearing liabilities	49,701	394	1.06	45,127	302	0.90
Non-interest-bearing deposits	4,332			4,402
Other liabilities	750			810
Total liabilities	54,783			50,339
Stockholders’ equity	6,946			6,907
Total liabilities and stockholders’ equity	$61,729			$57,246
Net interest income/interest rate spread		$1,017	2.26%		$967	2.35%
Net interest margin			2.39%			2.48%
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.15x

Provision for (Recovery of) Credit Losses

For the nine months ended September 30, 2022, the provision for credit losses totaled $9 million compared to a net recovery of credit losses of $1 million for the nine months ended September 30, 2021. On a year-to-date basis, we recorded a net recovery of $5 million compared to a net recovery of $7 million for 2021 year-to-date.

Non-Interest Income

For the nine-months ended September 30, 2022, non-interest income totaled $49 million, up $4 million or 9% compared to the nine months ended September 30, 2021. Included in the current year-to-date period is a $2 million net loss on securities compared to no such gain or loss in the year-ago year-to-date period. Also included in the current year-to-date period is the previously mentioned gain on the sale of the Company's former headquarters building.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2022	2021
Fee income	$17	$17
BOLI income	24	22
Net gain (loss) on securities	(2)	—
Other income:
Third-party investment product sales	4	—
Other	6	6
Total other income	10	6
Total non-interest income	$49	$45

Non-Interest Expense

For the nine-months ended September 30, 2022, non-interest expense totaled $415 million, up $9 million or 2% compared to the nine months ended September 30, 2021. Merger-related expenses for the nine months ended September 30, 2022 totaled $15 million compared to $16 million for the nine months ended September 30, 2021. Excluding the impact of merger-related expenses, total operating expenses for the nine months ended September 30, 2022 were $400 million, up $10 million or 3% compared to $390 million for the nine months ended September 30, 2021. The efficiency ratio for the nine months ended September 30, 2022 was 37.53% compared to 38.58% during the nine months ended September 30, 2021.

Income Tax Expense

For the nine-months ended September 30, 2022, total income tax expense was $164 million, up slightly compared to total income tax expense of $161 million for the nine months ended September 30, 2021. This represents an effective tax rate of 25.48% and 26.48%, respectively, for the nine months ended September 30, 2022 and 2021, respectively.

The year-ago nine-month period included $2 million of income tax expense due to the revaluation of deferred taxes related to a change in the New York State tax rate.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of September 30, 2022, the Company has repurchased $286 million of its common stock under this repurchase authorization, leaving $9 million available for repurchase under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(amounts in millions, except share data) Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
Third Quarter 2022
July	94,243	$9.09	$1
August	1,077	10.80	0
September	11,702	9.57	0
Total Third Quarter 2022	107,022	9.16	$1

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

2.2	Amendment No 1, dated April 26, 2022, to the Agreement and Plan of Merger, dated April 24, 2021 by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (2)

2.3	Amendment No 2, dated October 27, 2022, to the Agreement and Plan of Merger, dated April 24, 2021 by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (3)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation. (5)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (6)

3.4

Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (7)

3.5	Amended and Restated Bylaws. (8)

4.1	Specimen Stock Certificate. (9)

4.2

Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (10)

4.3	Form of certificate representing the Series A Preferred Stock. (10)

4.4	Form of depositary receipt representing the Depositary Shares. (10)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
(3)
Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2022 (File No. 1-31565).

(4)
Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(5)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(6)
Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(7)
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

New York Community Bancorp, Inc.
(Registrant)

DATE: November 4, 2022	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: November 4, 2022	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer