Form 10-K
period 2022-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2023-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares of common stock outstanding of the registrant was $4.2 billion, excluding 6,801,356 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2022, $9.13 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 22, 2023 was 682,901,266 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2023 are incorporated by reference into Part III.

CROSS REFERENCE INDEX

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiary, Flagstar Bank, N.A. (the “Bank”).

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
•
heightened regulatory focus on commercial real estate loan concentrations;
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
•
changes in future allowance for credit losses requirements under relevant accounting and regulatory requirements;
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
•
the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
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

GLOSSARY

BARGAIN PURCHASE GAIN

The amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration given.

BASIS POINT

Throughout this filing, the year-over-year changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01 percent.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses	FHLB-NY—Federal Home Loan Bank of New York
ADC—Acquisition, development, and construction loan	FOAL—Fallout-Adjusted Locks
ALCO—Asset and Liability Management Committee	FOMC—Federal Open Market Committee
AMT—Alternative minimum tax	FRB—Federal Reserve Board
AOCL—Accumulated other comprehensive loss	FRB-NY—Federal Reserve Bank of New York
ASC—Accounting Standards Codification	Freddie Mac—Federal Home Loan Mortgage Corporation
ASU—Accounting Standards Update	FTEs—Full-time equivalent employees
BaaS—Banking as a Service	GAAP—U.S. generally accepted accounting principles
BOLI—Bank-owned life insurance	GLBA—The Gramm Leach Bliley Act
BP—Basis point(s)	GNMA—Government National Mortgage Association
CARES Act – Coronavirus Aid, Relief, and Economic Security Act	GSE—Government-sponsored enterprises
C&I—Commercial and industrial loan	HOLA—Home Owners Loan Act

CDs—Certificates of deposit	HPI—Housing Price Index

CECL—Current Expected Credit Loss	LGG - Loans with government guarantees

CFPB—Consumer Financial Protection Bureau	LHFS—Loans Held-for-Sale

CMOs—Collateralized mortgage obligations	LIBOR—London Interbank Offered Rate

CMT—Constant maturity treasury rate	LTV—Loan-to-value ratio

CPI—Consumer Price Index	MBS—Mortgage-backed securities

CPR—Constant prepayment rate	MSRs—Mortgage servicing rights

CRA—Community Reinvestment Act	NIM—Net interest margin

CRE—Commercial real estate loan	NOL—Net operating loss

DIF—Deposit Insurance Fund	NPAs—Non-performing assets

DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NPLs—Non-performing loans

DSCR - Debt service coverage ratio	NPV—Net Portfolio Value

EAR—Earnings at Risk	NYSE—New York Stock Exchange

EPS—Earnings per common share	OCC—Office of the Comptroller of the Currency

ERM—Enterprise Risk Management	OFAC—Office of Foreign Assets Control

ESOP—Employee Stock Ownership Plan	OREO—Other real estate owned

EVE—Economic Value of Equity at Risk	OTTI—Other-than-temporary impairment

Fannie Mae—Federal National Mortgage Association	PAA - Purchase accounting adjustments

FASB—Financial Accounting Standards Board	PPP—Paycheck Protection Program administered by the Small Business Administration

FCA—the United Kingdom's Financial Conduct Authority	ROU—Right of use asset

FDI Act—Federal Deposit Insurance Act	SEC—U.S. Securities and Exchange Commission

FDIC—Federal Deposit Insurance Corporation	SIFI—Systemically Important Financial Institution
FHA—Federal Housing Administration	SOFR—Secured Overnight Financing Rate
FHFA—Federal Housing Finance Agency	TDR—Troubled debt restructurings
FHLB—Federal Home Loan Bank	TILA-RESPA—Truth in Lending ACT-Real Estate Settlement Procedures Act

PART I

ITEM 1. BUSINESS

General

New York Community Bancorp, Inc., (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) is the bank holding company for Flagstar Bank, N.A. (hereinafter referred to as the “Bank”). The Company went public in 1993 and has grown organically and through a series of accretive mergers and acquisitions, culminating in its recent acquisition of Flagstar Bancorp, Inc. (“Flagstar” or “Flagstar Bancorp”), which closed on December 1, 2022. Effective as of December 1, 2022, in connection with the Parent Company’s acquisition of Flagstar Bancorp, (i) Flagstar Bank, FSB converted to a national bank to be known as “Flagstar Bank, N.A.” and (ii) New York Community Bank was merged with and into Flagstar Bank N.A., with Flagstar Bank N.A. continuing as the surviving entity.

New York Community Bancorp, Inc. has market-leading positions in several national businesses, including multi-family lending, mortgage originations and servicing, and warehouse lending. The Company is the second-largest multi-family portfolio lender in the country and the leading multi-family portfolio lender in the New York City market area, where it specializes in rent-regulated, non-luxury apartment buildings. Flagstar Mortgage is the 8th largest bank originator of residential mortgages for the 12-months ended December 31, 2022, while we are the industry’s 6th largest sub-servicer of mortgage loans nationwide, servicing 1.4 million accounts with $346 billion in unpaid principal balances as of December 31, 2022. Additionally, the Company is the 2nd largest mortgage warehouse lender nationally based on total commitments.

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

Our Market

Flagstar Bank, N.A. operates 395 branches across nine states, including strong footholds in the Northeast and Midwest and has exposure to high growth markets in the Southeast and on the West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3,000 third-party mortgage originators.

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, while the majority of the properties collateralizing our CRE and ADC loans are located in the Northeast and Midwest. Our specialty finance loans and leases are generally made to large corporate obligors that participate in stable industries nationwide and our warehouse loans are made to mortgage lenders across the country.

Competition for Deposits

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at competitive rates. In addition to our 395 branches, we have 524 ATM locations that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our mobile banking app, online through our website, www.myNYCB.com, or through our bank-by-phone service. We also offer certain money market accounts, certificates of deposit and checking accounts through a dedicated website: www.myBankingDirect.com.

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

Competition for Commercial and Consumer Loans and Servicing

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

From a lending perspective, we compete with many institutions including commercial banks, national mortgage lenders, local savings banks, financial technology companies, credit unions and commercial lenders offering mortgage loans and other consumer loans.

In servicing, we compete primarily against non-bank servicers. The subservicing market in which we operate is also highly competitive and we face competition related to subservicing pricing and service delivery. We compete by offering quality servicing, a robust risk and compliance infrastructure and a model where our mortgage business allows for recapture services to replenish loans for subservicing clients.

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

Subsidiary Activities

We conduct business primarily through our wholly-owned bank subsidiary, Flagstar Bank, N.A. The Bank has formed, or acquired through merger transactions, 33 active subsidiary corporations. Of these, 21 are direct subsidiaries of the Bank and 12 are subsidiaries of Bank-owned entities.

The 21 direct subsidiaries of the Bank are:

Name	Jurisdiction of Organization	Purpose
100 Duffy Realty, LLC	New York	Owns a building containing back-office and a branch.
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.
BSR 1400 Corp.	New York	Organized to own interests in real estate.
Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company.
NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans.

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate.
NYCB Insurance Agency, Inc.	New York	Sells non-deposit investment products.
Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building.
Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company.
NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC.
Woodhaven Investments, LLC	Delaware	Holding company for Ironbound Investment Company, LLC. and 1400 Corp.
Flagstar REO, LLC	Delaware	Formed to hold real estate from foreclosed loans
Flagstar Mortgage Securities, LLC	Delaware	Formed to hold mortgage loans sold into private securitizations
Flagstar Real Estate Holdings, Inc.	Michigan	Holding company for REIT investment in MSRs
REIT Holding Co #1, Inc.	Michigan	Holding company for REIT investments in mortgage loans
REIT Holding Co #2, Inc.	Michigan	Holding company for REIT investment in commercial real estate loans
Propshop Mortgage, LLC	Delaware	Joint venture mortgage company developing specialized mortgage technology
Flagstar Investment, LLC	Michigan	Formed to invest in low income housing investments
Flagstar Opportunities, LLC	Michigan	Formed to invest in low income housing investments
Grass Lake Insurance Agency, Inc.	Michigan	Licensed insurance agency
FSB-Optimum Investment Fund I LLC	Michigan	Formed to invest in businesses with New Markets Tax Credits

The 12 subsidiaries of Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.
Ironbound Investment Company, LLC.	Florida	Organized for the purpose of investing in mortgage-related assets.
Long Island Commercial Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets.
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Prospect Realty Holding Company, LLC	New York	Owns a back-office building.
Rational Real Estate II, LLC	New York	Formerly Owned a back-office building.
Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Walnut Realty Holding Company, LLC	Delaware	Owns two back-office buildings.
Long Lake REIT	Maryland	Formed to own excess servicing rights assets
Long Lake MSR, Inc.	Maryland	Licensed to own MSRs
REIT #1, Inc.	Michigan	A REIT organized for the purposes of investing in mortgage loans
REIT #2, Inc.	Michigan	A REIT organized for the purposes of investing in commercial real estate loans

NYB Realty Holding Company, LLC owns interests in 10 additional active entities organized as indirect wholly-owned subsidiaries to own interests in various real estate properties.

The Parent Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company.

See Note 12, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts. The Parent Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York and two non-banking subsidiaries that were acquired in connection with the Flagstar acquisition.

Human Capital Management

At December 31, 2022, our workforce included 7,497 employees. None of our employees are represented by a collective bargaining agreement and we believe our employee relations to be in good standing.

We believe our employees are among our most significant resources and that our employees are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of benefits, both of which we believe are competitive with our industry peers and with other firms in the locations in which we do business. Our employees receive salaries that are subject to annual review and periodic benchmarking. Our benefits program includes a 401(k) Plan with an employer matching contribution, healthcare and other insurance benefits, flexible spending accounts and paid time off. Many of our employees are also eligible to participate in the Company’s equity award program and the Company's annual incentive program.

We are proud to strive to maintain a diverse and inclusive workforce that reflects the demographics of the communities in which we do business. Our company recognizes that the talents of a diverse workforce are a key competitive advantage. To increase diversity within our talent pool, we work with key stakeholders in our business locations to deepen our understanding of the local labor market and better position the organization to recruit and retain talent within under-represented communities.

We strive to create and foster a supportive environment for all of our employees, and we are proud to share our business success with individuals whose cultural and personal differences support an innovative and productive workplace. Approximately two-thirds of our workforce is female and nearly half of our workforce have diverse ethnic backgrounds. Our policies and practices reflect our commitment to diversity and inclusion in the workplace.

A diverse workforce is critical to our long-term success. We strive to build and leverage a diverse, inclusive and engaged workforce that inspires all individuals to work together towards a common goal of superior business results by embracing the unique needs and objectives of our customers and community. We strive to achieve this by hiring great people who represent the talents, experiences, background and diversity of the communities we serve. Our commitment is reflected in the policies that govern our workforce, such as our Diversity Pledge and our Diversity, Equity and Inclusion Policy, and is evidenced in our recruiting strategies, diversity and inclusion training and Employee resource groups, which are key to our efforts. Our Employee resource groups provide our associates access to coaching, mentoring and professional development. As of December 31, 2022, our efforts have been focused on the following eleven employee resource groups which we intend to expand across our recently combined Company: African American, Asian-Indian, Environmental, Hispanic/Latino, Interfaith, LGBTQ, Military Veterans, Native American, People with Disabilities, Women and Young Professionals.

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

General

The Bank is a national banking association, subject to federal regulation and oversight by the OCC. The activities of the Bank are limited to those specifically authorized under the National Bank Act and related interpretations of the OCC. The OCC has authority to bring an enforcement action against the Bank for unsafe or unsound banking practices, which could include limiting the Bank’s ability to conduct otherwise permissible activities, or imposing corrective capital or managerial requirements on the bank. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and the requirements established by the Federal Reserve. The Bank is also subject to the supervision of the CFPB, which regulates the offering and provision of consumer financial products or services under federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party", such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is primarily intended for the protection of depositors and the FDIC's DIF rather than our shareholders.

As a bank holding company, we are required to comply with the rules and regulations of the Federal Reserve. We are required to file certain reports, and we are subject to examination by, and the enforcement authority of, the Federal Reserve. Under the federal securities laws, we are also subject to the rules and regulations of the SEC.

Any change to laws and regulations, whether by the Regulatory Agencies or Congress, could have a materially adverse impact on our operations.

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

The New York Housing Stability and Tenant Protection Act of 2019

In 2019, the New York State Legislature passed the Housing Stability and Tenant Protection Act of 2019 impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from material capital improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high income deregulation; and (iv) repealed the 20 percent vacancy bonus. While it will take several years for its full impact to be known, the legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rent apartments.

Capital Requirements

In 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the DFA. Basel III generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The Basel III rules generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The Basel III rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for the purposes of calculating those ratios. Under Basel III, the Company and the Bank are required to maintain minimum capital in accordance with the following ratios: (i) a common equity tier 1 capital ratio of 4.5 percent; (ii) a tier 1 capital ratio of 6 percent (increased from 4 percent); (iii) a total capital ratio of 8 percent (unchanged from the prior rules); and (iv) a tier 1 leverage ratio of 4 percent.

In addition, the Basel III rules assign higher risk weights to certain assets, such as the 150 percent risk weighting assigned to exposures that are more than 90 days past due or are on non-accrual status, and to certain CRE facilities that finance the acquisition, development, or construction of real property. Basel III also eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. In addition, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock are required, subject to limitation, to be deducted from capital. Finally, tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale securities.

Basel III also established a “capital conservation buffer” (consisting entirely of common equity tier 1 capital) that is 2.5 percent above the new regulatory minimum capital requirements. This resulted in an increase in the minimum common equity tier 1, tier 1, and total capital ratios to 7.0 percent, 8.5 percent, and 10.5 percent, respectively. The capital conservation buffer is now at its fully phased-in level of 2.5 percent. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. Basel III also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.

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

As a result of the Basel III rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10 percent or greater, a tier 1 risk-based capital ratio of 8 percent or greater, a common equity tier 1 risk-based capital ratio of 6.5 percent or greater, and a tier 1 leverage ratio of 5 percent or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8 percent or greater, a tier 1 risk-based capital ratio of 6 percent or greater, a common equity tier 1 risk-based capital ratio of 4.5 percent or greater, and a tier 1 leverage ratio of 4 percent or greater.

An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8 percent, a tier 1 risk-based capital ratio of less than 6 percent, a common equity tier 1 risk-based capital ratio of less than 4.5 percent, or a tier 1 leverage ratio of less than 4 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6 percent, a tier 1 risk-based capital ratio of less than 4 percent, a common equity tier 1 risk-based capital ratio of less than 3 percent, or a tier 1 leverage ratio of less than 3 percent. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2 percent.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5 percent of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

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

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 21 - Capital. As of December 31, 2022, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

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

FDIC, OCC, and FRB Regulations

The discussion that follows pertains to FDIC, OCC, and FRB regulations other than those already discussed on the preceding pages.

Additional Regulations

The following pertains to regulations other than those already discussed on the preceding pages.

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

The FDIC, the OCC, and the FRB (collectively, the “Federal Banking Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but, rather, reinforces and enhances the Federal Banking Agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300 percent or more of total risk-based capital. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending.

On December 13, 2019, the Federal Banking Agencies issued a final rule, which became effective on April 1, 2020, to modify the agencies’ capital rules for high volatility CRE (“HVCRE”) exposures, as required by the EGRRCPA. The final rule revises the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015. The revised HVCRE exposure definition differs from the previous definition primarily in two ways. First, the previous definition applied to loans that financed ADC activities, whereas the new definition only applies to loans that “primarily” finance ADC activities and that are secured by land or improved real estate. This change excludes multipurpose credit facilities that primarily finance the purchase of equipment or other non-ADC activities. Second, the new definition permits the full appraised value of borrower-contributed land (less the total amount of any liens on the real property securing the HVCRE exposure) to count toward the 15 percent capital contribution of the real property’s appraised “as completed” value, which is one of the criteria for an exemption from the heightened risk weight. The final rule includes a grandfathering provision, which will provide banking organizations with the option to maintain their current capital treatment for ADC loans originated on or after January 1, 2015, and before April 1, 2020. Banking organizations also will have the option to reevaluate any or all of their ADC loans originated on or after January 1, 2015, using the revised HVCRE exposure definition.

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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In 2022, dividends of $335 million were paid by the Bank to the Parent Company. At December 31, 2022, the Bank could have paid additional dividends of $615 million to the Parent Company without regulatory approval.

Investment Activities

National bank investment activities are governed by the National Bank Act and OCC regulations which, consistent with safe and sound banking practices, prescribe standards under which national banks may purchase, sell, deal in, underwrite, and hold securities. The types of investment activities that are permissible for national banks, and the calculation of limits for investments in such covered securities, are set forth in regulations promulgated by the OCC (12 CFR Part 1), as further described in the OCC’s Investment Securities Policy Statement (OCC Bulletin 1998-20). A national bank must adhere to safe and sound banking practices and the specific requirements of the OCC's regulations in conducting such investment activities. A bank must consider, as appropriate, the interest rate, credit, liquidity, price, foreign exchange, transaction, compliance, strategic, and reputation risks presented by a proposed activity, and the particular activities undertaken by the bank must be appropriate for that bank. If the OCC determines for safety and soundness reasons that a bank should calculate its investment limits more frequently than required by the OCC's Investment Securities regulations, the OCC may provide written notice to the bank directing the bank to calculate its investment limitations at a more frequent interval, and the bank must thereafter calculate its investment limits at that interval until further notice from the OCC.

The GLBA and FDIC regulations also impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

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

Acquisition, Activities and Change in Control. The Company may only conduct, or acquire control of companies engaged in activities permissible for a bank holding company pursuant to the BHCA. Further, we generally are required to obtain Federal Reserve approval before acquiring direct or indirect ownership or control of any voting shares of another bank, bank holding company, savings associations or savings and loan holding company if we would own or control more than 5 percent of the outstanding shares of any class of voting securities of that entity. Additionally, we are prohibited from acquiring control of a depository institution that is not federally insured or retaining control for more than one year after the date that institution becomes uninsured.

We may not be acquired unless the transaction is approved by the Federal Reserve. In addition, the GLBA generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a bank holding company or financial holding company.

Capital Requirements. The Company and the Bank are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit and recourse arrangements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 21 -Capital.

Holding Company Limitations on Capital Distributions. Our ability to make any capital distributions to our stockholders, including dividends and share repurchases, is subject to the oversight of the Federal Reserve and contingent upon their non-objection to such planned distributions which typically considers our capital adequacy, comprehensiveness and effectiveness of capital planning and the prudence of the proposed capital action.

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10 percent or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5 percent of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

Banking Regulation

Limitation on Capital Distributions. The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. An application to the OCC by the Bank may be required based on a number of factors including whether the Bank would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. As a result of our acquisition of Flagstar, we are required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024, which could restrict our ability to pay the common stock dividend.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiaries as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a bank to directors, executive officers, and principal stockholders.

Community Reinvestment Act

Federal Regulation

Under the CRA, as implemented by OCC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA generally does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank holding company and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

Community Pledge Agreement with the National Community Reinvestment Coalition

On January 24, 2022, the Company and the National Community Reinvestment Coalition ("NCRC") announced the Company's commitment to provide $28 billion in loans, investments, and other financial support to communities and people of color, low- and moderate-income ("LMI") families and communities, and small businesses. The Company's Community Pledge Agreement was developed with NCRC and its members in conjunction with the Company's merger with Flagstar Bancorp, Inc. The agreement includes $22 billion in community lending and affordable housing commitments and $6 billion of residential mortgage originations to underserved and LMI borrowers, and in LMI and majority-minority neighborhoods over a five-year period. NYCB will also provide $542 million in loans to small businesses with less than $1 million in revenues and in LMI and majority-minority communities; $16.5 million in philanthropic support to nonprofit organizations that meet the needs of LMI and majority-minority communities and individuals; greater access to banking products and services; and the continuation of NYCB's responsible multi-family lending practices.

Bank Secrecy and Anti-Money Laundering

The Bank is subject to the Bank Secrecy Act (“BSA”) and other anti-money laundering laws and regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act”. The BSA requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The Bank is also required to comply with the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. The USA PATRIOT Act contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the Patriot Act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

We have developed and operate an enterprise-wide anti-money laundering program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations. Our anti-money laundering program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our anti-money laundering and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls designed to identify, monitor, manage, and mitigate the risk of money laundering and terrorist financing. These controls include procedures and processes to detect and report potentially suspicious transactions, perform consumer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our programs are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

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

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, and imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third-parties. Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the EU General Data Protection Regulation (“GDPR”), which regulates the collection, control, sharing, disclosure and use and other processing of personal information of data subjects in the EU and the European Economic Area. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4 percent of the annual global revenue of the noncompliant company. In addition, California approved a new privacy law in 2020, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2022 the Bank held $762 million of FHLB-NY stock and, as a result of the Flagstar acquisition, $329 million of FHLB-Indianapolis shares.

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

Applicable consumer protection laws, and their implementing regulations, include, but may not be limited to, the DFA, Truth in Lending Act (Regulation Z), Truth in Savings Act (Regulation DD), Equal Credit Opportunity Act (Regulation B), Electronic Funds Transfer Act (Regulation E), Fair Housing Act, Home Mortgage Disclosure Act (Regulation C), Fair Debt Collection Practices Act (Regulation F), Fair Credit Reporting Act (Regulation V), as amended by the Fair and Accurate Credit Transactions Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act (Regulation X), Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act. Additionally, we are subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service

In addition, the Bank and its subsidiaries are subject to certain state laws and regulations designed to protect consumers. Many states have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, and unfair or deceptive business practices.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval for parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. The licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of our fees), interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. We may also be subject to supervision and examination by applicable state regulatory authorities in the jurisdictions in which we may offer consumer financial products or services.

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

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings, and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as certain of their affiliates.

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2022, range from $6,323 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010 (“CFPA”). Specifically, the CFPB confirmed that (1) states can enforce the CFPA, including the provision making it unlawful for covered persons or service providers to violate any provision of federal consumer financial protection law; (2) the enforcement authority of states under section 1042 of the CFPA is generally not subject to certain limits applicable to the CFPB’s enforcement authority, such that States may be able to bring actions against a broader cross-section of companies than the CFPB; and (3) state attorneys general and regulators may bring (or continue to pursue) actions under their CFPA authority even if the CFPB is pursuing a concurrent action against the same entity. See CFPB Interpretive Rule regarding Section 1042 of the Consumer Financial Protection Act of 2010 (87 FR 31940, May 26, 2022).

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration, the Veterans’ Administration (“VA”) and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. We are also subject to examination by Fannie Mae, FHA and VA to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Report Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Enterprise Risk Management

The Company’s and the Bank’s Boards of Directors are actively engaged in the process of overseeing the efforts made by the Enterprise Risk Management department to identify, measure, monitor, mitigate, and report risk. The Company has established an ERM program that reinforces a strong risk culture to support sound risk management practices. The Board is responsible for the approval and oversight of the ERM program and framework.

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

Recent Events

Declaration of Dividend on Common Shares

On January 24, 2023, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend was payable on February 16, 2023 to common stockholders of record as of February 6, 2023.

Mortgage Restructuring

Legacy Flagstar proactively rightsized its mortgage operation throughout 2022 to adjust for market conditions. The mortgage business is cyclical by nature and challenging conditions are expected to continue throughout 2023. To better reflect demand and align to where our brand strength and familiarity lies, the distributed retail channel will reduce coverage by 69% and shift to a branch footprint only-model.

We expect that these actions will optimize our mortgage business and improve profitability during the current mortgage down cycle, while still allowing us to participate in the upside once the interest rate cycle becomes favorable. This allows us to maintain a retail presence within our nine-state footprint, leverages our marketing and branding spend, and reduces risk. More importantly, it leaves our position within the mortgage industry intact. We remain one of the largest bank originators, the 6th largest sub-servicer in the country, and the 2nd largest warehouse lender. Moreover, it allows us to continue to lend in all six channels and maintain our commitment to the correspondent and broker business.

ITEM 1A. RISK FACTORS

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) risks related to our financial statements; (4) liquidity risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses; (5) legal/compliance risk, which arises from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards; (6) market risk, which arises from changes in the value of portfolios of financial instruments; (7) strategic risk, which is the risk of loss arising from the execution of our strategic initiatives and business strategies, including our acquisition and integration of other companies we acquire, as well as inadequate or failed internal processes, people, and systems; (8) operational risk, which arises from problems with service or product delivery; and (9) reputational risk, which arises from negative public opinion resulting in a significant decline in stockholder value.

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

Credit Risk

Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for credit losses. The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model or CECL. This methodology is described in detail under “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. CECL may result in greater volatility in the level of the ACL, depending on various assumptions and factors used in this model. If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. In addition, growth in our loan portfolio may require us to increase the allowance for credit losses on such loans by making additional provisions, which would reduce our net income. Furthermore, bank regulators have the authority to require us to make provisions for credit losses or otherwise recognize loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the loan loss allowance or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Our concentration in multi-family loans and CRE loans could expose us to increased lending risks and related loan losses.

At December 31, 2022, $38.1 billion or 55 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $8.5 billion or 12 percent consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

At December 31, 2022, goodwill and other intangible assets totaled $2.7 billion. Goodwill and our other intangible assets are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

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

We are subject to regulation, supervision, and examination by the following entities: (1) the OCC; (2) the FDIC; (3) the FRB-NY; and (4) the CFPB, as well as state licensing restrictions and limitations regarding certain consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in material financial loss.

The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act, requires depository institutions to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions above a certain threshold, and responding to requests for information by regulatory authorities and law enforcement agencies. FINCEN, a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil monetary penalties for violations of these requirements. If our BSA policies, procedures and systems are deemed to be deficient, or the BSA policies, procedures and systems of the financial institutions that we acquire in the future are deficient, we would be subject to reputational risk and potential liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Federal Reserve to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the Federal Reserve determines that we need to improve our performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations. Additionally, state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. If we become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.

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

Rising mortgage rates and adverse changes in mortgage market conditions could reduce mortgage revenue.

The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. Lower interest rates generally increase the volume of mortgage originations, while higher interest rates generally cause that volume to decrease. Therefore, our mortgage performance is typically correlated to fluctuations in interest rates, primarily the 10-year U.S. Treasury rate. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates and/or a decrease in our mortgage production volume could have a materially adverse effect on our operating results. The 10-year U.S. Treasury rate was 3.88 percent at December 31, 2022, and averaged 2.95 percent during 2022, 151 basis points higher than average rates experienced during 2021. The sustained higher rates experienced throughout 2022 negatively impacted the mortgage market including our loan origination volume and refinancing activity. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. Adverse market conditions, including increased volatility, changes in interest rates and mortgage spreads and reduced market demand, could result in greater risk in retaining mortgage loans pending their sale to investors. A prolonged period of secondary market illiquidity may result in a reduction of our loan mortgage production volume and could have a materially adverse effect on our financial condition and results of operations.

Our mortgage origination business is also subject to the cyclical and seasonal trends of the real estate market. The cyclical nature of our industry could lead to periods of growth in the mortgage and real estate markets followed by periods of declines and losses in such markets. Seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans, which is affected by prevailing interest rates, housing supply and demand, residential construction trends, and overall economic conditions. If we are unable to respond to the cyclical nature of our industry by appropriately adjusting our operations or relying on the strength of our other product offerings during cyclical downturns, our business, financial condition, and results of operations could be adversely affected. Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and market expectation for higher levels of repayments in the future which have a negative impact on MSR fair value. Conversely, higher rates typically drive lower repayments which results in an increase in the MSR fair value. We utilize derivatives to manage the impact of changes in the fair value of the MSRs. We may have basis risk and our risk management strategies, which rely on assumptions or projections, may not adequately mitigate the impact of changes in interest rates, interest rate volatility, convexity, credit spreads, or prepayment speeds, and, as a result, the change in the fair value of MSRs may negatively impact earnings.

We are highly dependent on the Agencies to buy mortgage loans that we originate. Changes in these entities and changes in the manner or volume of loans they purchase or their current roles could adversely affect our business, financial condition and results of operations.

We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, their concentration limits with respect to loans purchased from us, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may have a materially adverse effect on our results of operations or could cause us to take other actions that would be materially detrimental. Fannie Mae and Freddie Mac remain in conservatorship and a path forward for them to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated as a result of regulatory actions and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could create additional competition in the market and significantly and adversely affect our business, financial condition and results of operations.

Changes in the servicing, origination, or underwriting guidelines or criteria required by the Agencies could adversely affect our business, financial condition and results of operations.

We are required to follow specific guidelines or criteria that impact the way we originate, underwrite or service loans. Guidelines include credit standards for mortgage loans, our staffing levels and other servicing practices, the servicing and ancillary fees that we may charge, modification standards and procedures, and the amount of non-reimbursable advances. We cannot negotiate these terms, which are subject to change at any time, with the Agencies. A significant change in these guidelines, which decreases the fees we charge or requires us to expend additional resources in providing mortgage services, could decrease our revenues or increase our costs, adversely affecting our business, financial condition, and results of operations. In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The fees that we are required to pay to the Agencies for these guarantees have changed significantly over time and any future increases in these fees would adversely affect our business, financial condition and results of operations.

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

Limitations on our ability to grow our loan portfolios could adversely affect our ability to generate interest income, as well our financial condition and results of operations, perhaps materially.

Our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (68 percent of total loans held for investment as of December 31, 2022). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that we are in compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.

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

We may be exposed to challenges in combining the operations of acquired or merged businesses, including our recent Flagstar acquisition, into our operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. We may lose our customers or the customers of acquired entities as a result of the acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us including, but not limited to, increased compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, we may incur higher integration expenses than anticipated and the economic benefits expected to result from the acquisition, including revenue growth and cost savings, might not occur or might not occur to the extent we expected. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations.

The inability to receive dividends from our subsidiary bank could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. As a result of our acquisition of Flagstar, we are required to seek regulatory approval from the OCC for the payment of any dividend to the Bancorp through at least the period ending November 1, 2024. If the Bank is unable to pay dividends to the Parent Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock.

Reduction or elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. As a result of our acquisition of Flagstar, we are required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024, which could restrict our ability to pay the common stock dividend. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

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

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives. We may also be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including expenses for third-party expert consultants or outside counsel. We also may be subject to litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain. We believe that the impact of any previously identified cyber incidents will not have a material financial impact and we have cyber insurance in place.

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

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. Our ability to deliver products and services to our customers, to adequately process and account for our customers’ transactions, or otherwise conduct our business could be adversely impacted by any disruption in the services provided by these third parties; their failure to handle current or higher volumes of usage; or any difficulties we may encounter in communicating with them. Replacing these third-party providers also could entail significant delay and expense. Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities. These types of third-party relationships are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) and the CFPB. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation. In addition, the Company may not be adequately insured against all types of losses resulting from third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from systems failures or other disruptions to our banking services.

Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and invest in new technology as it becomes available. Many of our competitors have greater resources than we do and may be better equipped to invest in and market new technology-driven products and services.

The inability to attract and retain key personnel could adversely impact our operations.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our markets, and years of industry experience make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis. Furthermore, our ability to attract and retain personnel with the skills and knowledge to support our business may require that we offer additional compensation and benefits that would reduce our earnings.

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

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

At December 31, 2022, we had relationships with 12 owners of MSRs, excluding ourselves, for which we act as subservicer for the mortgage loans they own. Due to the limited number of relationships, discontinuation of existing agreements with those third parties or adverse changes in contractual terms could have a significant negative impact to our mortgage servicing revenue. The terms and conditions in which a master servicer may terminate subservicing contracts are broad and could be exercised at the discretion of the master servicer without requiring cause. Additionally, the master servicer directs the oversight of custodial deposits associated with serviced loans and, to the extent allowable, could choose to transfer the oversight of the Bank's custodial deposits to another depository institution. Further, as servicer or subservicer of loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses.

When mortgage loans are sold by us, we make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements may require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower or we may be required to pay fees. We may also be subject to litigation relating to these representations and warranties which may result in significant costs. With respect to loans that are originated through our broker or correspondent channels, the remedies we have available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We also face further risk that the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, our liquidity, results of operations and financial condition may also be adversely affected. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit or other losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims for which we did not satisfy our obligations, or increased loss severity on such repurchases, we may have a significant reduction to noninterest income or an increase to noninterest expense. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. Any of these actions may harm our reputation or negatively affect our servicing business and, as a result, our profitability.

The pipeline represents the UPB for loans the Agencies identified as potentially needing to be repurchased, and the estimated probable loss associated with these loans is included in our representation and warranty reserve. While we believe the level of the reserve to be appropriate, the reserve may not be adequate to cover losses for loans that we have sold or securitized for which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. Additionally, the pipeline could increase substantially without warning. Our regulators, as part of their supervisory function, may review our representation and warranty reserve for losses and may recommend or require us to increase our reserve, based upon their judgment, which may differ from that of Management.

We utilize third-party mortgage originators which subjects us to strategic, reputation, compliance, and operational risk.

We utilize third-party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages or provide services to many different banks and other entities. Accordingly, they may have relationships with, or loyalties to, such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third-party mortgage originators could have a negative impact on our market share which would negatively impact our results of operations. We rely on third-party mortgage originators to originate and document the mortgage loans we purchase or originate. While we perform due diligence on the mortgage companies with whom we do business as well as review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank. Due to regulatory scrutiny, our third-party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. The TILA-RESPA Integrated Disclosure Rule issued by the CFPB establishes comprehensive mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The rule requires certain disclosures to be provided to consumers in connection with applying for and closing on a mortgage loan. The rule also mandates the use of specific disclosure forms, timing of communicating information to borrowers, and certain record keeping requirements. The ongoing administrative burden and the system requirements associated with complying with these rules or potential changes to these rules could impact our mortgage volume and increase costs. These arrangements with third-party mortgage originators and the fees payable by us to such third parties could also be subject to future regulatory scrutiny and restrictions.

The Equal Credit Opportunity Act, The Consumer Protection Act and the Fair Housing Act prohibit discriminatory and other lending practices by lenders, including financial institutions. Mortgage and consumer lending practices raise compliance risks resulting from the detailed and complex nature of mortgage and consumer lending laws and regulations imposed by federal Regulatory Agencies as well as the relatively independent and diverse operating channels in which loans are originated. As we originate loans through various channels, we, and our third-party originators, are especially impacted by these laws and regulations and are required to implement appropriate policies and procedures to help ensure compliance with fair lending laws and regulations and to avoid lending practices that result in the disparate treatment of, or disparate impact to, borrowers across our various locations under multiple channels. Failure to comply with these laws and regulations, by us, or our third-party originators, could result in the Bank being liable for damages to individual borrowers, changes in business practices, or other imposed penalties.

We are subject to various legal or regulatory investigations and proceedings.

At any given time, we are involved with a number of legal and regulatory examinations as a part of the routine reviews conducted by regulators and other parties, which may involve consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities, or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We have been, and may be in the future, subject to stockholder class and derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a materially adverse effect on our business, which could have a materially adverse effect on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies. For further information, see Note 15 - Contingencies and Commitments.

We may be required to pay interest on certain mortgage escrow accounts in accordance with certain state laws despite the Federal preemption under the National Bank Act.

In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks, and other federally-chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States. We are defending similar litigation in California, and are currently appealing a federal district court judgment against us in that case to the Ninth Circuit. We are arguing that the Lusnak case was wrongly decided; we believe our situation can be distinguished from Lusnak as a matter of law and California’s interest on escrow law should be preempted as a matter of fact. If the Ninth Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have enacted, or in the future may enact, statutes requiring the payment of interest on escrow balances or if we would be required to retroactively credit interest on escrow funds, the Company’s earnings could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, Florida and Michigan. We also utilize other branch and back-office locations in those states, and in New Jersey, Arizona, California, Indiana, and Wisconsin under various lease and license agreements that expire at various times. (See Note 8, “Leases” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2022, the number of outstanding shares was 681,217,334 and the number of registered owners was approximately 11,746. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2022 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the S&P U.S. BMI Banks Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the S&P U.S. BMI Banks Index currently is comprised of 302 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

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

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2017 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and S&P U.S. BMI Banks Index*

r

ASSUMES $100 INVESTED ON DECEMBER 31, 2017 AND DIVIDEND REINVESTED

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
New York Community Bancorp, Inc.	$100.00	$76.76	$103.92	$97.88	$120.07	$90.61
S&P Mid-Cap 400 Index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
S&P U.S. BMI Banks Index	$100.00	$83.54	$114.74	$100.10	$136.10	$112.89

Share Repurchases

Shares Repurchased Pursuant to the Company’s Stock-Based Incentive Plans

Participants in the Company’s stock-based incentive plans may have shares of common stock withheld to fulfill the income tax obligations that arise in connection with their recent event exercise of stock options and the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan, rather than pursuant to the share repurchase program authorized by the Board of Directors described below.

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of December 31, 2022, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

During the year December 31, 2022, the Company repurchased $24 million or 2.3 million shares of its common stock:

(dollars in millions, except per share data) Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2022	901,934	$12.93	$11	—
Second Quarter 2022	809,996	8.88	7	791,101
Third Quarter 2022	107,022	9.16	1	80,609
Fourth Quarter 2022
October 1-31, 2022	236	8.54	—	—
November 1-30, 2022	2,173	9.90	—	—
December 1-31, 2022	515,574	8.72	5	—
Total Fourth Quarter 2022	517,983	8.72	5	—
2022 Total	2,336,935	10.42	$24	871,710

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including Flagstar Bank N.A. (the “Bank”). 45.755.3

EXECUTIVE SUMMARY

For the twelve months ended December 31, 2022, net income was $650 million, an increase of $54 million or 9 percent compared to the $596 million the Company reported for the twelve months ended December 31, 2021. Net income available to common stockholders for the twelve months ended December 31, 2022 was $617 million, also up $54 million and 10 percent compared to the twelve months ended December 31, 2021. On a per share basis, this translates into diluted earnings per share of $1.26 in full-year 2022, up 5 percent compared to the $1.20 we reported in full-year 2021. In terms of profitability, our full-year 2022 results reflect a return on average assets of 1.01 percent compared to 1.04 percent in full-year 2021 and a return on average common stockholders' equity of 9.38 percent for the full-year 2022 versus 8.75 percent for the full-year 2021.

Loan Portfolio

At December 31, 2022, total loans and leases held for investment were $69.0 billion, up $23.3 billion or 51 percent compared to $45.7 billion at December 31, 2021. Of the $23.3 billion in growth this year, the Flagstar acquisition contributed $17.2 billion in loans, net of PAA. During the year, multi-family loans increased $3.5 billion or 10 percent to $38.1 billion, while the CRE portfolio increased $3.6 billion or 52 percent to $10.5 billion. The increase in the CRE portfolio was due to the Flagstar acquisition, while the increase in multi-family loans was primarily the result of organic growth.

Our specialty finance portfolio increased $912 million or 26 percent to $4.4 billion at December 31, 2022. Total commitments for the specialty finance portfolio stood at $7.4 billion at December 31, 2022. The remaining C&I portfolio, excluding specialty finance, totaled $7.9 billion at year-end 2022 compared to $526 million at year-end 2021 due primarily to the Flagstar acquisition.

One-to-four family residential loans held for investment totaled $5.8 billion at December 31, 2022. The vast majority of these loans were acquired in the Flagstar acquisition. Other loans totaled $2.3 billion at December 31, 2022 compared to only $6 million at year-end 2021. The increase was due to the Flagstar acquisition and is mostly comprised of consumer loans.

Loans held for sale were $1.1 billion at December 31, 2022, resulting from the Flagstar acquisition. These loans consisted of one-to-four family residential mortgage loans pending sale for which we have elected the fair value option.

At December 31, 2022, multi-family loans represented 55 percent of total loans, compared to 76 percent at December 31, 2021, commercial loans (including specialty finance and CRE loans) represented 33 percent compared to less than 25 percent at December 31, 2021, while residential loans represented 8 percent.

Deposit Base

Total deposits at December 31, 2022 were $58.7 billion, up $23.7 billion or 67 percent compared to $35.1 billion at December 31, 2021. Deposit growth was driven by the addition of $16.0 billion of deposits from the Flagstar acquisition and $7.6 billion growth in loan-related deposits and BaaS deposits. Non-interest-bearing deposits were $12.1 billion at December 31, 2022 and represented 21 percent of total deposits, compared to $4.5 billion, or 13 percent as of December 31, 2021. Excluding the impact of the Flagstar acquisition, deposits increased $7.6 billion or 22 percent during 2022. Loan-related deposits totaled $4.4 billion at December 31, 2022 up $389 million or 10 percent as compared to $4.0 billion at December 31, 2021.

In addition, our BaaS deposits totaled $11.5 billion at December 31, 2022, up $10.5 billion compared to $1.0 billion at December 31, 2021. Our BaaS deposits fall into three verticals: traditional BaaS, banking as a service for government agencies and states, which includes the U.S. Treasury's prepaid debit card program, and mortgage as a service, which caters to mortgage companies and consists primarily of escrow deposit accounts for principal, interest, and tax payments. The majority of the year-over-year growth was in the government banking as a service vertical and related to certain prepaid debit card programs.

Net Interest Income

During the twelve months ended December 31, 2022, our net interest income grew driven by our higher asset base. Net interest income for full-year 2022 was $1.4 billion, up $107 million or 8 percent compared to $1.3 billion for the twelve months ended December 31, 2021. Average interest-earning assets increased $7.0 billion or 13 percent over the course of the year to $59.3 billion primarily due to organic loan growth and the Flagstar acquisition. The average yield increased 30 basis points to 3.53 percent. Average interest-bearing liabilities totaled $51.4 billion, up $6.2 billion or 14 percent, while the average cost of funds rose 47 basis points to 1.35 percent.

For the twelve months ended December 31, 2022, the NIM declined 12 basis points to 2.35 percent compared to 2.47 percent for the twelve months ended December 31, 2021 primarily driven by the impact of higher interest rates on the liability sensitive balance sheet through November 30, 2022. With the Flagstar acquisition we remain slightly liability sensitive. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,”. Prepayment income contributed eight basis points to the full-year NIM compared to 15 basis points during full-year 2021 as prepayments slowed due to rising interest rates.

Asset Quality

Asset quality remained strong during 2022 as increases in NPAs were substantially due to changes in asset mix related to the Flagstar acquisition and centered on non-performing one-to-four family residential and home equity loans. Total NPAs at December 31, 2022 were $153 million compared to $41 million at December 31, 2021, primarily driven by NPLs and assets acquired in the Flagstar acquisition. At December 31, 2022, NPAs to total assets equaled 0.17 percent and NPLs to total loans were 0.20 percent, compared to 0.07 percent for both metrics at December 31, 2021.

RESULTS OF OPERATIONS: 2022 AS COMPARED TO 2021

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

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are not as sensitive to intermediate-term market interest rates.

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

For the twelve months ended December 31, 2022, net interest income totaled $1.4 billion, up $107 million or 8 percent compared to the twelve months ended December 31, 2021. The year-over-year improvement was driven by an increase in interest income partially offset by higher interest expense due to the rising rate environment.

Year-Over-Year Comparison

The following factors contributed to the year-over-year increase in net interest income:

•
Interest income on mortgage and other loans, net, totaled $1.8 billion, up $323 million compared to full-year 2021. Interest income also increased across all other categories with securities up $44 million and income on money market investments up $36 million compared to last year.
•
Interest income on mortgages and other loans, net was driven by a $6.2 billion or 14 percent increase in average loan balances to $49.4 billion. This is due to organic loan growth throughout the year and the December acquisition of Flagstar. Additionally, we had a 21 basis point increase in the average loan yield to 3.74 percent from 3.53 percent in 2021 due primarily to the rising interest rate environment.
•
Interest income on securities was positively impacted by a 34 bps increase in the average yield to 2.69 percent from 2.35 percent along with a $823 million or 12 percent increase in the average securities balance to $7.4 billion.
•
Interest-earning cash and cash equivalents were positively impacted by a 130 bps increase in the average yield to 1.47 percent driven by higher short term market rates while balances remained flat.
•
Interest expense on average interest-bearing deposits increased $269 million to $383 million during full-year 2022, driven by a 68 basis point increase in the average cost of interest-bearing deposits due to rising interest rates and competition for deposits. Additionally, our average deposits grew $6.5 billion, or 22 percent, to $36.0 billion. The balance growth reflects the December acquisition of Flagstar, as well as growth in the Company’s loan-related deposits and BaaS deposits. Loan-related deposits totaled $4.4 billion at December 31, 2022 up $389 million or 10 percent from to $4.0 billion at December 31, 2021. Our BaaS deposits totaled $11.5 billion at December 31, 2022, as compared to $1.0 billion at December 31, 2021.
•
Interest expense on borrowed funds increased $27 million or 9 percent to $313 million driven by a 22 basis point increase in rates partially offset by a $319 million or 2 percent decline in in the average balance to $15.4 billion, partially due to our shift to lower cost deposits.

Net Interest Margin

The Company’s net interest margin declined 12 basis points for the twelve months ended December 31, 2022, to 2.35 percent compared to 2.47 percent for the twelve months ended December 31, 2021. This decline was driven by our liability sensitive balance sheet in the rising rate environment. Prepayment income contributed eight basis points to the full-year net interest margin compared to 15 basis points during full-year 2021.

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

Net Interest Income Analysis

	For the Years Ended December 31,
	2022			2021			2020
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$49,376	$1,848	3.74%	$43,200	$1,525	3.53%	$42,028	$1,542	3.67%
Securities (2)(3)	7,448	200	2.69	6,625	156	2.35	5,965	163	2.73
Reverse repurchase agreements	460	15	3.24	430	4	1.05	20	—	0.32
Interest-earning cash and cash equivalents	1,988	29	1.47	2,016	4	0.17	1,088	3	0.27
Total interest-earning assets	59,272	2,092	3.53	52,271	1,689	3.23	49,101	1,708	3.48
Non-interest-earning assets	5,130			5,275			5,008
Total assets	$64,402			$57,546			$54,109
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$17,910	$226	1.26%	$12,829	$31	0.24%	$10,965	$57	0.52%
Savings accounts	9,336	60	0.64	7,612	28	0.36	5,520	32	0.57
Certificates of deposit	8,772	97	1.11	9,094	55	0.60	12,412	217	1.75
Total interest-bearing deposits	36,018	383	1.06	29,535	114	0.38	28,897	306	1.06
Short term borrowed funds	2,408	56	2.32	2,343	8	0.34	2,319	16	0.70
Other borrowed funds	12,982	257	1.99	13,366	278	2.08	12,514	286	2.28
Total Borrowed funds	15,390	313	2.04	15,709	286	1.82	14,833	302	2.03
Total interest-bearing liabilities	51,408	696	1.35	45,244	400	0.88	43,730	608	1.39
Non-interest-bearing deposits	5,124			4,578			2,957
Other liabilities	787			790			714
Total liabilities	57,319			50,612			47,401
Stockholders’ equity	7,083			6,934			6,708
Total liabilities and stockholders’ equity	$64,402			$57,546			$54,109
Net interest income/interest rate spread		$1,396	2.17%		$1,289	2.35%		$1,100	2.09%
Net interest margin			2.35%			2.47%			2.24%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.16x			1.12x

(1)
Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale non-performing loans.
(2)
Amounts are at amortized cost.
(3)
Includes FHLB stock and FRB stock.

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

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
	Compared to Year Ended			Compared to Year Ended
	December 31, 2021			December 31, 2020
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$227	$96	$323	$48	$(65)	$(17)
Securities	21	23	44	28	(35)	(7)
Reverse repurchase agreements	—	11	11	4	—	4
Interest Earning Cash & Cash Equivalent	—	25	25	1	—	1
Total	248	155	403	81	(100)	(19)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$17	$178	$195	$12	$(38)	$(26)
Savings accounts	7	25	32	(148)	144	(4)
Certificates of deposit	(2)	44	42	(47)	(115)	(162)
Short Term Borrowed Funds	—	48	48	—	(8)	(8)
Other Borrowed Funds	(8)	(13)	(21)	25	(33)	(8)
Totals	14	282	296	(158)	(50)	(208)
Change in net interest income	$234	$(127)	$107	$239	$(50)	$189

In connection with the Flagstar acquisition we have recorded certain assets and liabilities at fair value. The following table provides information regarding the discounts and premiums that are estimated to accrete or amortize into earnings in future periods using the estimated effective duration and methods shown below.

(dollars in millions)	Remaining fair value adjustment at December 31, 2022	Estimated effective duration	Amortization method
One-to-four family first mortgage	$(295)	4 years	Interest method
Commercial real estate	(5)	2 years	Interest method
Commercial and industrial	(25)	2 years	Interest method
Consumer and other	(136)	3 years	Interest method
Core deposit and other intangibles	287	9 years	Sum of years digits and straight-line
Deposits	36	2 years	Interest method
Other borrowings	40	7 years	Interest method

Provision for Credit Losses

For the twelve months ended December 31, 2022, the provision for credit losses totaled $133 million compared to $3 million for the twelve months ended December 31, 2021. The fourth-quarter and full-year provision for credit losses was impacted by the provision for credit losses related to the initial ACL measurement of non-PCD Flagstar acquired loans totaling $117 million. For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the loan loss allowance under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; net return on our MSR asset; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products and loan subservicing.

For the twelve months ended December 31, 2022, non-interest income totaled $247 million, which includes a bargain purchase gain of $159 million related to the Flagstar acquisition. Non-interest income increased an additional $27 million from the year-ended December 31, 2021, to $88 million for the year-ended December 31, 2022, a 44 percent increase due primarily to fee income generated in December from the Flagstar acquisition.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Fee income	$27	$23	$22
BOLI income	32	29	32
Net (loss) gain on securities	(2)	—	1
Net return on mortgage servicing rights	6	—	—
Net gain on loan sales	5	—	—
Loan administration income	3	—	—
Bargain purchase gain	159	—	—
Other income:
Third-party investment product sales	6	5	4
Other	11	4	2
Total other income	17	9	6
Total non-interest income	$247	$61	$61

Non-Interest Expense

For the twelve months ended December 31, 2022, total non-interest expenses were $684 million, up $143 million or 26 percent compared to the twelve months ended December 31, 2021. Excluding the impact of merger-related expenses totaling $75 million and intangible asset amortization of $5 million, total operating expenses were $604 million compared to $518 million last year, up $86 million or 17 percent. The increase was primarily due to one month of Flagstar in our results. The efficiency ratio for full-year 2022 was 40.72 percent compared to 38.36 percent for full-year 2021.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

For the twelve months ended December 31, 2022, total income tax expense was $176 million and the effective tax rate was 21.36 percent compared to income tax expense of $210 million and an effective tax rate of 26.09 percent for the twelve months ended December 31, 2021. The year-over-year decline in the effective tax rate primarily reflects the non-taxability of certain merger-related items including the bargain purchase gain. In addition, the effective tax rate in 2021 was negatively impacted by $2 million of income tax expense related to the revaluation of deferred taxes related to a change in the New York State tax rate.

RESULTS OF OPERATIONS: 2021 AS COMPARED TO 2020

The results of operations comparison of 2021 compared to 2020 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2021 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations: 2021 As Compared to 2020.”

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2022, total assets were $90.1 billion, up $30.6 billion or 51 percent compared to December 31, 2021. The growth compared the prior period was primarily due to the Flagstar acquisition which added $25.8 billion of assets, net of PAA, while the remaining growth was driven by growth in our lending portfolios.

Total loans and leases held for investment were $69.0 billion at December 31, 2022 compared to $45.7 billion at December 31, 2021. The Flagstar acquisition added $18.0 billion of loans held for investment, net of PAA. Total loans held for sale were $1.3 billion at December 31, 2022, all of which were the result of the Flagstar acquisition.

At December 31, 2022, total deposits were $58.7 billion compared to $35.1 billion at December 31, 2021. The acquisition of Flagstar added $16.0 billion in deposits, net of PAA. Wholesale borrowings at December 31, 2022 totaled $20.3 billion compared to $15.9 billion at December 31, 2021. The acquisition of Flagstar added $6.4 billion of wholesale borrowings.

Borrowed funds totaled $21.3 billion as of year-end 2022, up $4.8 billion or 29 percent compared to year-end 2021. The acquisition of Flagstar added $6.7 billion of borrowings, net of PAA. The net decline was due to lower cost deposit growth.

Loans Held for Investment

The following table summarizes the composition of our loan portfolio:

	At December 31,
	2022		2021
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$38,130	55.3%	$34,628	75.7%
Commercial real estate	8,526	12.4	6,701	14.7
One-to-four family first mortgage	5,821	8.4	160	0.3
Acquisition, development, and construction	1,996	2.8	209	0.5
Total mortgage loans	54,473	78.9	41,698	91.2
Other Loans:
Commercial and industrial	12,276	17.8	4,034	8.8
Other loans	2,252	3.3	6	0.0
Total other loans held for investment	14,528	21.1	4,040	8.8
Total loans and leases held for investment	$69,001	100.0	$45,738	100.0
Allowance for credit losses on loans and leases	(393)		(199)
Total loans and leases held for investment, net	$68,608		$45,539
Loans held for sale, at fair value	1,115		—
Total loans and leases, net	$69,723		$45,539

The following table summarizes our production of loans held for investment:

	For the Years Ended December 31,
	2022		2021
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$8,387	49.2%	$8,256	62.9%
Commercial real estate	1,086	6.4	893	6.8
One-to-four family first mortgage	328	1.9	168	1.3
Acquisition, development, and construction	149	0.9	119	0.9
Total mortgage loans originated for investment	9,950	58.4	9,436	71.9
Other Loans Originated for Investment:
Specialty finance	6,001	35.2	3,153	24.0
Commercial and industrial	1,016	6.0	536	4.1
Other	83	0.4	6	0.0
Total other loans originated for investment	7,100	41.6	3,695	28.1
Total loans originated for investment	$17,050	100.0%	$13,131	100.0%

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $8.4 billion, or 49 percent, of the loans we produced for investment in 2022.

At December 31, 2022, multi-family loans represented $38.1 billion, or 55 percent, of total loans held for investment, reflecting a year-over-year increase of $3.5 billion, or 10 percent.

The majority of our multi-family loans were secured by rental apartment buildings.

At December 31, 2022, $22.2 billion or 58 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the NYS rent regulated multi-family portfolio was 57.15 percent as of December 31, 2022, compared to a weighted average LTV of 60.48 percent for the entire multi-family loan portfolio at that date.

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

During the remaining years, the loan resets to an annually adjustable rate that is indexed to CME Term SOFR , plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-or seven-year term. As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight.

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

Because prepayment penalties are recorded as interest income, they are reflected in the average yields on our loans and interest-earning assets, our net interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment income, as such income is recorded when the cash is received.

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

We believe our underwriting quality of multi-family lending is distinctive. This reflects the nature of the buildings securing our loans, our underwriting process and standards, and the generally conservative LTV ratios our multi-family loans feature at origination. Historically, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have resulted in actual losses, even when the credit cycle has taken a downward turn.

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

In addition to requiring a minimum DSCR of 120 percent on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75 percent of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis.

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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

At December 31, 2022
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$7,330	19.23%
Brooklyn	6,385	16.75
Bronx	3,715	9.74
Queens	2,889	7.58
Staten Island	126	0.33
Total New York City	$20,445	53.63%
New Jersey	5,107	13.39
Long Island	574	1.51
Total Metro New York	$26,126	68.53%
Other New York State	1,157	3.02
Pennsylvania	3,760	9.86
Florida	1,690	4.43
Ohio	1,006	2.64
Arizona	442	1.16
All other states	3,949	10.36
Total	$38,130	100.00%

Commercial Real Estate

At December 31, 2022, CRE loans represented $8.5 billion, or 12 percent, of total loans held for investment, reflecting a year-over-year increase of $1.8 billion compared to December 31, 2021 primarily driven by the Flagstar acquisition.

CRE loans represented $1.1 billion, or 6 percent, of the loans we originated in 2022, as compared to $893 million, or 7 percent, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2022, the largest concentration of CRE loans were secured by properties in the metro New York City area, refer to the Geographical Analysis table included above for additional details.

The terms of more than half of our CRE loans are similar to the terms of our multi-family credits which primarily feature a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. In addition to customary fixed rate terms, we now also offer floating rates advances indexed to CME Term SOFR. These products are generally offered in combination with interest rate cap or swaps that provide borrowers with additional optionality to manage their interest rate risk. Following the initial fixed rate period, the loan resets to an adjustable interest rate that is indexed to CME Term SOFR, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

Prepayment penalties apply to certain of our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum DSCR of 130 percent and a maximum LTV of 65 percent. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases. In addition, our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At December 31, 2022
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$5,081	59.59%
Michigan	1,039	12.19
New Jersey	560	6.57
Pennsylvania	328	3.85
Florida	255	2.99
Ohio	149	1.75
Arizona	73	0.86
All other states	1,041	12.20
Total	$8,526	100.00%

Acquisition, Development, and Construction Loans

At December 31, 2022, our ADC loans represented $2.0 billion or 3 percent, of total loans held for investment, reflecting a year-over-year increase of $1.8 billion compared to December 31, 2021 primarily driven by the Flagstar acquisition.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2022 and 2021, we did not recover any losses against guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

C&I Loans

At December 31, 2022 C&I loans totaled $12.3 billion or 18 percent of total loans held-for-investment. Included in this portfolio is $3.5 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

The non-warehouse C&I loans we produce are primarily made to small and mid-size businesses and finance companies. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a much lesser extent, loans that are partly guaranteed by the Small Business Administration.

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

Also included in our C&I portfolio is our national warehouse lending platform with relationship managers across the country. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank.

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have $3.5 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.6 billion at our discretion.

The interest rates on our C&I loans can be fixed or floating, with floating-rate loans being tied SOFR, prime or some other market index, plus an applicable spread. Our floating-rate loans may or may not feature a floor rate of interest. The decision to require a floor on C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

At December 31, 2022, specialty finance loans and leases totaled $4.4 billion or 7 percent of total loans held for investment, up $912 million or 26 percent compared to December 31, 2021.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of December 31, 2022, 78 percent of specialty finance loan commitments outstanding are structured as floating rate obligations which will benefit in a rising rate environment. All floating rate obligations are being transitioned from LIBOR to an appropriate LIBOR replacement index in accordance with the regulatory guidance provided around LIBOR cessation.

During 2022, the Company originated $6.0 billion of specialty finance loans and leases, representing 35 percent of total originations compared to $3.2 billion during 2021, representing 24 percent of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

One-to-Four Family Loans

At December 31, 2022, one-to-four family loans represented $5.8 billion, including $1.1 billion of LGG or 8 percent, of total loans held for investment. As of December 31, 2021 total one-to-four family loans totaled $160 million, with the increase being driven by the Flagstar acquisition. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2022, non-government guaranteed loans in this portfolio had an average current FICO score of 743 and an average LTV of 58 percent.

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

As of December 31, 2022, LGG loans totaled $1.2 billion and the repurchase liability was $0.3 billion.

Other Loans

At December 31, 2022, other loans totaled $2.3 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans.

Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of December 31, 2022, loans in this portfolio had an average current FICO score of 752.

As of December 31, 2022, loans in our indirect portfolio had an average current FICO score of 750. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

At December 31, 2022, loans held for sale were $1.1 billion compared to zero at December 31, 2021 with the increase driven by the Flagstar acquisition. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Loan Maturity and Repricing Analysis: Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2022. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$4,399	$1,878	$122	$1,363	$8,960	$16,722
After one year:
One to five years	22,746	5,394	523	620	3,563	32,846
Over five years to fifteen years	10,961	1,254	1,639	13	1,386	15,253
Over fifteen years	24	—	3,537	—	619	4,180
Total due or repricing after one year	33,731	6,648	5,699	633	5,568	52,279
Total amounts due or repricing, gross	$38,130	$8,526	$5,821	$1,996	$14,528	$69,001

The following table sets forth, as of December 31, 2022, the dollar amount of all loans held for investment that are due after December 31, 2023, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2023
(in millions)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$8,564	$25,167	$33,731
Commercial real estate	2,040	4,608	6,648
One-to-four family first mortgage	2,402	3,297	5,699
Acquisition, development, and construction	21	612	633
Total mortgage loans	13,027	33,684	46,711
Other loans	2,534	3,034	5,568
Total loans	$15,561	$36,718	$52,279

Lending Authority

We maintain credit limits in compliance with regulatory requirements. Under regulatory guidance, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial real estate credit exposures to relationships that exceed $200 million and all other commercial credit exposures to relationships that exceed $100 million must be approved by the Board Credit Committee of the Board. Exceptions to these levels are made to strong borrowers on a case by case basis, with the approval of the Board Credit Committee of the Board. Relationships less than the aforementioned limits are approved by the joint authority of credit officers and lending officers. The Board Credit Committee has authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

At December 31, 2022 and 2021, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

At December 31, 2022 and 2021, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Asset Quality

All asset quality information excludes LGG that are insured by U.S government agencies.

Delinquent and non-performing loans held for investment and Repossessed Assets

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			Change from December 31, 2021 to December 31, 2022
(dollars in millions)	December 31, 2022	December 31, 2021	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$34	$57	$(23)	-40%
Commercial real estate	2	2	—	0
One-to-four family first mortgage	21	8	13	163
Acquisition, development, and construction	—	—	—	NM
Other loans	13	—	13	NM
Total loans 30-89 days past due	$70	$67	$3	4%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2022 and 2021, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

We monitor non-accrual loans both within and beyond our primary lending area in the same manner. Monitoring loans generally involves inspecting and re-appraising the collateral properties; holding discussions with the principals and managing agents of the borrowing entities and retain legal counsel, as applicable; requesting financial, operating, and rent roll information; confirming that hazard insurance is in place or force-placing such insurance; monitoring tax payment status. advancing funds as needed; and seeking approval from the courts to appoint a receiver, when necessary to protect the Bank’s interests, including to collect rents, manage property operations, and ensure maintenance of the collateral properties.

It is our policy to order updated appraisals for all non-performing loans 90 days or more past due, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan.

The following table presents our non-performing loans by loan type and the changes in the respective balances:

			Change from December 31, 2021 to December 31, 2022
(dollars in millions)	December 31, 2022	December 31, 2021	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$13	$10	$3	30%
Commercial real estate	20	16	4	25
One-to-four family first mortgage	92	1	91	9,100
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	125	27	98	363
Non-accrual other loans (1)	16	6	10	167
Total non-performing loans	$141	$33	$108	327

(1)
Includes Commercial and Industrial, Home Equity, Consumer and other loans.

The following table sets forth the changes in non-performing loans over the twelve months ended December 31, 2022:

(in millions)
Balance at December 31, 2021	$33
New non-accrual	39
Non-accrual acquired from acquisition	104
Charge-offs	(1)
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(32)
Restored to performing status	(2)
Balance at December 31, 2022	$141

Total non-accrual mortgage loans increased $98 million to $125 million, while other non-accrual loans increased $10 million to $16 million compared to $6 million at December 31, 2021. Included the December 31, 2022 amount were non-accrual home equity loans of $9 million acquired in the Flagstar acquisition.

Total NPAs were $153 million or 0.17 percent of total assets at December 31, 2022, up 273 percent or $112 million compared to $41 million or 0.07 percent of total assets at December 31, 2021, primarily driven by the Flagstar acquisition. Repossessed assets totaled $12 million, up $4 million compared to the balance at December 31, 2021. The Company’s repossessed assets includes repossessed taxi medallions of $4 million at December 31, 2022 compared to $5 million at December 31, 2021.

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Board Credit Committee, and the Board of Directors of the Bank, as applicable. In accordance with our charge-off policy, collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers and staff, perform appraisals on collateral properties.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120 percent for multi-family loans and 130 percent for CRE loans. Although we typically lend up to 75 percent of the appraised value on multi-family buildings and up to 65 percent on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2022. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

With regard to ADC loans, we typically lend up to 75 percent of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80 percent. With respect to commercial construction loans, we typically lend up to 65 percent of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

Other C&I loans generally represent loans to commercial businesses which meet certain desired client characteristics and credit standards. The credit standards for commercial borrowers are based on numerous criteria, including historical and projected financial information, strength of management, acceptable collateral, and market conditions and trends in the borrower’s industry. These loans are generally variable rate loans in which the interest rate fluctuates with a specified index rate.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2022, we recorded a net recovery of $4 million, as compared to net recovery of $2 million in the previous year.

Partially reflecting the net recoveries noted above, and the provision of $133 million for the allowance for loan losses, the allowance for credit losses increased $194 million, equaling $393 million at December 31, 2022 from $199 million at December 31, 2021. The majority of the increase is related to the initial provision for credit losses of $117 million and the adjustment for PCD loans acquired in the Flagstar acquisition. The allowance for credit losses on loans and leases represented 278.87 percent of non-performing loans at December 31, 2022, as compared to 611.79 percent at the prior year-end.

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

At December 31, 2022, loans modified as TDRs totaled $44 million, including accruing loans of $16 million and non-accrual loans of $28 million. At the prior year-end, loans modified as TDRs totaled $29 million, including accruing loans of $16 million and non-accrual loans of $13 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2022:

(in millions)	Accruing	Non- Accrual	Total
Balance at December 31, 2021	$16	$13	$29
New TDRs	—	19	19
Charge-offs	—	—	—
Transferred from performing	—	—	—
Loan payoffs, including dispositions and principal pay-downs	—	(4)	(4)
Balance at December 31, 2022	$16	$28	$44

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $38 million and $29 million, respectively, at December 31, 2022 and 2021; loans in connection with which forbearance agreements were reached amounted to $6 million and $0 million at the respective dates.

Based on the number of loans performing in accordance with their revised terms, at December 31, 2022, our success rate for restructured CRE loans was 100 percent, our success rate for one-to-four loans was 100 percent and our success rate for other loans was 35 percent.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2022, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2022 and 2021, see the discussion of “Asset Quality” in Note 6, “Loans and Leases” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2022 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis

The following table presents information regarding our asset quality measures:

	At or for the Years Ended December 31,
	2022	2021	2020
Non-performing loans to total loans	0.20%	0.07%	0.09
Non-performing assets to total assets	0.17	0.07	0.08
Allowance for losses on loans to non-performing loans	278.87	611.79	513.55
Allowance for losses on loans to total loans	0.57	0.44	0.45

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	For the Year Ended
	December 31,
(dollars in millions)	2022	2021	2020
Multi-family
Net charge-offs (recoveries) during the period	$1	$1	$(1)
Average amount outstanding	$36,292	$32,424	$31,322
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%	0.00%

Commercial real estate
Net charge-offs (recoveries) during the period	$-	$2	$2
Average amount outstanding	$6,964	$5,489	$6,009
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.04%	0.03%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$-	$1	$-
Average amount outstanding	$516	$191	$314
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.52%	0.00%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$-	$-	$-
Average amount outstanding	$203	$152	$116
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$(5)	$(6)	$18
Average amount outstanding	$5,401	$4,944	$4,267
Net charge-offs (recoveries) as a percentage of average loans	-0.09%	-0.12%	0.42%

Total loans
Net charge-offs (recoveries) during the period	$(4)	$(2)	$19
Average amount outstanding	$49,376	$43,200	$42,028
Net charge-offs (recoveries) as a percentage of average loans	-0.01%	0.00%	0.04%

The following table sets forth the allocation of the consolidated allowance for losses on loans, at each year-end:

	2022		2021		2020
(dollars in millions)	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment
Multi-family loans	$178	55.26%	$159	75.71%	$150	75%
Commercial real estate loans	46	12.36	17	14.65	24	15.96
One-to-four family first mortgage loans	46	8.44	1	0.35	1	0.55
Acquisition, development, and construction loans	20	2.79	2	0.46	1	0.21
Other loans	103	21.05	20	8.83	18	8.00
Total loans	$393	100.00%	$199	100.00%	$194	100.00%

Each of the preceding allocations was based upon an estimate of various factors, as discussed in “Critical Accounting Estimates”, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on loans allocated to each loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire loan portfolio.

Securities

Total securities were $9.1 billion, or 10 percent, of total assets at December 31, 2022, compared to $5.8 billion, or 10 percent of total assets at December 31, 2021. At December 31, 2022 and December 31, 2021, all of our securities were designated as “Available-for-Sale”. At December 31, 2022, 15 percent of our portfolio are floating rate securities.

At December 31, 2022, available-for-sale securities had an estimated weighted average life of 6 years. Included in the year-end amount were mortgage-related securities of $4.8 billion and other debt securities of $4.3 billion.

At the prior year-end, available-for-sale securities were $5.8 billion, and had an estimated weighted average life of 6.9 years. Mortgage-related securities accounted for $2.8 billion of the year-end balance, with other debt securities accounting for the remaining $3.0 billion.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations and U.S. Treasury obligations. At December 31, 2022 and 2021, GSE obligations and U.S. Treasury obligations together represented 86 percent and 83 percent of total securities, respectively. The remainder of the portfolio at those dates was comprised of asset-backed securities, corporate bonds, foreign notes, capital trust notes, and municipal obligations.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at December 31, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)

Available-for-Sale Debt Securities: (1)
Due within one year	4.46%	3.12%	4.89%	4.29%
Due from one to five years	3.27	3.14	—	5.58
Due from five to ten years	3.05	1.53	3.72	5.09
Due after ten years	3.61	1.88	4.07	5.35
Total debt securities available for sale	3.58	2.42	3.91	5.32

(1)
The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2021, the Company had $734 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at December 31, 2022, the Company had $176 million of Federal Reserve Bank stock, at cost. The Company had no Federal Reserve Bank stock, at December 31, 2021.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, and $373 million acquired in the Flagstar acquisition our investment in BOLI rose $377 million year-over-year to $1.6 billion at December 31, 2022.

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

In 2022, loan repayments and sales generated cash flows of $10.7 billion, as compared to $10.4 billion in 2021.

In 2022, cash flows from the repayment of securities totaled $732 million, while the purchase of securities amounted to $2.2 billion for the year. By comparison, cash flows from the repayment of securities totaled $1.7 billion, in 2021, and were offset by the purchase of securities totaling $1.7 billion.

In 2022, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. From time to time, we have chosen not to compete actively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand. The vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations).

Total deposits increased $23.7 billion or 67 percent on a year-over-year basis to $58.7 billion. Deposit growth was driven by the addition of $16.0 billion of deposits from the Flagstar acquisition and $7.6 billion growth in loan-related deposits and BaaS deposits. Loan-related deposits totaled $4.4 billion at December 31, 2022 up $389 million or 10 percent relative to $4.0 billion at December 31, 2021. Our BaaS deposits totaled $11.5 billion at December 31, 2022, as compared to $1.0 billion at December 31, 2021. In addition, the Company has institutional deposits and municipal deposits. Institutional deposits remained unchanged from the prior year end at $1.4 billion. Municipal deposits represented $488 million of total deposits at the end of this December, a $263 million decrease from the balance at December 31, 2021.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $5.1 billion of our deposits at the end of this December, compared to $5.7 billion at December 31, 2021. Brokered money market accounts represented $2.8 billion of total brokered deposits at December 31, 2022 and $2.9 billion at December 31, 2021; brokered interest-bearing checking accounts represented $1.0 billion and $1.6 billion, respectively, at the corresponding dates. At December 31, 2022, we had $1.3 billion of brokered CDs, compared to $1.2 billion at December 31, 2021.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

December 31,
(in millions)	2022
Portion of U.S. time deposits in excess of insurance limit	$3,749
Time deposits otherwise uninsured with a maturity of:
3 months or less	$969
Over 3 months through 6 months	604
Over 6 months through 12 months	1,269
Over 12 months	907
Total time deposits otherwise uninsured	$3,749

Our uninsured deposits, on an unconsolidated basis, are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), and were approximately $19.6 billion and $10.1 billion at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings (FHLB-NY and FHLB-Indianapolis advances) and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2022, total borrowed funds increased $4.8 billion or 29 percent to $21.3 billion compared to the balance at December 31, 2021. The year-over-year increase was primarily driven by the amounts assumed in the Flagstar acquisition of $6.7 billion

Wholesale Borrowings

Wholesale borrowings totaled $20.3 billion and $15.9 billion, respectively, at December 31, 2022 and 2021, representing 23 percent of total assets at both dates. FHLB-NY and FHLB-Indianapolis advances accounted for $20.3 billion of the year-end 2022 balance, as compared to $15.1 billion at the prior year-end. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY, FHLB-Indianapolis advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the FHLB-NY). At December 31, 2022 and 2021, $6.8 billion and $7.5 billion of our wholesale borrowings had callable features, respectively.

Included in wholesale borrowings at December 31, 2021, was $800 million of repurchase agreements. There were no repurchase agreements outstanding at December 31, 2022. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at agreed-upon prices and dates.

Our repurchase agreements were primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

We had no federal funds purchased at both December 31, 2022 and 2021.

Junior Subordinated Debentures

Junior subordinated debentures totaled $575 million, including $214 million assumed from the Flagstar acquisition, net of purchase accounting adjustments at December 31, 2022.

Subordinated Notes

At December 31, 2022, the balance of subordinated notes was $432 million, including $135 million assumed from the Flagstar acquisition, net of purchase accounting adjustments.

See Note 12, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.0 billion and $2.2 billion, respectively, at December 31, 2022 and 2021. As in the past, our loan and securities portfolios provided meaningful liquidity in 2022, with cash flows from the repayment and sale of loans totaling $10.7 billion and cash flows from the repayment and sale of securities totaling $960 million.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2022, our available borrowing capacity with the FHLB-NY was $11.3 billion. In addition, the Bank had available-for-sale securities of $9.1 billion, of which, $8.6 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. The maximum amount the Bank could borrow from the FRB-NY was $1.0 billion. There were no borrowings against these lines of credit at December 31, 2022.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $17.1 billion in 2022. During this time, the net cash used in investing activities totaled $6.3 billion; the net cash provided by our operating activities totaled $1.0 billion. Our financing activities provided net cash of $5.2 billion.

CDs due to mature or reprice in one year or less from December 31, 2022 totaled $9.2 billion, representing 74 percent of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In 2022, dividends of $335 million were paid by the Bank to the Parent Company. At December 31, 2022, the Bank could have paid additional dividends of $615 million to the Parent Company without regulatory approval.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2022, we had CDs of $12.5 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $13.8 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $122 million at December 31, 2022.

At December 31, 2022, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $22.4 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

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

For the year ended December 31, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

At December 31, 2022, we had no commitments to purchase securities.

Capital Position

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company:

At December 31, 2022	Actual		Minimum
(dollars in millions)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$6,335	9.06%	4.50%
Tier 1 risk-based capital	6,838	9.78	6.00
Total risk-based capital	8,154	11.66	8.00
Leverage capital	6,838	9.70	4.00

At December 31, 2021	Actual		Minimum
(dollars in millions)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$4,226	9.68%	4.50%
Tier 1 risk-based capital	4,729	10.83	6.00
Total risk-based capital	5,558	12.73	8.00
Leverage capital	4,729	8.46	4.00

At December 31, 2022, the capital ratios for the Company and the Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 21, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In March 2022, the FASB issued ASU No. 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate TDR accounting for entities that have adopted ASU No. 2016-13, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. The ASU also requires disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in millions)	2022	2021
Stockholders’ Equity	$8,824	$7,044
Less: Goodwill and other intangible assets	(2,713)	(2,426)
Preferred stock	(503)	(503)
Tangible common stockholders’ equity	$5,608	$4,115
Total Assets	$90,144	$59,527
Less: Goodwill and other intangible assets	(2,713)	(2,426)
Tangible assets	$87,431	$57,101
Common stockholders’ equity to total assets	9.23%	10.99%
Tangible common stockholders’ equity to tangible assets	6.41	7.21
Book value per common share	$12.21	$14.07
Tangible book value per common share	8.23	8.85

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

We managed our interest rate risk by taking the following actions: (1) We have continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We have continued the origination of certain C&I loans that feature floating interest rates; (3) Increased the focus on retaining low costs deposits; and (4) Obtained new low cost deposits as part of the banking-as-a-service initiative (5) The use of derivatives to manage our interest rate position.

LIBOR Transition Process and Phase Out

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

The Bank established a sub-committee of ALCO to address issues related to the phase out and transition from LIBOR. This sub-committee consists of personnel from various departments through the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations. The Company has LIBOR-based contracts that extend beyond June 30, 2023. The sub-committee has monitored the Bank’s LIBOR transition progress and substantially all contracts have been updated. In complying with industry requirements, the Bank has not offered new LIBOR-based products since December 31, 2021.

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our Economic Value of Equity over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates.

Based on the information and assumptions in effect at December 31, 2022, the following table sets forth our EVE, assuming the changes in interest rates noted:

(dollars in millions)
Change in Interest Rates (in basis points)	Market Value of Assets	Market Value of Liabilities	Economic Value of Equity	Net Change	Estimated Percentage Change in Economic Value of Equity
-200	$90,388	$79,644	$10,744	$95	0.89%
-100	88,570	77,719	10,851	202	1.90%
-	86,770	76,121	10,649	—	—
+100	85,050	74,725	10,325	(324)	(3.04)%
+200	83,398	73,466	9,932	(717)	(6.73)%

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes

Based on the information and assumptions in effect at December 31, 2022, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 over one year	3.14%
-100 over one year	1.70%
+100 over one year	(2.81)%
+200 over one year	(4.93)%

(1)
In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged.

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

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing other balance sheet management activities including the potential use of derivatives to reduce the risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2022, our analysis indicated that a further inversion of the yield curve would be expected to result in a 4.80% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.21% increase in net interest income.

Critical Accounting Estimates

The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying conditions. On a quarterly basis, management evaluate its estimates, particularly those that involve the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain.

The judgments used by management in applying these critical accounting estimates may be influenced by adverse changes in the economic environment, which may result in changes to future financial results.

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

When applying this critical accounting estimate we incorporate several inputs and judgments that may be influenced by changes period to period. These include, but are not limited to changes in the economic environment and forecasts, changes in the credit profile and characteristics of the loan portfolio, and changes in prepayment assumptions which will result in provisions to or recoveries from the balance of the allowance for credit losses.

While changes to the economic environment forecasts, and portfolio characteristics will change from period to period, portfolio prepayments are an integral assumption in estimating the allowance for credit losses on our commercial real estate portfolio (multi -family, CRE and ADC) which comprises 70.5% of the loan portfolio at December 31, 2022. Portfolio prepayments are subject to estimation uncertainty and changes in this assumption could have a material impact to our estimation process. Prepayment assumptions are sensitive to interest rates and existing loan terms and determine the weighted average life of the commercial mortgage loan portfolio. Excluding other factors, as the weighted average life of the portfolio increases or decreases, so will the required amount of the allowance for credit losses on commercial real estate.

Valuation of Mortgage Servicing Rights

We purchase and originate mortgage loans for sale to the secondary market and often retain the right to service the loan at the time of sale upon which, a mortgage servicing right (MSR) is created. We have elected to report our MSR assets at fair value which is determined using an internal valuation model that utilizes an option-adjusted spread, constant prepayment rates, costs to service, and other assumptions. The assumptions used in the MSR valuation are unobservable in nature, involve a higher degree of judgment and are estimated based on our judgment regarding the value that market participants would assign to the asset. To corroborate this estimate, we obtain third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by the internal valuation model.

For further information and sensitivity analysis regarding the valuation of the MSR asset, see Note 19, “Fair Value Measurements,” in Item 8, “Financial Statements and Supplementary Data."

Acquisition Method of Accounting

The acquisition method of accounting requires that acquired assets and liabilities in a business combination be recorded at their fair values as of the acquisition date. This method often involves estimates, all of which are inherently subjective. We have elected to hold the measurement period open to allow for potential adjustments for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 3, "Business Combination" in Item 8, "Financial Statements and Supplementary Data".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in millions, except share data)	2022	2021
ASSETS:
Cash and cash equivalents	$2,032	$2,211
Securities:
Debt securities available-for-sale ($434 and $1,168 pledged at December 31, 2022 and 2021, respectively)	9,060	5,780
Equity investments with readily determinable fair values, at fair value	14	16
Total securities	9,074	5,796
Loans held for sale, at fair value	1,115	—
Loans and leases held for investment, net of deferred loan fees and costs	69,001	45,738
Less: Allowance for credit losses on loans and leases	(393)	(199)
Total loans and leases held for investment, net	68,608	45,539
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	1,267	734
Premises and equipment, net	491	270
Core deposit and other intangibles	287	—
Goodwill	2,426	2,426
Mortgage servicing rights	1,033	—
Bank-owned life insurance	1,561	1,184
Other assets	2,250	1,367
Total assets	$90,144	$59,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$22,511	$13,209
Savings accounts	11,645	8,892
Certificates of deposit	12,510	8,424
Non-interest-bearing accounts	12,055	4,534
Total deposits	58,721	35,059
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	20,325	15,105
Repurchase agreements	—	800
Total wholesale borrowings	20,325	15,905
Junior subordinated debentures	575	361
Subordinated notes	432	296
Total borrowed funds	21,332	16,562
Other liabilities	1,267	862
Total liabilities	81,320	52,483
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 705,429,386 and 490,439,070 shares issued; and 681,217,334 and 465,015,643 shares outstanding, respectively)	7	5
Paid-in capital in excess of par	8,130	6,126
Retained earnings	1,041	741
Treasury stock, at cost (24,212,052 and 25,423,427 shares, respectively)	(237)	(246)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $240 and $17, respectively	(626)	(45)
Net unrealized loss on pension and post-retirement obligations, net of tax of $18 and $12 respectively	(46)	(31)
Net unrealized gain (loss) on cash flow hedges, net of tax of $(20) and $3, respectively	52	(9)
Total accumulated other comprehensive loss, net of tax	(620)	(85)
Total stockholders’ equity	8,824	7,044
Total liabilities and stockholders’ equity	$90,144	$59,527

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
INTEREST INCOME:
Loans and leases	$1,848	$1,525	$1,542
Securities and money market investments	244	164	166
Total interest income	2,092	1,689	1,708

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	226	31	57
Savings accounts	60	28	32
Certificates of deposit	97	55	217
Borrowed funds	313	286	302
Total interest expense	696	400	608
Net interest income	1,396	1,289	1,100
Provision for credit losses	133	3	62
Net interest income after provision for credit loan losses	1,263	1,286	1,038

NON-INTEREST INCOME:
Fee income	27	23	22
Bank-owned life insurance	32	29	32
Net (loss) gain on securities	(2)	—	1
Net return on mortgage servicing rights	6	—	—
Net gain on loan sales	5	—	—
Loan administration income	3	—	—
Bargain purchase gain	159	—	—
Other	17	9	6
Total non-interest income	247	61	61

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	354	303	301
Occupancy and equipment	92	88	86
General and administrative	158	127	124
Total operating expense	604	518	511
Intangible asset amortization	5	—	—
Merger-related expenses	75	23	—
Total non-interest expense	684	541	511
Income before income taxes	826	806	588
Income tax expense	176	210	77
Net income	$650	$596	$511
Preferred stock dividends	33	33	33
Net income available to common stockholders	$617	$563	$478
Basic earnings per common share	$1.26	$1.20	$1.02
Diluted earnings per common share	$1.26	$1.20	$1.02

Net income	$650	$596	$511
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of tax of $223; $42; and $(16), respectively	(581)	(112)	42
Change in pension and post-retirement obligations, net of tax of $6; $(8) and $2	(17)	23	(5)
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $(24); $(2) and $16, respectively	64	6	(42)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $-; $-; and $-;, respectively	—	—	(1)
Reclassification adjustment for defined benefit pension plan, net of tax of $0; $(2) and $(2), respectively	2	5	5
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $1; $(7) and $(3), respectively	(3)	18	8
Total other comprehensive (loss) income, net of tax	(535)	(60)	7
Total comprehensive income, net of tax	$115	$536	$518

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Twelve Months Ended December 31, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Issuance of common stock for business combination	214,990,316	—	2	2,008	—	—	—	2,010
Shares issued for restricted stock, net of forfeitures	3,548,310	—	—	(33)	—	33	—	—
Compensation expense related to restricted stock awards	—	—	—	29	—	—	—	29
Net income	—	—	—	—	650	—	—	650
Dividends paid on common stock ($0.68)	—	—	—	—	(317)	—	—	(317)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(2,336,935)	—	—	—	—	(24)	—	(24)
Other comprehensive income, net of tax	—	—	—	—	—	—	(535)	(535)
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824
Twelve Months Ended December 31, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	31	—	—	—	31
Net income	—	—	—	—	596	—	—	596
Dividends paid on common stock ($0.68)	—	—	—	—	(316)	—	—	(316)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(1,402,107)	—	—	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Twelve Months Ended December 31, 2020
Balance at December 31, 2019	467,346,781	$503	$5	$6,115	$342	$(220)	$(33)	$6,712
Opening retained earnings adjustment (1)	—	—	—	—	(10)	—	—	(10)
Adjusted balance, beginning of period					332			6,702
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22)	—	22	—	—
Compensation expense related to restricted stock awards	—	—	—	30	—	—	—	30
Net income	—	—	—	—	511	—	—	511
Dividends paid on common stock ($0.68)	—	—	—	—	(316)	—	—	(316)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(5,766,078)	—	—	—	0	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	—	—	8	8
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842

(1)
Amount represents a $10 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$650	$596	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	133	3	62
Amortization of core deposit intangible	5	—	—
Depreciation	18	21	24
Amortization of discounts and premiums, net	(37)	(5)	11
Net (gain) loss on securities	2	—	(2)
Net (gain) loss on sales of loans	(5)	(1)	—
Net gain on sales of fixed assets	(2)	—	—
Gain on business acquisition	(159)	—	—
Stock-based compensation	29	31	29
Deferred tax expense	(3)	(13)	219
Changes in operating assets and liabilities:
Decrease (increase) in other assets	348	(284)	(411)
(Decrease) increase in other liabilities	(100)	(6)	9
Purchases of securities held for trading	(75)	(110)	(15)
Proceeds from sales of securities held for trading	75	110	15
Change in loans held for sale, net	147	(52)	(119)
Net cash provided by operating activities	1,026	290	334
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	732	1,728	2,062
Proceeds from sales of securities available for sale	228	—	484
Purchase of securities available for sale	(2,242)	(1,796)	(2,514)
Redemption of Federal Home Loan Bank stock	635	92	173
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(839)	(112)	(239)
Proceeds from bank-owned life insurance, net	16	12	12
Proceeds from sales of loans	—	37	3
Purchases of loans	(162)	(161)	(95)
Other changes in loans, net	(5,019)	(2,558)	(912)
(Purchases) dispositions of premises and equipment, net	(3)	(4)	1
Cash acquired in business acquisition	331	—	—
Net cash used in investing activities	(6,323)	(2,762)	(1,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,662	2,622	780
Net increase in short-term borrowed funds	2,550	950	1,150
Proceeds from long-term borrowed funds	9,479	2,072	6,925
Repayments of long-term borrowed funds	(13,960)	(2,544)	(6,550)
Net receipt of payments of loans serviced for others	(189)	—	—
Cash dividends paid on common stock	(317)	(316)	(316)
Cash dividends paid on preferred stock	(33)	(33)	(33)
Treasury stock repurchased	(7)	—	(50)
Payments relating to treasury shares received for restricted stock award tax payments	(17)	(16)	(9)
Net cash provided by financing activities	5,168	2,735	1,897
Net (decrease) increase in cash, cash equivalents, and restricted cash (3)	(129)	263	1,206
Cash, cash equivalents, and restricted cash at beginning of year (3)	2,211	1,948	742
Cash, cash equivalents, and restricted cash at end of year (3)	$2,082	$2,211	$1,948
Supplemental information:
Cash paid for interest	$657	$402	$633
Cash paid for income taxes	17	471	118
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$—	$1	$1
Securitization of residential mortgage loans to mortgage-backed securities available for sale	162	161	53
Transfer of loans from held for investment to held for sale	—	52	—
Transfer of loans from held for sale to held for investment	—	94	—
MSRs resulting from sale or securitization of loans	19	—	—
Shares issued for restricted stock awards	33	28	22
Business Combination:
Fair value of tangible assets acquired	24,449	—	—
Intangible assets	292	—	—
Mortgage Servicing Rights	1,012	—	—
Liabilities assumed	23,584	—	—
Common Stock issued in business combination	2,010	—	—

(1)
For further information on restricted cash, see Note 14 - Derivatives and Hedging Activities.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company” or "we") was organized under Delaware law on July 20, 1993 and is the holding company for Flagstar Bank N.A. (hereinafter referred to as the “Bank”). The Company is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan.

The Company is subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the OCC.

On November 23, 1993, the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004). The Company has grown organically and through a series of accretive mergers and acquisitions, culminating in its acquisition of Flagstar Bancorp, Inc., which closed on December 1, 2022.

Flagstar Bank, N.A. currently operates 395 branches across nine states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3000 third-party mortgage originators. Flagstar Bank N.A. also operates through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for credit losses, mortgage servicing rights, and the Flagstar acquisition.

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 12 “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2022 and 2021, the Company’s cash and cash equivalents totaled $2.0 billion and $2.2 billion, respectively. Included in cash and cash equivalents at those dates were $837 million and $1.7 billion, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the FRB-NY. There were no federal funds sold outstanding at December 31, 2022 or December 31, 2021. There was $793 million of reverse repurchase agreements outstanding at December 31, 2022. There was $406 million reverse repurchase agreements outstanding at December 31, 2021. Restricted cash totaled $50 million at December 31, 2022, and includes cash that the Bank pledges as maintenance margin on centrally cleared derivatives and is included in other assets on the Consolidated Statements of Condition.

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

The Company first assesses whether (i) it intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Premiums and discounts on securities are amortized to expense and accreted to income over the remaining period to contractual maturity using the interest method, and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Company is required to hold shares of FHLB-NY stock, which is carried at cost. In addition, in connection with the Flagstar acquisition, the Company also holds shares of FHLB-Indianapolis stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, including its outstanding borrowings from the FHLB-NY and FHLB-Indianapolis.

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

Loans Held-for-Sale

The Company classifies loans as LHFS when we originate or purchase loans that we intend to sell. We have elected the fair value option for the majority of our LHFS. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. Changes in fair value are recorded to other noninterest income on the Consolidated Statements of Income and Comprehensive Income. LHFS that are recorded at the lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 19 - Fair Value Measurements.

Loans that are transferred into the LHFS portfolio from the LHFI portfolio, due to a change in intent, are recorded at the lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held for Investment

Loans and leases, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for credit losses on loans and leases.

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

Loans with Government Guarantees

The Company originates government guaranteed loans which are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes the loans and corresponding liability as loans with government guarantees and loans with government guarantees repurchase options, respectively, in the Consolidated Statements of Condition. If the loan is repurchased, the liability is cash settled and the loan with government guarantee remains. Once repurchased, the Company works to cure the outstanding loans such that they are re-eligible for sale or may begin foreclosure and recover losses through a claims process with the government agency, as an approved lender.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At December 31, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet exposures was $23 million and $12 million, respectively. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical CCF trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

When applying this critical accounting estimate, we incorporate several inputs and judgments that may be influenced by changes period to period. These include, but are not limited to changes in the economic environment and forecasts, changes in the credit profile and characteristics of the loan portfolio, and changes in prepayment assumptions which will result in provisions to or recoveries from the balance of the allowance for credit losses.

While changes to the economic environment forecasts and portfolio characteristics will change from period to period, portfolio prepayments are an integral assumption in estimating the allowance for credit losses on our commercial real estate (multi-family, CRE and ADC) portfolio which comprises 70.5% of the loan portfolio at December 31, 2022. Portfolio prepayments are subject to estimation uncertainty and changes in this assumption could have a material impact to our estimation process. Prepayment assumptions are sensitive to interest rates and existing loan terms and determine the weighted average life of the commercial mortgage loan portfolio. Excluding other factors, as the weighted average life of the portfolio increases or decreases, so will the required amount of the allowance for credit losses on commercial real estate.

Goodwill

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. The Company has significant intangible assets related to goodwill and as of December 31, 2022, the Company had goodwill of $2.4 billion. In connection with its acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of its acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. The Company tests goodwill for impairment at the reporting unit level. The Company has identified one reporting unit which is the same as its operating segment and reportable segment. If the Company changes its strategy or if market conditions shift, its judgments may change, which may result in adjustments to the recorded goodwill balance.

The Company performs its goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. For annual goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it would compare the fair value the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As of December 31, 2022, the Company’s goodwill was not impaired.

Mortgage Servicing Rights

The Company purchases and originates mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. If the Company retains the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. The Company uses an internal valuation model that utilizes an option-adjusted spread, constant prepayment speeds, costs to service and other assumptions to determine the fair value of MSRs.

Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in the fair value of our MSRs are reported on the Consolidated Statements of Income and Comprehensive Income in net return on mortgage servicing. For further information, see Note 9 - Mortgage Servicing Rights and Note 19 - Fair Value Measurements.

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

Depreciation is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $18 million, $21 million, and $24 million, respectively, in the years ended December 31, 2022, 2021, and 2020.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2022 and 2021, the Company’s investment in BOLI was $1.6 billion and $1.2 billion, respectively. The December 31, 2022 amount includes $373 million acquired in the Flagstar merger. The Company’s investment in BOLI generated income of $32 million, $29 million, and $32 million, respectively, during the years ended December 31, 2022, 2021, and 2020.

Variable Interest Entities

An entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For further information, see Note 10 - Variable Interest Entities.

Repossessed Assets and OREO

Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2022, the Company had $8 million of OREO and $4 million of taxi medallions. At December 31, 2021, the Company had $3 million of OREO and $5 million of taxi medallions.

Servicing Fee Income

Servicing fee income, late fees and ancillary fees received on loans for which the Company owns the MSR are included in net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income. The fees are based on the outstanding principal and are recorded as income when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of Income and Comprehensive Income, are based on a contractual monthly amount per loan including late fees and other ancillary income.

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

The Company utilizes derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and LHFS portfolio which are exposed to price and interest rate risk; facilitate asset/liability management; minimize the variability of future cash flows on long-term debt; and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Condition as other assets and liabilities, as applicable, at their estimated fair value.

The Company uses interest rate swaps, swaptions, futures and forward loan sale commitments to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. Changes in their fair value are reflected in current period earnings under the net return on mortgage servicing asset. These derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable.

The Company also enters into various derivative agreements with customers and correspondents in the form of interest rate lock commitments and forward purchase contracts which are commitments to originate or purchase mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates are economically hedged through the use of forward loan sale commitments of MBS. The gains and losses arising from this derivative activity are reflected in current period earnings under the net gain on loan sales.

To assist customers in meeting their needs to manage interest rate risk, the Company enters into interest rate swap derivative contracts. To economically hedge this risk, the Company enters into offsetting derivative contracts to effectively eliminate the interest rate risk associated with these contracts.

For additional information regarding the accounting for derivatives, see Note 14 - Derivatives and Hedging Activities and for additional information on recurring fair value disclosures, see Note 19 - Fair Value Measurements.

Representation and Warranty Reserve

When the Company sells mortgage loans into the secondary mortgage market, it makes customary representations and warranties to the purchasers about various characteristics of each loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured at fair value on an ongoing basis based upon an estimate of probable future losses. An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Condition, and was $10 million at December 31, 2022, as compared to $2 million at December 31, 2021.

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2022, the Company had 5,774,229 shares available for grant under the 2020 Incentive Plan. In addition, the Company had 4,025,636 shares available for grant under the Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 18, “Stock-Related Benefit Plans.”

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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	Years Ended December 31,
(in millions, except share and per share amounts)	2022	2021	2020
Net income available to common stockholders	$617	$563	$478
Less: Dividends paid on and earnings allocated to participating securities	(8)	(7)	(6)
Earnings applicable to common stock	$609	$556	$472
Weighted average common shares outstanding	483,603,395	463,865,661	462,605,341
Basic earnings per common share	$1.26	$1.20	$1.02
Earnings applicable to common stock	$609	$556	$472
Weighted average common shares outstanding	483,603,395	463,865,661	462,605,341
Potential dilutive common shares	1,530,950	767,058	676,061
Total shares for diluted earnings per common share computation	485,134,345	464,632,719	463,281,402
Diluted earnings per common share and common share equivalents	$1.26	$1.20	$1.02

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

NOTE 3: BUSINESS COMBINATION

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar Bancorp”) in an all-stock transaction. Flagstar was a savings and loan holding company headquartered in Troy, MI.

Pursuant to the terms of the Merger Agreement, each share of Flagstar Bancorp. common stock was converted into 4.0151 shares of the Company’s common shares at the effective time of the merger. In addition, the Company received approval from the Office of the Comptroller of the Currency (the “OCC”) to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank, N.A. being the surviving entity. Flagstar Bank, FSB, provided commercial, small business, and consumer banking services through 158 branches in Michigan, Indiana, California, Wisconsin, and Ohio. It also provided home loans through a wholesale network of brokers and correspondents in all 50 states. The acquisition of Flagstar added significant scale, geographic diversification, improved funding profile, and a broader product mix to the Company.

The acquisition of Flagstar has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations at December 1, 2022. Due to the timing of the transaction closing date and the Company’s annual report on Form 10-K, these estimated fair values are considered preliminary as of December 31, 2022, and subject to adjustment for up to one year after December 1, 2022. While the Company believes that the information available on December 1, 2022 provided a reasonable basis for estimating fair value, the Company expects that it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

The Company’s results of operations for the year-ended December 31, 2022, include the results of operations of Flagstar on and after December 1, 2022. Results for periods prior to December 1, 2022, do not include the results of operations of Flagstar.

The following table provides a preliminary allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from Flagstar as of December 1, 2022.

(in millions)
Purchase price consideration	$2,010

Fair value of assets acquired:
Cash & cash equivalents	331
Securities	2,695
Loans held for sale	1,257
Loans held for investment:
One-to-four family first mortgage	5,438
Commercial real estate	3,891
Commercial and industrial	6,523
Consumer and other	2,156
Total loans held for investment	18,008
CDI and other intangible assets	292
Mortgage servicing rights	1,012
Other assets	2,158
Total assets acquired	25,753
Fair value of liabilities assumed:
Deposits	15,995
Borrowings	6,700
Other liabilities	889
Total liabilities assumed	23,584
Fair value of net identifiable assets	2,169
Bargain purchase gain	$159

In connection with the acquisition, the Company recorded a bargain purchase gain of approximately $159 million.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Flagstar acquisition.

Cash and Cash Equivalents

The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment Securities and Federal Home Loan Bank Stock

Quoted market prices for the securities acquired were used to determine their fair values. If quoted market prices were not available for a specific security, then quoted prices for similar securities in active markets were used to estimate the fair value. The fair value of FHLB-Indianapolis stock is equivalent to the redemption amount.

Loans

Fair values for loans were based on a discounted cash flow methodology that considered credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions were the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions were informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Acquired loans were marked to fair value and adjusted for any PCD gross up as of the merger date.

Core Deposit Intangible

CDI is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Flagstar acquisition will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (i.e., money market accounts, savings accounts, and non-interest-bearing and interest-bearing checking accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Borrowed Funds

The estimated fair value of borrowed funds is based on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities.

PCD loans

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the Flagstar acquisition with credit deterioration and associated credit loss reserve at acquisition:

(in millions)	Total
Par value (UPB)	$1,950
ACL at acquisition	(51)
Non-credit (discount)	(33)
Fair value	$1,866

Pro Forma Combined Results of Operations

The following pro forma financial information presents the unaudited consolidated results of operations of the Company and Flagstar as if the Merger occurred as of January 1, 2021 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discounts from the fair value adjustments of acquired loans, any change in interest expense due to the estimated net premium from the fair value adjustments to acquired time deposits and other debt, and the amortization of intangibles had the deposits been acquired as of January 1, 2021. The pro forma amounts for the twelve months ended December 31, 2022 and 2021 do not reflect the anticipated cost savings that have not yet been realized. Merger related expenses incurred by the Company during the twelve months ended December 31, 2022 and 2021 are reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Flagstar at the beginning of 2021.

	Twelve Months Ended
	December 31,
	(unaudited)
(in millions)	2022	2021
Net interest income	$2,278	$2,208
Non-interest income	650	1,105
Net income	804	1,207
Net income available to common stockholders	771	1,174

NOTE 4: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)	For the Twelve Months Ended December 31, 2022
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$-	Net gain on securities
	-	Income tax expense
	$-	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$4	Interest expense
	(1)	Income tax benefit
	$3	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$-	Included in the computation of net periodic credit (2)
Actuarial losses	(2)	Included in the computation of net periodic cost (2)
	(2)	Total before tax
	-	Income tax benefit
	$(2)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$1
(1)
Amounts in parentheses indicate expense items.
(2)
See Note 17, “Employee Benefits,” for additional information.

NOTE 5: SECURITIES

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,457	$—	$160	$1,297
GSE CMOs	3,600	1	300	3,301
Private Label CMOs	185	6	—	191
Total mortgage-related debt securities	$5,242	$7	$460	$4,789
Other Debt Securities:
U. S. Treasury obligations	$1,491	$—	$4	$1,487
GSE debentures	1,749	—	351	1,398
Asset-backed securities (1)	375	—	14	361
Municipal bonds	30	—	—	30
Corporate bonds	913	2	30	885
Foreign notes	20	—	—	20
Capital trust notes	97	5	12	90
Total other debt securities	$4,675	$7	$411	$4,271
Total debt securities available for sale	$9,917	$14	$871	$9,060
Equity securities:
Mutual funds	16	—	2	14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,933	$14	$873	$9,074

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $31 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	1,102	20	15	$1,107
GSE CMOs	1,717	11	45	1,683
Total mortgage-related debt securities	$2,819	$31	$60	$2,790
Other Debt Securities:
U. S. Treasury obligations	45	$—	$—	$45
GSE debentures	1,524	1	45	1,480
Asset-backed securities (1)	479	3	3	479
Municipal bonds	25	—	—	25
Corporate bonds	821	18	1	838
Foreign Notes	25	1	—	26
Capital trust notes	96	8	7	97
Total other debt securities	$3,015	$31	$56	$2,990
Total other securities available for sale	$5,834	$62	$116	$5,780
Equity securities:
Mutual funds	16	—	—	16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$5,850	$62	$116	$5,796

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2021, the Company had $734 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at December 31, 2022, the Company had $176 million of Federal Reserve Bank stock, at cost. The Company had no Federal Reserve Bank stock, at December 31, 2021.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years-ended:

	December 31,
(in millions)	2022	2021	2020
Gross proceeds	$228	$—	$484
Gross realized gains	—	—	2
Gross realized losses	—	—	1

Net unrealized (loss) gains on equity securities recognized in earnings for the years ended December 31, 2022, 2021, and 2020 were $(2) million, $0 million and $1 million, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(dollars in millions)
Available-for-Sale Debt Securities:
Due within one year	$52	$1,588	$2	$20	$1,657
Due from one to five years	195	150	—	472	804
Due from five to ten years	277	1,177	18	509	1,656
Due after ten years	4,718	325	10	404	4,943
Total debt securities available for sale	$5,242	$3,240	$30	$1,405	$9,060

(1)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$1,487	$4	$—	$—	$1,487	$4
U.S. Government agency and GSE obligations	243	5	1,156	346	1,399	351
GSE certificates	871	46	420	114	1,291	160
GSE CMOs	2,219	36	925	264	3,144	300
Asset-backed securities	61	2	262	12	323	14
Municipal bonds	9	—	7	—	16	—
Corporate bonds	698	27	97	4	795	30
Foreign notes	20	—	—	—	20	—
Capital trust notes	46	2	34	10	80	12
Equity securities	4	—	10	2	14	2
Total temporarily impaired securities	$5,658	$122	$2,911	$752	$8,569	$873

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

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2022 consisted of twenty three agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, two corporate bonds, thirty three US government agency bonds, one hundred thirty three mortgage-backed securities, one mutual fund, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2021 consisted of four agency collateralized mortgage obligations, five capital trusts notes, four asset-backed securities, two corporate bonds, twenty US government agency bonds, twenty one mortgage-backed securities and one municipal bond.

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

None of the unrealized losses identified as of December 31, 2022 or December 31, 2021 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the twelve months ended December 31, 2022.

NOTE 6: LOANS AND LEASES

The following table sets forth, at the dates indicated, the composition of the loan and lease portfolio held for investment, at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs:

	December 31, 2022		December 31, 2021
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$38,130	55.3%	$34,628	75.7%
Commercial real estate	8,526	12.4	6,701	14.7
One-to-four family first mortgage	5,821	8.4	160	0.3
Acquisition, development, and construction	1,996	2.8	209	0.5
Total mortgage loans held for investment (1)	54,473	78.9	41,698	91.2
Other Loans:
Commercial and industrial	10,597	15.4	2,238	3.2
Lease financing, net of unearned income of $85 and $95 respectively	1,679	2.4	1,796	3.9
Total commercial and industrial loans (2)	12,276	17.8	4,034	7.2
Other	2,252	3.3	6	0.0
Total other loans held for investment	14,528	21.1	4,040	7.2
Total loans and leases held for investment (1)	$69,001	100.0%	$45,738	100.0%
Allowance for credit losses on loans and leases	(393)		(199)
Total loans and leases held for investment, net	$68,608		$45,539
Loans held for sale, at fair value	1,115		—
Total loans and leases, net	$69,723		$45,539

(1)
Excludes accrued interest receivable of $292 million and $199 million at December 31, 2022 and December 31, 2021, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $4.4 billion and $3.5 billion, respectively, at December 31, 2022 and December 31, 2021.

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

At December 31, 2022, one-to-four family loans represented $5.8 billion and as of December 31, 2021 one-to-four family loans totaled $160 million, with the increase being driven by the Flagstar acquisition. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties.

At December 31, 2022, other loans totaled $2.3 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans acquired in the Flagstar acquisition.

Included in loans held for investment at December 31, 2022 and December 31, 2021, were loans of $101 million and $6 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of December 31, 2022, LGG loans totaled $1.2 billion and the repurchase liability was $0.3 billion.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $14 million at December 31, 2022.

Loans Held-for-Sale

At December 31, 2022, loans held for sale were $1.1 billion compared to zero at December 31, 2021, with the increase driven by the Flagstar acquisition. The Company classifies loans as held for sale when we originate or purchase loans that we intend to sell. The Company has elected the fair value option for nearly all of this portfolio. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label MBS.

Asset Quality

All asset quality information excludes LGG that are insured by U.S government agencies.

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At December 31, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$34	$13	$—	$47	$38,083	$38,130
Commercial real estate	2	20	—	22	8,504	8,526
One-to-four family first mortgage	21	92	—	113	5,708	5,821
Acquisition, development, and construction	—	—	—	—	1,996	1,996
Commercial and industrial(1)	—	7	—	7	12,269	12,276
Other	13	9	—	22	2,230	2,252
Total	$70	$141	$—	$211	$68,790	$69,001

(1)
Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2021:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$57	$10	$—	$67	$34,561	$34,628
Commercial real estate	2	16	—	18	6,683	6,701
One-to-four family first mortgage	8	1	—	9	151	160
Acquisition, development, and construction	—	—	—	—	209	209
Commercial and industrial(1)	—	6	—	6	4,029	4,035
Other	—	—	—	—	5	5
Total	$67	$33	$—	$100	$45,638	$45,738

(1)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2022:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,622	$7,871	$5,710	$1,992	$52,195	$12,208	$2,238	$14,446
Special mention	864	230	8	4	1,106	18	—	18
Substandard	644	425	103	—	1,172	50	14	64
Doubtful	—	—	—	—	—	—	—	—
Total	$38,130	$8,526	$5,821	$1,996	$54,473	$12,276	$2,252	$14,528

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2021:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$33,035	$5,876	$137	$204	$39,252	$3,987	$6	$3,993
Special mention	982	644	14	5	1,645	2	—	2
Substandard	611	181	9	—	801	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$34,628	$6,701	$160	$209	$41,698	$4,034	$6	$4,040

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2022:

	Vintage Year
(in millions) Risk Rating Group	2022	2021	2020	2019	2018	Prior To 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass	$12,817	$10,925	$9,121	$5,519	$4,301	$8,055	$1,452	$5	$52,195
Special Mention	—	15	103	244	293	451	—	—	1,106
Substandard	1	6	48	224	137	753	—	3	1,172
Total mortgage loans	$12,818	$10,946	$9,272	$5,987	$4,731	$9,259	$1,452	$8	$54,473
Pass	5,415	964	637	727	180	266	6,209	46	14,444
Special Mention	12	—	—	7	—	—	—	—	19
Substandard	1	1	22	2	9	7	19	4	65
Total other loans	5,428	965	659	736	189	273	6,228	50	14,528
Total	$18,246	$11,911	$9,931	$6,723	$4,920	$9,532	$7,680	$58	$69,001

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of December 31, 2022:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$13	$—
Commercial real estate	35	—
One-to-four family first mortgage	136	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	3
Other	14	—
Total collateral-dependent loans held for investment	198	3

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the twelve months ended December 31, 2022.

At December 31, 2022 and December 31, 2021, the Company had $121 million residential mortgage loans in the process of foreclosure and no residential mortgage loans in the process of foreclosure, respectively.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in millions)	2022	2021	2020
Interest income that would have been recorded	$3	$3	$5
Interest income actually recorded	(1)	(1)	(1)
Interest income foregone	$2	$2	$4

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $38 million.

The following table presents information regarding the Company’s TDRs:

	December 31, 2022			December 31, 2021
(in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6	$—	$7	$7
Commercial real estate	16	19	35	16	—	16
One-to-four family first mortgage	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Commercial and industrial	—	3	3	—	6	6
Total	$16	$28	$44	$16	$13	$29

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs are summarized as follows:

	For the Twelve Months Ended December 31, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$22	$19	6.00%	4.02%	$3	$—
Total	2	$22	$19			$3	$—

	For the Twelve Months Ended December 31, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—
Commercial and industrial	1	8	8	3.13	3.25	—	—
Total	3	$12	$12				$—

	For the Twelve Months Ended December 31, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
One-to-four family first mortgage	1	$15	$15	8.00%	3.50%	$—	$—
Commercial and industrial	42	9	$8	2.36	2.23	1	—
Total	43	$24	$23			$1	$—

At December 31, 2022 and December 31, 2021, no loans have been modified as TDR's that were in payment default during the twelve months ended at that date. At December 31, 2020, C&I loans in the amount of $3 million that had been modified as a TDR during the twelve months ended at that date was in prepayment default.

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

NOTE 7: ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	Twelve Months Ended December 31,
	2022			2021
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$178	$21	$199	$176	$18	$194
Adjustment for Purchased PCD Loans	21	30	51	—	—	—
Charge-offs	(5)	(2)	(7)	(6)	(7)	(13)
Recoveries	4	7	11	2	13	15
Provision for (recovery of) credit losses on loans and leases	92	47	139	6	(3)	3
Balance, end of period	$290	$103	$393	$178	$21	$199

At December 31, 2022, the allowance for credit losses on loans and leases totaled $393 million, up $194 million compared to December 31, 2021, driven primarily by the initial provision for credit losses and the adjustment for PCD loans acquired in the Flagstar acquisition. In addition, the increase was also driven by net recoveries of $4 million during the year 2022.

At December 31, 2022 and 2021, the allowance for unfunded commitments totaled $23 million and $12 million, respectively.

For the year ended December 31, 2022 the increase in the allowance for credit losses on loans and leases was primarily driven by a combination of increased loan balances as a result of the Flagstar acquisition and changes in the macroeconomic environment both on a spot and forecasted basis, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet. In addition, the impact of the forecasted macroeconomic factors had resultant decreases on market level factors in Property Prices on the Multi-Family, Commercial Real Estate and 1-4 Family loan portfolios reflecting the changing economic landscape.

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

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	19	—	1
One-to-four family first mortgage	90	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	3	—	—
Total nonaccrual loans with no related allowance	$125	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$—	$—	$—
Commercial real estate	1	—	—
One-to-four family first mortgage	2	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	13	14	—
Total nonaccrual loans with an allowance recorded	$16	$14	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	20	—	1
One-to-four family first mortgage	92	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	16	14	—
Total nonaccrual loans	$141	$14	$1

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2021

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$9	$—	$1
Commercial real estate	14	—	—
One-to-four family first mortgage	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$29	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family first mortgage	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$4	$—	$—
Total nonaccrual loans:
Multi-family	$10	$—	$1
Commercial real estate	16	—	—
One-to-four family first mortgage	1	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$33	$—	$1

NOTE 8. LEASES

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

The standard leases are typically repayable on a level monthly basis with terms ranging from 24 to 120 months. At the end of the lease term, the lessee usually has the option to return the equipment, to renew the lease or purchase the equipment at the then fair market value (“FMV”) price. For leases with a FMV renewal/purchase option, the relevant residual value assumptions are based on the estimated value of the leased asset at the end of the lease term, including evaluation of key factors, such as, the estimated remaining useful life of the leased asset, its historical secondary market value including history of the lessee executing the FMV option, overall credit evaluation and return provisions. The Company acquires the leased asset at fair market value and provides funding to the respective lessee at acquisition cost, less any volume or trade discounts, as applicable. Therefore, there is generally no selling profit or loss to recognize or defer at inception of a lease.

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At December 31, 2022 and December 31, 2021, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $32 million and $61 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in millions)	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Interest income on lease financing (1)	$53	$53

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At December 31, 2022 and December 31, 2021, the carrying value of net investment in leases was $1.7 billion and $1.9 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	December 31, 2022	December 31, 2021
Net investment in the lease - lease payments receivable	$1,685	$1,790
Net investment in the lease - unguaranteed residual assets	60	75
Total lease payments	$1,745	$1,865

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	December 31, 2022
2022	$-
2023	52
2024	152
2025	396
2026	342
Thereafter	803
Total lease payments	1,745
Plus: deferred origination costs	19
Less: unearned income	(85)
Total lease finance receivables, net	$1,679

Lessee Arrangements

The Company has operating leases for corporate offices, branch locations, and certain equipment. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. For the vast majority of the Company’s leases, we are not reasonably certain we will exercise our options to renew to the end of all renewal option periods. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Statements of Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the vast majority of the leases do not provide an implicit rate, the incremental borrowing rate (FHLB borrowing rate) is used based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. The operating lease ROU asset is measured at cost, which includes the initial measurement of the lease liability, prepaid rent and initial direct costs incurred by the Company, less incentives received.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred.

The components of lease expense were as follows:

(in millions)	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Operating lease cost	$28	$27
Sublease income	—	—
Total lease cost	$28	$27

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$27

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	December 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets (1)	$119	$249
Operating lease liabilities (2)	$122	249
Weighted average remaining lease term	6 years	16 years
Weighted average discount rate %	3.85%	3.05%

(1)
Included in Other assets in the Consolidated Statements of Condition.
(2)
Included in Other liabilities in the Consolidated Statements of Condition.

(in millions) Maturities of lease liabilities:	December 31, 2022
2023	$28
2024	25
2025	24
2026	19
2027	13
Thereafter	28
Total lease payments	137
Less: imputed interest	(15)
Total present value of lease liabilities	$122

NOTE 9: MORTGAGE SERVICING RIGHTS

The Company has investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. The Company accounts for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company utilizes derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 14 - Derivative and Hedging Activities.

Changes in the fair value of residential first mortgage MSRs were as follows:

For the Month Ended December 31,
2022
(in millions)
Balance at beginning of period, December 1, 2022	$1,012
Additions from loans sold with servicing retained	19
Reductions from sales	-
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(8)
Changes in estimates of fair value due to interest rate risk (1) (2)	10
Fair value of MSRs at end of period	$1,033

(1)
Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income.
(2)
Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	December 31, 2022
		Fair value
	Actual	10% adverse change	20% adverse change
(dollars in millions)
Option adjusted spread	5.9%	$1,012	$992
Constant prepayment rate	7.9%	1,000	970
Weighted average cost to service per loan	$68	1,023	1,013

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs.

Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Income and Comprehensive Income . Subservicing fee income is recorded for fees earned on subserviced loans, net of third-party subservicing costs.

The following table summarizes income and fees associated with owned MSRs:

For the Month Ended December 31,
2022
(in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$20
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(8)
Changes in fair value due to interest rate risk	10
Loss on MSR derivatives (2)	(16)
Net transaction costs	-
Total return (loss) included in net return on mortgage servicing rights	$6

(1)
Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)
Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

For the Month Ended December 31,
2022
(in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$11
Charges on subserviced custodial balances (2)	(8)
Other servicing charges	-
Total income on mortgage loans subserviced, included in loan administration	$3

(1)
Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)
Charges on subserviced custodial balances represent interest due to MSR owner.

NOTE 10: VARIABLE INTEREST ENTITIES

We have no consolidated VIEs as of December 31, 2022 and December 31, 2021.

In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $191 million as of December 31, 2022 as well as the standard representations and warranties made in conjunction with the loan transfers.

NOTE 11: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2022 and 2021:

	December 31,
	2022			2021
(dollars in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$22,511	38.34%	2.66%	$13,209	37.68%	0.20%
Savings accounts	11,645	19.83	1.30	8,892	25.36	0.35
Certificates of deposit	12,510	21.30	2.04	8,424	24.03	0.52
Non-interest-bearing accounts	12,055	20.53	—	4,534	12.93	—
Total deposits	$58,721	100.00%	1.71%	$35,059	100.00%	0.29%

At December 31, 2022 and 2021, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $4 million and $2 million, respectively.

The scheduled maturities of certificates of deposit at December 31, 2022 were as follows:

(in millions)
1 year or less	$9,247
More than 1 year through 2 years	2,922
More than 2 years through 3 years	298
More than 3 years through 4 years	50
More than 4 years through 5 years	24
Over 5 years	5
Total CDs (1)	$12,546

(1) Excludes PAA.

Included in total deposits at both December 31, 2022 and 2021 were brokered deposits of $5.1 billion and $5.7 billion with weighted average interest rates of .49 percent and .07 percent at the respective year-ends. Brokered money market accounts represented $2.8 billion and $3.0 billion of the December 31, 2022 and 2021 totals, and brokered interest-bearing checking accounts represented $1.0 billion and $1.5 billion, respectively. Brokered CDs represented $1.3 billion and $1.2 billion of brokered deposits at December 31, 2022 and 2021, respectively.

NOTE 12: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Wholesale borrowings:
FHLB advances	$20,325	$15,105
Repurchase agreements	—	800
Total wholesale borrowings	$20,325	$15,905
Junior subordinated debentures	575	361
Subordinated notes	432	296
Total borrowed funds	$21,332	$16,562

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $37 million and $18 million, respectively, at December 31, 2022 and 2021.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2022 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2023	$10,325	3.51%	$15,325	3.26%
2024	1,600	1.36	3,100	2.42
2025	—	—	250	3.50
2026	—	—	—	—
2027	2,650	3.77	1,250	3.87
2028	400	4.11	400	4.11
2029	200	1.61	—	—
2030	—	—	—	—
2031	—	—	—	—
2032	5,150	2.80	—	—
Total FHLB advances	$20,325	3.19	$20,325	3.19

(1)
Does not included the effect interest rate swap agreements.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2022 and 2021, respectively, the Bank had unused lines of available credit with the FHLB-NY of up to $11.3 billion and $8.4 billion. The Company had $2.8 billion of overnight advances at December 31, 2022, and no overnight advances at December 31, 2021. During the twelve months ended December 31, 2022, the average balance of overnight advances amounted to $318 million, with a weighted average interest rate of 3.48 percent. During the twelve months ended December 31, 2021, the average balances of overnight advances amounted to $6 million, with weighted average interest rates of 0.36 percent.

Total FHLB advances generated interest expense of $251 million, $233 million, and $246 million, in the years ended December 31, 2022, 2021, and 2020, respectively.

Repurchase Agreements

The Company had no outstanding repurchase agreements as of December 31, 2022. As of December 31, 2021, the company had $800 million of outstanding repurchase agreements.

The Company had no short-term repurchase agreements outstanding at December 31, 2022 or 2021.

At December 31, 2021, the accrued interest on repurchase agreements amounted to $2 million. The interest expense on repurchase agreements was $14 million for the year ended December 31, 2022, and $18 million for each of the years ended December 31, 2021 and 2020.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2022 or 2021.

In 2022 and 2021, respectively, the average balances of federal funds purchased were $466 million and $81 million, with weighted average interest rates of 1.65 percent and 0.09 percent. The interest expense produced by federal funds purchased was $8 million, $0 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Junior Subordinated Debentures

At December 31, 2022 and 2021, the Company had $608 million and $361 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following table presents contractual terms of the junior subordinated debentures outstanding at December 31, 2022:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$147	$141	Nov. 4, 2002	Nov. 1, 2051
New York Community Capital Trust X (2)	6.37	124	120	Dec. 14, 2006	Dec. 15, 2036
PennFed Capital Trust III (2)	8.02	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.38	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	7.97	26	25	Dec. 26, 2002	Dec. 26, 2032
Flagstar Statutory Trust III (2)	7.33	26	25	Feb. 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	7.98	26	25	Mar. 19, 2003	Mar 19, 2033
Flagstar Statutory Trust V (2)	6.08	26	25	Dec 29, 2004	Jan. 7, 2035
Flagstar Statutory Trust VI (2)	6.08	26	25	Mar. 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	6.52	51	50	Mar. 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	5.58	25	24	Sept. 22, 2005	Oct. 7, 2035
Flagstar Statutory Trust IX (2)	6.22	25	24	June 28, 2007	Sept. 15, 2037
Flagstar Statutory Trust X (2)	7.27	16	16	Aug. 31, 2007	Sept 15, 2037
Total junior subordinated debentures		$608	$588

(1)
Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)
Callable at any time.

The Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) included in the preceding table were issued by the Company on November 4, 2002 at a public offering price of $50.00 per share. Each of the 5,500,000 BONUSES units offered consisted of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00 percent on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007.

The gross proceeds of the BONUSES units totaled $275 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2022, this discount totaled $64 million.

The other remaining trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2022, all dividends were current.

Interest expense on junior subordinated debentures was $22 million, $18 million, and $19 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

Subordinated Notes

At December 31, 2022 and 2021, the Company had a total of $432 million and $296 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
	(dollars in millions)
November 6, 2018	November 6, 2028 (1)	5.900%	$300
October 28, 2020	November 1, 2030 (2)	4.125%	150

(1)
From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90 percent per annum payable semi-annually. Unless redeemed, from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 278 basis point payable quarterly.
(2)
From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

The interest expense on subordinated notes amounted to $19 million for the year ended December 31, 2022 and $18 million for the years ended December 31, 2021, and 2020.

NOTE 13: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$102	$55
Acquisition accounting and fair value adjustments on securities (including OTTI)	227	21
Acquisition accounting and fair value adjustments on loans	36	—
Capitalized loans costs	46	—
Compensation and related benefit obligations	23	17
Capitalized research and development costs	10	—
Net operating loss carryforwards	15	1
Other	18	15
Gross deferred tax assets	477	109
Valuation allowance	(5)	—
Net deferred tax asset after valuation allowance	$472	$109
Deferred Tax Liabilities:
Leases	$(328)	$(360)
Mortgage servicing rights	(105)	$—
Premises and equipment	(18)	(5)
Prepaid pension cost	(29)	(35)
Fair value adjustments on loans	—	(81)
Amortizable intangibles	(71)	(3)
Acquisition accounting and fair value adjustments on deposits	(9)	—
Acquisition accounting and fair value adjustments on debt	(10)	—
Other	(9)	(9)
Gross deferred tax liabilities	$(579)	$(493)
Net deferred tax liability	$(107)	$(384)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2022 and 2021.

The Company evaluates the need for a deferred tax asset valuation allowances based on a more likely than not standard. The Company’s evaluation is based on its history of reporting positive taxable income in all relevant tax jurisdictions, the length of time available to utilize the net operating loss carryforwards, and the recognition of taxable income in future periods from taxable temporary differences.

At December 31, 2022, the Company had a state deferred tax asset for net operating losses (“NOL”) of $15 million, (net of federal tax impact) which includes total state net operating loss carryforwards of $303 million at December 31, 2022, that expire if unused in calendar years through 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount which we expected to expire unused. Based on that assessment, we recorded a valuation allowance of $5 million to reduce the DTA to the amount which is more likely than not to be realized.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2022, 2021, and 2020:

	December 31,
(in millions)	2022	2021	2020
Federal – current	$147	$188	$(148)
State and local – current	32	35	5
Total current	179	223	(143)
Federal – deferred	(10)	(28)	190
State and local – deferred	7	15	29
Total deferred	(3)	(13)	219
Income tax expense reported in net income	176	210	77
Income tax expense reported in stockholders’ equity related to:
Securities available-for-sale	(223)	(42)	16
Pension liability adjustments	(6)	10	—
Cash flow hedge	23	9	(13)
Adoption of ASU 2016-13	—	—	(4)
Total income taxes	$(30)	$187	$76

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2022, 2021, and 2020:

	December 31,
(in millions)	2022	2021	2020
Statutory federal income tax at 21%	$174	$169	$123
State and local income taxes, net of federal income tax effect	31	40	27
Effect of tax law changes	—	—	(73)
Non-taxable bargain gain	(33)	—	—
Non-deductible FDIC deposit insurance premiums	10	9	8
Effect of tax deductibility of ESOP	(3)	(3)	(3)
Non-taxable income and expense of BOLI	(7)	(6)	(7)
Non-deductible merger expenses	3	3	—
Non-deductible compensation expense	4	—	—
Federal tax credits	(1)	—	(1)
Adjustments relating to prior tax years	(1)	(1)	1
Other, net	(1)	(1)	2
Total income tax expense	$176	$210	$77

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

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $304 million and $76 million, respectively, at December 31, 2022 and 2021, and included commitments of $183 million and $34 million that are expected to be funded over the next 5 years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2022, 2021, and 2020 were $11 million, $9 million, and $8 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $10 million, $9 million, and $6 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2022, 2021, and 2020.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2022, the Company had $40 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2022 that would have affected the effective tax rate, if recognized, was $32 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2022, 2021, and 2020, the Company recognized income tax expense attributed to interest and penalties of $4 million, $4 million, and $3 million, respectively. Accrued interest and penalties on tax liabilities were $26 million and $22 million, respectively, at December 31, 2022 and 2021.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2022, 2021, and 2020:

	December 31,
(in millions)	2022	2021	2020
Uncertain tax positions at beginning of year	$39	$38	$36
Additions for tax positions relating to current-year operations	1	2	1
Additions for tax positions relating to prior tax years	—	1	1
Subtractions for tax positions relating to prior tax years	—	(2)	—
Uncertain tax positions at end of year	$40	$39	$38

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•
Federal tax filings for tax years 2019 through the present;
•
New York State tax filings for tax years 2010 through the present;
•
New York City tax filings for tax years 2011 through the present; and
•
New Jersey tax filings for tax years 2015 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•
Federal 2019
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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2022, the Bank’s federal tax bad debt base-year reserve was $62 million, with a related federal deferred tax liability of $13 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NOTE 14. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Condition. The Company's policy is to present our derivative assets and derivative liabilities on the Consolidated Statement of Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

Derivatives not designated as hedging instruments. The Company maintains a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments and US Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Income and Comprehensive Income.

Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on LIBOR and overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2022, the Company had $52 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $9 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges at December 31, 2021.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of December 31, 2022.

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

The Company had entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. Interest income from loans and lease receivables decreased by $6 million and $49 million for the twelve months ended December 31,

2022 and 2021, respectively, related to a $2.0 billion of interest swaps designated in a fair value relationship related to certain real estate loans which matured in February 2022.

As of December 31, 2022 and 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

(in millions)	December 31, 2022		December 31, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$-	$-	$2,025	$25

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Since the swap expired in February 2022, at December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships, the cumulative basis adjustments associated with these hedging relationships, and the amount of the designated hedged items, were zero.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in millions)	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Derivative – interest rate swap:
Interest income	$25	$48
Hedged item – loans:
Interest income	$(25)	$(48)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2022.

	December 31, 2022
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$3,750	$5	$—
Total	$3,750	$5	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,205	$2	$—
Mortgage-backed securities forwards	1,065	36	—
Rate lock commitments	1,539	9	—
Interest rate swaps and swaptions	7,594	182	—
Total	$11,403	$229	$—
Liabilities
Mortgage-backed securities forwards	739	—	61
Rate lock commitments	527	—	10
Interest rate swaps and swaptions	2,445	—	65
Total derivatives not designated as hedging instruments	$3,711	$—	$136

The following table presents the derivative subject to a master netting agreement, including the cash pledged as collateral:

	December 31, 2022
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances (1)	$5	$—	$5	$4	$27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$36	$—	$36	$—	$(9)
Interest rate swaptions	182	—	182	—	(36)
Futures	2		2		1
Total derivative assets	$220	$—	$220	$—	$(44)
Liabilities
Mortgage-backed securities forwards	$61	$—	$61	$—	$54
Interest rate swaps (2)	65	—	65	—	29
Total derivative liabilities	$126	$—	$126	$—	$83

(1) Notional value of cash flow hedging instruments at December 31, 2021 $2.3 billion. Securities pledged at December 31, 2021 was $9 million.

(2) Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects income.

Interest rate swaps with notional amounts totaling $3.8 billion and $2.3 billion as of December 31, 2022 and December 31, 2021, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the year ending December 31, 2022 and 2021:

(in millions)	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Amount of gain recognized in AOCL	$88	$8
Amount of reclassified from AOCL to interest expense	(4)	25

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $51 million will be reclassified to interest expense.

The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
(dollars in millions)
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(1)	$—
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(11)	—
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(4)	—
Rate lock commitments and US Treasury futures	Net gain on loan sales	28	—
Forward commitments	Other noninterest income	(1)	—
Interest rate swaps (1)	Other noninterest income	—	—
Total derivative (loss) gain		$11	$—

(1) Includes customer-initiated commercial interest rate swaps.
NOTE 15: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2022, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $430 million and $4 million, respectively. At December 31, 2021, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $704 million and $464 million, respectively. In addition, the Company had $44.5 billion and $33.9 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2022 and 2021, the Company had commitments to originate loans, including unused lines of credit, of $21.8 billion and $2.8 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $541 million and $291 million at December 31, 2022 and 2021.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2022:

(in millions)
Multi-family and commercial real estate	$216
One-to-four family including interest rate locks	2,066
Acquisition, development, and construction	3,539
Warehouse loan commitments	8,042
Other loan commitments	7,964
Total loan commitments	$21,827
Commercial, performance stand-by, and financial stand-by letters of credit	541
Total commitments	$22,368

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2022:

(in millions)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$79	$85	$164	$398
Performance stand-by letters of credit	108	11	119	118
Commercial letters of credit	10	1	11	25
Total letters of credit	$197	$97	$294	$541

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

At December 31, 2022, the Company had no commitments to purchase securities.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 16: INTANGIBLE ASSETS

Goodwill is presumed to have an indefinite useful life and is tested for impairment at the reporting unit level, at least once a year. There was no change in goodwill during the year ended December 31, 2022.

At December 31, 2022, other intangible assets consisted of the following:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$250	$(4)	$246
Other intangible assets	42	(1)	41
Total other intangible assets	$292	$(5)	$287

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2023	$59
2024	54
2025	38
2026	33
2027	29
Total	$213

NOTE 17: EMPLOYEE BENEFITS

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in millions)	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$158	$172
Interest cost	4	4
Actuarial gain	(38)	(9)
Annuity payments	(7)	(6)
Settlements	(1)	(3)
Benefit obligation at end of year	$116	$158
Change in Plan Assets:
Fair value of assets at beginning of year	$283	$261
Actual return (loss) on plan assets	(47)	31
Annuity payments	(7)	(6)
Settlements	(1)	(3)
Fair value of assets at end of year	$228	$283
Funded status (included in “Other assets”)	$112	$125
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of actuarial loss	(2)	(7)
Net actuarial (gain) loss arising during the year	26	(23)
Total recognized in other comprehensive income for the year (pre-tax)	$24	$(30)
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Actuarial loss, net	66	43
Total accumulated other comprehensive loss (pre-tax)	$66	$43

In 2023, an estimated $7 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2022 was $2 million. No prior service cost was amortized in 2022 or 2021. The discount rates used to determine the benefit obligation at December 31, 2022 and 2021 were 4.9 percent and 2.6 percent, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in millions)	2022	2021	2020
Components of net periodic pension expense (credit):
Interest cost	$4	$4	$5
Expected return on plan assets	(16)	(16)	(15)
Amortization of net actuarial loss	2	7	7
Net periodic pension credit	$(10)	$(5)	$(3)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2022	2021	2020
Discount rate	2.6%	2.2%	3.0%
Expected rate of return on plan assets	6.0	6.3	6.5

As of December 31, 2022, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”), a private placement investment fund.

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

The Retirement Plan allocates its assets in accordance with the following targets:

•
To hold 55 percent of its assets in equity securities via investment in the Trust’s Long-Term Growth—Equity (“LTGE”) Portfolio, a diversified portfolio that invests in a number of actively and passively managed equity mutual funds and collective trusts in order to gain exposure to both U.S. and non-U.S. equity markets;
•
To hold 44 percent of its assets in intermediate-term investment-grade bonds via investment in the Long-Term Growth—Fixed Income (“LTGFI”) Portfolio, a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts, primarily including intermediate-term bond funds with a focus on U.S. investment grade securities and opportunistic allocations to below-investment grade and non-U.S. investments; and
•
To hold 1 percent in a cash equivalents portfolio for liquidity purposes.

In addition, the Retirement Plan holds Company shares, the value of which is approximately equal to 11 percent of the assets that are held by the Trust.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2022:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$23	$—	$23	$—
Large-cap growth (2)	17	—	17	—
Large-cap core (3)	13	—	13	—
Mid-cap value (4)	5	—	5	—
Mid-cap growth (5)	4	—	4	—
Mid-cap core (6)	5	—	5	—
Small-cap value (7)	3	—	3	—
Small-cap growth (8)	6	—	6	—
Small-cap core (9)	4	—	4	—
International equity (10)	30	—	30	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	65	—	65	—
Intermediate duration (12)	22	—	22	—
Equity Securities:
Company common stock	26	26	—	—
Cash Equivalents:
Money market *	5	1	4	—
	$228	$27	$201	$—

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
(9)
This category consists of a mutual fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10 percent of the market universe, or smaller than the 1000th largest US company.
(10)
This category invests primarily in medium to large non-US companies in developed and emerging markets. Under normal circumstances, at least 80 percent of total assets will be invested in equity securities, including common stocks, preferred stocks, and convertible securities.

(11)
This category currently includes equal investments in three mutual funds, two of which usually hold at least 80 percent of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that index. The third fund targets investments of 50 percent or more in mortgage-backed securities guaranteed by the US government and its agencies.
(12)
This category consists of a mutual fund which invest in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.

Current Asset Allocation

The asset allocations for the Retirement Plan were as follows:

	At December 31,
	2022	2021
Equity securities	60%	62%
Debt securities	38	36
Cash equivalents	2	2
Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate of return on Retirement Plan assets assumption was based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6 percent to 8 percent and 3 percent to 5 percent, respectively, with an assumed long-term inflation rate of 2.5 percent reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocations, the result is an expected rate of return of 5 percent to 7 percent.

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2022.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in millions)
2023	$8
2024	8
2025	8
2026	8
2027	8
2028 and thereafter	42
Total	$82

Qualified Savings Plan (401(k) Plan)

The Company maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which all salaried employees are able to participate after one month of service and having attained age 21. The Company instituted a safe harbor matching contribution program during the year ended December 31, 2020, and accordingly, the Company matches a portion of employee 401(k) plan contributions. Such expense totaled $7 million and $6 million for the twelve months ended December 31, 2022 and 2021, respectively. Flagstar also maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which certain employees are able to participate.

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in millions)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$10	$12
Interest cost	—	—
Actuarial gain	(2)	(2)
Premiums and claims paid	(1)	—
Benefit obligation at end of year	$7	10
Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1	—
Premiums and claims paid	(1)	—
Fair value of assets at end of year	$—	$—
Funded status (included in “Other liabilities”)	$(7)	(10)
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial gain	—	—
Net actuarial (gain) loss arising during the year	(2)	(2)
Total recognized in other comprehensive income for the year (pre-tax)	$(2)	$(2)
Accumulated other comprehensive (gain) loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial (gain) loss, net	(2)	—
Total accumulated other comprehensive income (pre-tax)	$(2)	—

The discount rates used in the preceding table were 4.8 percent at December 31, 2022 and 2.3 percent at December 31, 2021.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2023 are $0 and $0, respectively.

The net periodic benefit costs and all components thereof for the years-ended December 2022, 2021 and 2020 were less than $1 million.

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2022	2021	2020
Discount rate	2.3%	2.0%	2.9%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2028	2027	2026

Expected Contributions

The Company expects to contribute $1 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2022.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in millions)
2023	$1
2024	1
2025	1
2026	1
2027	1
2028 and thereafter	2
Total	$7

NOTE 18: STOCK-RELATED BENEFIT PLANS

Stock Based Compensation

At December 31, 2022, the Company had a total of 9,799,865 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 3,710,689 shares of restricted stock, with an average fair value of $11.23 per share on the date of grant, during the twelve months ended December 31, 2022.

During the years ended December 31, 2021 and 2020, the Company granted 3,131,949 shares and 2,421,345 shares, respectively, of restricted stock, which had average fair values of $11.20 and $11.61 per share on the respective grant dates. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $25 million, $27 million, and $28 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

The following table provides a summary of activity with regard to restricted stock awards:

	For the Year Ended December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,950,335	$11.68
Granted	3,710,689	11.23
Assumed in business acquisition (1)	1,904,025	9.35
Vested	(2,374,209)	12.21
Forfeited	(614,238)	11.56
Unvested at end of year	9,576,602	10.92

(1) Weighted-average per share represents the fair value per share on the acquisition date.

As of December 31, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $74 million. This amount will be recognized over a remaining weighted average period of 2.5 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the twelve months ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	834,612	$11.44
Granted	473,211	10.09
Released	(176,090)	11.42
Forfeited	(336,749)	11.43
Outstanding at end of period	794,984	11.43	January 1, 2022 - December 31, 2024	March 31, 2023 - 2025

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $3 million, $5 million and $1 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $4 million. This amount will be recognized over a remaining weighted average period of 1.6 years. As of December 31, 2022, the Company believes it is probable that the performance conditions will be met.

New York Community Bank Employee Stock Ownership Plan

On December 6, 2021, the ESOP was terminated with the assets in the ESOP merged into the employee’s 401(k) plan. After the merger of the ESOP into the 401(k) plan, the Company allocated $4 million into eligible participant’s accounts. For of the years ended December 31, 2021 and 2020, the Company recorded expense of $4 million.

Supplemental Executive Retirement Plan

The Bank had established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999 and subsequently fully distributed during the year ended December 31, 2022. Trust-held assets, consisting entirely of Company common stock, amounted to 1,006,186 at December 31, 2021, including shares purchased through dividend reinvestment. The cost of these shares was reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

NOTE 19: FAIR VALUE MEASUREMENTS

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,297	$—	$—	$1,297
GSE CMOs	—	3,301	—	—	3,301
Private Label CMOs	—	191	—	—	191
Total mortgage-related debt securities	$—	$4,789	$—	$—	$4,789
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,487	$—	$—	$—	$1,487
GSE debentures	—	1,398	—	—	1,398
Asset-backed securities	—	361	—	—	361
Municipal bonds	—	30	—	—	30
Corporate bonds	—	885	—	—	885
Foreign notes	—	20	—	—	20
Capital trust notes	—	90	—	—	90
Total other debt securities	$1,487	$2,784	$—	$—	$4,271
Total debt securities available for sale	$1,487	$7,573	$—	$—	$9,060
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	$—	$14	$—	$—	$14
Total securities	$1,487	$7,587	$—	$—	$9,074
Loans held-for-sale
Residential first mortgage loans	$—	$1,115	$—	$—	$1,115
Derivative assets
Interest rate swaps and swaptions	—	182	—	—	182
Futures	—	2	—	—	2
Rate lock commitments (fallout-adjusted)	—	—	9	—	9
Mortgage-backed securities forwards	—	36	—	—	36
Mortgage servicing rights	—	—	1,033	—	1,033
Total assets at fair value	$1,487	$8,922	$1,042	$—	$11,451
Derivative liabilities
Mortgage-backed securities forwards	—	61	—	—	61
Interest rate swaps and swaptions	—	65	—	—	65
Rate lock commitments (fallout-adjusted)	—	—	10	—	10
Total liabilities at fair value	$—	$126	$10	$—	$136

	Fair Value Measurements at December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,107	$—	$—	$1,107
GSE CMOs	—	1,683	—	—	1,683
Total mortgage-related debt securities	$—	$2,790	$—	$—	$2,790
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$45	$—	$—	$—	$45
GSE debentures	—	1,480	—	—	1,480
Asset-backed securities	—	479	—	—	479
Municipal bonds	—	25	—	—	25
Corporate bonds	—	838	—	—	838
Foreign notes	—	26	—	—	26
Capital trust notes	—	97	—	—	97
Total other debt securities	$45	$2,945	$—	$—	$2,990
Total debt securities available for sale	$45	$5,735	$—	$—	$5,780
Equity securities:			—	—
Mutual funds and common stock	—	16	—	—	16
Total equity securities	$—	$16	$—	$—	$16
Total securities	$45	$5,751	$—	$—	$5,796

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

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
(dollars in millions)
Year-Ended December 31, 2022
Assets
Mortgage servicing rights (1)	$1,012	$2	$19	—	—	—	$1,033
Rate lock commitments (net) (1)(2)	21	(12)	5	—	—	(15)	(1)
Totals	$1,033	$(10)	$24	$—	$—	$(15)	$1,032

1.
We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
2.
Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)

Assets
			Option adjusted spread	5.3% - 21.6% (5.9%)
Mortgage servicing rights	$1,033	Discounted cash flows	Constant prepayment rate	0% - 10.0% (7.9%)
			Weighted average cost to service per loan	$65 - $90 ($68)
Rate lock commitments (net)	$(1)	Consensus pricing	Origination pull-through rate	76.41%

(1)
Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2022 and 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$28	$28
Other assets(2)	—	—	41	41
Total	$—	$—	$69	$69

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

	Fair Value Measurements at December 31, 2021 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$32	$32
Other assets (2)	—	—	32	32
Total	$—	$—	$64	$64

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2022 and 2021:

	December 31, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,032	$2,032	$2,032		$—		$—
FHLB and FRB stock (1)	1,267	1,267	—		1,267		—
Loans and leases held for investment, net	68,608	65,673	—		—		65,673
Financial Liabilities:
Deposits	$58,721	$58,479	$46,211	(2)	$12,268	(3)	$—
Borrowed funds	21,332	21,231	—		21,231		—

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

MSRs

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2022, the weighted average life (in years) for the entire MSR portfolio was 7.3.

Rate lock commitments

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of our actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e. the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation result in a significantly higher (lower) fair value measurement.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2022 and 2021.

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Year-ended December 31,
2022
(dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$8

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans
Loans held-for-sale	$1,095	$1,115	$20
Total other performing loans	1,095	1,115	20
Total loans
Loans held-for-sale	$1,095	$1,115	$20
Total loans	$1,095	$1,115	$20

NOTE 20: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in millions)	2022	2021
ASSETS:
Cash and cash equivalents	$121	139
Investments in subsidiaries	9,633	7,525
Other assets	85	48
Total assets	$9,839	7,712
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$575	361
Subordinated notes	432	296
Other liabilities	8	11
Total liabilities	1,015	668
Stockholders’ equity	8,824	7,044
Total liabilities and stockholders’ equity	$9,839	7,712

Condensed Statements of Income

	Years Ended December 31,
(in millions)	2022	2021	2020
Dividends received from subsidiaries	$335	$4	$380
Other income	160	1	1
Gross income	495	381	381
Operating expenses	55	50	52
Income before income tax benefit and equity in undistributed earnings of subsidiaries	440	331	329
Income tax benefit	14	14	14
Income before equity in undistributed earnings of subsidiaries	454	345	343
Equity in undistributed earnings of subsidiaries	196	251	168
Net income	$650	$596	$511

Condensed Statements of Cash Flows

	Years Ended December 31,
(in millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$650	$596	$511
Change in other assets	(3)	(22)	—
Change in other liabilities	(4)	1	—
Other, net	(130)	32	30
Equity in undistributed earnings of subsidiaries	(196)	(251)	(168)
Net cash provided by operating activities	317	356	373
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	34	—	—
Change in receivable from subsidiaries, net	5	(3)	2
Net cash provided by (used in) investing activities	39	(3)	2
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	(24)	(16)	(59)
Cash dividends paid on common and preferred stock	(350)	(349)	(348)
Net cash used in financing activities	(374)	(365)	(407)
Net decrease in cash and cash equivalents	(18)	(12)	(32)
Cash and cash equivalents at beginning of year	139	151	183
Cash and cash equivalents at end of year	$121	$139	$151

NOTE 21: CAPITAL

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank.

The following tables present the regulatory capital ratios for the Company at December 31, 2022 and 2021, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

	Risk-Based Capital
At December 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,226	9.68%	$4,729	10.83%	$5,558	12.73%	$4,729	8.46%
Minimum for capital adequacy purposes	1,966	4.50	2,621	6.00	3,494	8.00	2,237	4.00
Excess	$2,260	5.18%	$2,108	4.83%	$2,064	4.73%	$2,492	4.46%

At December 31, 2022, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 366 basis points and the fully phased-in capital conservation buffer by 116 basis points.

The Bank is subject to the provisions of the National Bank Act and other statutes governing national banks, as well as the rules and regulations of the OCC, CFPB, and FDIC (the “Regulators”). The Bank is also governed by numerous federal laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by the FDIC to determine various matters, including each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2022, the Bank exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2022, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8.00 percent; a minimum total risk-based capital ratio of 10.00 percent; and a minimum leverage capital ratio of 5.00 percent. In the opinion of management, no conditions or events have transpired since December 31, 2022 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Bank at December 31, 2022 and 2021 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

	Risk-Based Capital
At December 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,217	11.95%	$5,217	11.95%	$5,402	12.38%	$5,217	9.33%
Minimum for capital adequacy purposes	1,964	4.50	2,619	6.00	3,491	8.00	2,236	4.00
Excess	$3,253	7.45%	$2,598	5.95%	$1,911	4.38%	$2,981	5.33%

Preferred Stock

On March 17, 2017, the Company issued 20,600,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1.000 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to Three-month LIBOR plus 382.1 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017.

Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2022, the Company has repurchased a total of 30 million shares at an average price of $8.88 or an aggregate purchase of $286 million. During the year ended December 31, 2022, the Company repurchased 0.9 million shares, at a cost of $8 million. The Company had no repurchases during 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses on loans and leases evaluated on a collective basis

As discussed in Notes 6 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on loans and leases as of December 31, 2022 was $393 million, a substantial portion of which related to the legacy New York Community Bancorp, Inc. multi-family and commercial real estate portfolio segments (legacy NYCB portfolios), and the acquired Flagstar Bancorp, Inc. one-to-four family first mortgage, commercial real estate, commercial and industrial, and acquisition, development and construction portfolio segments (acquired Flagstar portfolios). The allowance for credit losses on loans and leases for the legacy NYCB portfolios and acquired Flagstar portfolios is measured on a collective basis when similar risk characteristics exist (collective ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. The Company estimates the exposure-at-default using prepayment methods and models which project prepayments over the life of the loans. Economic parameters are developed using available information relating to past events, current conditions, economic forecasts, and macroeconomic assumptions. Economic parameters are forecast over a reasonable and supportable period. After the reasonable and supportable period, the Company reverts to a historical average loss rate on a straight line basis. Historical credit experience over the observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions.

We identified the assessment of the collective ACL for the legacy NYCB portfolios and the acquired Flagstar portfolios as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions. Such significant assumptions included portfolio segmentation, the selection of the economic forecasts and macroeconomic assumptions, including related weightings, the reasonable and supportable forecast period, the reversion period and the historical observation periods. The assessment also included the evaluation of the qualitative adjustments and their significant assumptions for differences in loan-specific risk characteristics and changes in environmental factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate for the legacy NYCB portfolios, including controls over the:

•
development of the collective ACL methodology
•
continued use and appropriateness of changes made to PD, LGD, and prepayment models
•
identification and determination of the significant assumptions used in the PD, LGD, and prepayment models
•
development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative factors
•
performance monitoring of the PD, LGD, and prepayment models and
•
analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate for both the legacy NYCB portfolios and the acquired Flagstar portfolios by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•
assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•
evaluating the selection of the economic forecasts, including the weighting of the scenarios, and underlying macroeconomic assumptions by comparing it to the Company’s business environment and relevant industry practices
•
evaluating the length of the reasonable and supportable period, the reversion period and the historical observation periods by comparing them to specific portfolio risk characteristics and trends
•
determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices and
•
evaluating the methodology used to develop the qualitative factors and their significant assumptions and the effect of those factors on the allowance for credit losses on loans and leases compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate for both the legacy NYCB portfolios and the acquired Flagstar portfolios by evaluating the:

•
determination of cumulative results of the audit procedures

•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimate.

Fair value measurements of acquired loans and mortgage servicing rights in the acquisition of Flagstar Bancorp, Inc.

As discussed in Notes 3 and 9 to the consolidated financial statements, the Company acquired Flagstar Bancorp, Inc. on December 1, 2022. The Company accounted for this transaction as a business combination with the assets acquired and liabilities assumed being measured based on their estimated fair values. As part of the acquisition, the Company acquired loans and mortgage servicing rights (MSRs) with a fair value of $18.0 billion and $1.0 billion, respectively. As of December 31, 2022, the fair value of the MSRs was $1.0 billion with any changes in fair value recognized in earnings. The fair value of acquired loans was based on a discounted cash flow methodology which incorporated discount rates, prepayment rates, probability of default and loss given default rates, and other market assumptions. The fair value of MSRs was measured using a discounted cash flow methodology which utilized option-adjusted spreads, constant prepayment speeds, costs to service, and other market assumptions.

We identified the assessment of the fair value measurements of acquired loans and MSRs at the acquisition date and the MSRs as of December 31, 2022 as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment of the fair value measurements involved an evaluation of the valuation methodologies and certain subjective assumptions, including discount rates, prepayment rates, probability of default and loss given default rates for acquired loans and option-adjusted spreads, constant prepayment rates, and cost to service for MSRs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurements of acquired loans and MSRs at the date of acquisition. This included controls related to the (1) determination of certain subjective assumptions used in the discounted cash flow methodology for acquired loans and MSRs, (2) assessment of the overall fair value measurement for acquired loans, and (3) assessment of the overall fair value measurement, including comparisons of the fair value to independent appraisals, for MSRs. We evaluated the Company’s process to determine the estimated fair value of acquired loans and MSRs at the acquisition date, and the fair value of MSRs as of December 31, 2022, by testing certain sources of data and subjective assumptions that the Company used and considered the relevance and reliability of such data and subjective assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s valuation methodologies for compliance with U.S. generally accepted accounting principles
•
assessing the Company’s estimate of fair value of acquired loans by developing independent ranges of fair values, using market participant derived discount rates, prepayment rates, and probability of default and loss given default rates, and comparing them to the Company’s estimate of fair value and
•
assessing option-adjusted spreads, constant prepayment rates, and cost to service assumptions related to the MSRs fair value estimate by comparing to external market and industry data as well as available data from independent appraisals.

We have served as the Company’s auditor since 1993.

New York, New York
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Flagstar Bancorp, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Flagstar Bancorp, Inc.’s internal control over financial reporting associated with total acquired assets of approximately $25.8 billion and total revenues associated with the acquired assets and liabilities assumed of approximately $132 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Flagstar Bancorp, Inc.

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
March 1, 2023

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

The Company acquired certain assets and assumed certain liabilities of Flagstar Bancorp on December 1, 2022. The scope of management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022, excludes the internal control over financial reporting associated with total acquired assets of approximately $25.8 billion and total revenues associated with the acquired assets and liabilities assumed of approximately $132 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022.

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

(c) Changes in Internal Control over Financial Reporting

The Company is working to integrate Flagstar into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of Flagstar, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2023 (hereafter referred to as our “2023 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2023 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	9,799,865
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	9,799,865

Information relating to the security ownership of certain beneficial owners and management appears in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2023 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

Information regarding principal accounting fees and services appears in our 2023 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•
Reports of Independent Registered Public Accounting Firm;
•
Consolidated Statements of Condition at December 31, 2021 and 2022;
•
Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2022;
•
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2022;
•
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022; and
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

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated April 26, 2022, by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc.*(2)

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated October 27, 2022, by and among New York Community Bancorp, Inc., 615 Corp. and Flagstar Bancorp, Inc.* (3)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (5)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (6)

3.4

Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (7)

3.5	Amended and Restated Bylaws(8)

4.1	Specimen Stock Certificate (9)

4.2

Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (10)

4.3	Form of certificate representing the Series A Preferred Stock (10)

4.4	Form of depositary receipt representing the Depositary Shares (10)

4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (11)

4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. Robert Wann, Thomas R. Cangemi, John J. Pinto, and R. Patrick Quinn** (12)

10.2(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers** (13)

10.3(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan** (13)

10.4(P)	Supplemental Benefit Plan of Queens County Savings Bank** (14)

10.5(P)	Excess Retirement Benefits Plan of Queens County Savings Bank** (13)

10.6(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan** (13)

10.7	New York Community Bancorp, Inc. Management Incentive Compensation Plan** (15)

10.8	New York Community Bancorp, Inc. 2012 Stock Incentive Plan** (16)

10.9

Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein (17)

10.10	New York Community Bancorp, Inc., 2020 Omnibus Incentive Plan** (18)
10.11	Letter Agreement, dated as of April 24, 2021, by and between New York Community Bancorp, Inc. and Thomas Cangemi** (1)

10.12	Employment Agreement between New York Community Bancorp, Inc. and John T. Adams** (19)

10.13

Amended and Restated Non-Competition and Non-Solicitation Agreement, dated November 28, 2022, by and between Flagstar Bancorp, Inc. (New York Community Bancorp, Inc. as Successor Company) and Alessandro DiNello** (20)

10.14	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (as assumed by New York Community Bancorp, Inc. effective December 1, 2022)** (21)

10.15	Employment Agreement between New York Community Bancorp, Inc. and Reginald E. Davis** (attached hereto)

10.16	Employment Agreement between New York Community Bancorp, Inc. and Lee M. Smith** (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

22.0	Subsidiary Issuers of Guaranteed Securities(22)

23.0	Consent of KPMG LLP, dated March 1, 2023 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
(5)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(6)
Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(7)
Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(8)
Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565)
(9)
Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(10)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)
(11)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-31565)
(12)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006 (File No. 1-31565)
(13)
Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(14)
Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995 (File No. 0-22278)
(15)
Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565)
(16)
Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565)
(17)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)
(18)
Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-8 filed, Registration No. 333-241023
(19)
Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-31565)
(20)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565)
(21)
Incorporated by reference to Exhibit 10.1 to Flagstar Bancorp, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015 (File No. 1-16577)
(22)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2021 (File No. 1-31565)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2023	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cangemi	3/1/23	/s/ John J. Pinto	3/1/23
Thomas R. Cangemi		John J. Pinto
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

/s/ Alessandro P. DiNello	3/1/23	/s/ Hanif W. Dahya	3/1/23
Alessandro P. DiNello		Hanif W. Dahya
Non-Executive Chairman		Presiding Director

/s/ James R. Carpenter	3/1/23	/s/ Leslie D. Dunn	3/1/23
James R. Carpenter		Leslie D. Dunn
Director		Director

/s/ Toan C. Huynh	3/1/23	/s/ Marshall Lux	3/1/23
Toan C. Huynh		Marshall Lux
Director		Director

/s/ Lawrence Rosano, Jr	3/1/23	/s/ Ronald A. Rosenfeld	3/1/23
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	3/1/23	/s/ Peter Schoels	3/1/23
Lawrence J. Savarese		Peter Schoels
Director		Director

/s/ David L. Treadwell	3/1/23	/s/ Robert Wann	3/1/23
David L. Treadwell		Robert Wann
Director		Director

/s/ Jennifer R. Whip	3/1/23
Jennifer R. Whip
Director