Form 10-Q
period 2023-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2023-05-10
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2023 was 722,125,703 shares.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023
TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Financial Condition – March 31, 2023 (unaudited) and December 31, 2022	39
	Consolidated Statements of Income and Comprehensive Income – For the three months ended March 31, 2023 , December 31, 2022 and March 31, 2022 (unaudited)	40
	Consolidated Statements of Stockholders’ Equity – For the three months ended March 31, 2023 and 2022 (unaudited)	41
	Consolidated Statements of Cash Flows – For the three months ended March 31, 2023 and 2022 (unaudited)	42
	Notes to the Consolidated Financial Statements (unaudited)
	Note 1 - Organization Basis of Presentation	44
	Note 2 - Computation of Earnings Per Common Share	45
	Note 3 - Business Combination	46
	Note 4 - Accumulated Other Comprehensive Income	49
	Note 5 - Investment Securities	50
	Note 6 - Loans and Leases	53
	Note 7 - Allowance for Credit Losses	58
	Note 8 - Leases	60
	Note 9 - Mortgage Servicing Rights	62
	Note 10 -Variable Interest Entities	64
	Note 11 - Borrowed Funds	64
	Note 12 - Pension and Other Post-Retirement Benefits	66
	Note 13 - Stock-Related Benefit Plans	66
	Note 14 - Derivative and Hedging Activities	67
	Note 15 - Intangible Assets	71
	Note 16 - Fair Value Measures	72
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	79
Item 4.	Controls and Procedures	79

PART II. – OTHER INFORMATION
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	82

SIGNATURES		84

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
ADC	Acquisition, development, and construction loan	FHLB-NY	Federal Home Loan Bank of New York
ALCO	Asset and Liability Management Committee	FOAL	Fallout-Adjusted Locks
AOCL	Accumulated other comprehensive loss	FOMC	Federal Open Market Committee
ASC	Accounting Standards Codification	FRB	Federal Reserve Board
ASU	Accounting Standards Update	FRB-NY	Federal Reserve Bank of New York
BaaS	Banking as a Service	Freddie Mac	Federal Home Loan Mortgage Corporation
BOLI	Bank-owned life insurance	FTEs	Full-time equivalent employees
BP	Basis point(s)	GAAP	U.S. generally accepted accounting principles
C&I	Commercial and industrial loan	GLBA	The Gramm Leach Bliley Act
CDs	Certificates of deposit	GNMA	Government National Mortgage Association
CECL	Current Expected Credit Loss	GSE	Government-sponsored enterprises
CFPB	Consumer Financial Protection Bureau	HPI	Housing Price Index
CMOs	Collateralized mortgage obligations	LGG	Loans with government guarantees
CMT	Constant maturity treasury rate	LHFS	Loans Held-for-Sale
CPI	Consumer Price Index	LIBOR	London Interbank Offered Rate
CPR	Constant prepayment rate	LTV	Loan-to-value ratio
CRA	Community Reinvestment Act	MBS	Mortgage-backed securities
CRE	Commercial real estate loan	MSRs	Mortgage servicing rights
DIF	Deposit Insurance Fund	NIM	Net interest margin
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NOL	Net operating loss
DSCR	Debt service coverage ratio	NPAs	Non-performing assets
EAR	Earnings at Risk	NPLs	Non-performing loans
EPS	Earnings per common share	NPV	Net Portfolio Value
ERM	Enterprise Risk Management	NYSE	New York Stock Exchange
ESOP	Employee Stock Ownership Plan	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity at Risk	OREO	Other real estate owned
Fannie Mae	Federal National Mortgage Association	PAA	Purchase accounting adjustments
FASB	Financial Accounting Standards Board	ROU	Right of use asset
FCA	the United Kingdom's Financial Conduct Authority	SBA	Small Business Administration
FDI Act	Federal Deposit Insurance Act	Signature	Signature Bridge Bank, N.A.
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
FHA	Federal Housing Administration	SOFR	Secured Overnight Financing Rate
FHFA	Federal Housing Finance Agency	TDR	Troubled debt restructurings

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•general economic conditions, including higher inflation and its impacts, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•conditions in the securities markets and real estate markets or the banking industry;
•changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
•changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;
•any uncertainty relating to the LIBOR transition process;
•changes in the quality or composition of our loan or securities portfolios;
•changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among
• others;
•heightened regulatory focus on commercial real estate loan concentrations;
•changes in competitive pressures among financial institutions or from non-financial institutions;
•changes in deposit flows and wholesale borrowing facilities;
•changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
•our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose.;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•changes in the estimated fair value of the assets that we recorded in connection with the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•the success of our previously announced investment in, and partnership with, Figure Technologies, Inc., a FinTech company focusing on payment and lending via blockchain technology;
•the ability to invest effectively in new information technology systems and platforms;
•changes in future allowance for credit losses requirements under relevant accounting and regulatory requirements;

•the ability to pay future dividends at currently expected rates;
•the ability to hire and retain key personnel;
•the ability to attract new customers and retain existing ones in the manner anticipated;
•changes in our customer base or in the financial or operating performances of our customers’ businesses;
•any interruption in customer service due to circumstances beyond our control;
•the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•the ability to keep pace with, and implement on a timely basis, technological changes;
•changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the New York Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
•changes in accounting principles, policies, practices, and guidelines;
•changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
•changes to federal, state, and local income tax laws;
•changes in our credit ratings or in our ability to access the capital markets;
•increases in our FDIC insurance premium;
•legislative and regulatory initiatives related to climate change;
•the potential impact to the Company from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
•unforeseen or catastrophic events including natural disasters, war, terrorist activities, and the emergence of a pandemic;
•the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the effects of the COVID-19, pandemic; and
•other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

In addition to the risks and challenges described above, these types of transactions involve a number of other risks and challenges, including:
•the ability to successfully integrate branches and operations and to implement appropriate internal controls and regulatory functions relating to such activities;
•the ability to limit the outflow of deposits, and to successfully retain and manage any loans;
•the ability to attract new deposits, and to generate new interest-earning assets, in geographic areas that have not been previously served;
•our ability to effectively manage liquidity, including our success in deploying any liquidity arising from a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;
•the ability to obtain cost savings and control incremental non-interest expense;
•the ability to retain and attract appropriate personnel;
•the ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations;
•the diversion of management’s attention from existing operations;
•the ability to address an increase in working capital requirements; and
•limitations on the ability to successfully reposition our post-merger balance sheet when deemed appropriate.

See Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2022 and in this Form 10-Q for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

On March 20, 2023, the Bank assumed a substantial amount of the deposits and certain identified liabilities and acquired certain assets and lines of business of Signature Bridge Bank, from the FDIC, as receiver for Signature Bridge Bank (the “Signature Transaction”), pursuant to the terms of the Purchase and Assumption Agreement - All Deposits, dated March 20, 2023, among the FDIC, as receiver of Signature Bridge Bank, the FDIC and the Bank (the “Signature Purchase Agreement”). See Note 3 “Business Combinations” to the Consolidated Financial Statements for further information regarding the Signature Transaction.

For the three months ended March 31, 2023, net income was $2.0 billion as compared to $172 million for the three months ended December 31, 2022. Net income available to common stockholders for the three months ended March 31, 2023 was also $2.0 billion, compared to $164 million for the three months ended December 31, 2022. Diluted EPS totaled $2.87 for the three months ended March 31, 2023 compared to $0.30 for the three months ended December 31, 2022.

First quarter 2023 net income and diluted EPS were impacted by a bargain purchase gain of $2.0 billion arising from the purchase and assumption of certain assets and liabilities in the Signature Bridge Bank transaction (the “Signature Transaction”). We believe the Signature Transaction strengthens our deposit base, lowers the loan-to-deposit ratio, adds liquidity and provides the opportunity to pay down wholesale funding. It also further diversifies our loan portfolio away from CRE loans and more toward commercial loans and expands our net interest margin. We believe the Signature Transaction will be accretive to both earnings per share and to tangible book value per share while maintaining strong capital ratios.

In addition to the bargain purchase gain, our first quarter 2023 results were impacted by the following items:

•Merger-related and restructuring expenses of $67 million, comprised of $40 million for the Flagstar acquisition and $27 million for the Signature Transaction;
•An initial provision for credit losses totaling $132 million for the loans acquired from Signature; and
•First full quarter of Flagstar Bank activity to our balance sheet and overall financial results.

Loan Portfolio

At March 31, 2023, total C&I loans were $23.4 billion compared to $12.3 billion at December 31, 2022. The majority of the increase is attributable to the $10 billion of C&I loans acquired in the Signature Transaction. In addition, organic C&I loan growth totaled $1.1 billion on a linked-quarter basis, largely the result of growth in specialty finance lending and the mortgage warehouse business.

The multi-family loan portfolio was $38.0 billion at March 31, 2023, down slightly compared to $38.1 billion at December 31, 2022. The slight decline during the current first quarter was due to a combination of higher interest rates and our loan diversification strategy. At March 31, 2023, multi-family loans represented 46 percent of total loans, compared to 55 percent at December 31, 2022, further reducing our concentration in this asset class.

Commercial loans (commercial real estate and acquisition, development and construction) increased $2.1 billion at March 31, 2023 to $12.7 billion compared to $10.5 billion at December 31, 2022. Of the linked-quarter increase, approximately $1.9 billion was due to the Signature Transaction and $230 million was due to organic growth.

One-to-four family residential loans totaled $5.9 billion at March 31, 2023, representing seven percent of total loans compared to $5.8 billion or eight percent of total loans at December 31, 2022. Other loans totaled $2.6 billion at March 31, 2023 compared to $2.3 billion at December 31, 2022. The other loan portfolio consists mostly of consumer loans.

Loans held-for-sale at March 31, 2023 totaled $1.3 billion, up from $1.1 billion at December 31, 2022. Loans related to the Signature Transaction added $360 million to this growth.

The loans held-for-investment acquired in the Signature transaction are as follows:

	Principal Balance	Carrying Value	Weighted Average Interest Rate	Weighted Average Maturity
C&I	$10,608	$10,131	5.76%	3.85
CRE	2,173	1,915	5.58%	6.06
Total	$12,781	$12,046	5.73%	4.23

Of the loans acquired, approximately $28 million were over 90 days past due or nonaccrual.

Deposit Base

Deposits at March 31, 2023 totaled $84.8 billion up $26.1 billion compared to $58.7 billion at December 31, 2022. The Signature Transaction, contributed $31.5 billion of deposits as of quarter-end. Our deposits remained stable except for declines of $5.4 billion due primarily to anticipated spend down in the prepaid debit card program related to the California Middle-Class Tax Relief Program, the reserve account withdrawal from Circle Internet Financial ("Circle"), and seasonality in the mortgage escrow deposits business.

Of the $5.4 billion decline described above, Banking as a Service (“BaaS”) deposits declined $3.7 billion or 32 percent to $7.8 billion at March 31, 2023 compared to $11.5 billion at December 31, 2022. The decrease is attributable to the aforementioned decline in the California Middle-Class Tax Relief Program of approximately $1.8 billion to $1.3 billion at March 31, 2023 and a $2.8 billion decline in the Circle reserve account. At March 31, 2023, the Company no longer has a deposit relationship with Circle and does not have any stablecoin or cryptocurrency-related deposits.

Our deposit base includes $29.2 billion of uninsured deposits at March 31, 2023 a net increase of $9.6 billion as compared to December 31, 2022 due to the Signature acquisition. This represents 34.4 percent of our total deposits. We also have $42 billion (or approximately 1.4 times the uninsured deposits) of total ready liquidity (cash and cash equivalents, unpledged securities, and Fed Funds and FHLB borrowing capacity) reflects a significant amount of liquid assets and sufficient sources of readily-available funds that can be accessed to meet its obligations and unanticipated needs as they arise.

Net Interest Income

For the three months ended March 31, 2023, net interest income totaled $555 million, up $176 million or 46 percent compared to the three months ended December 31, 2022. The current quarter’s results include a full-quarter’s contribution from the Flagstar acquisition along with a partial month related to the Signature Transaction, compared to only a one-month Flagstar contribution in the fourth quarter of last year.

For the three months ended March 31, 2023, the NIM was 2.60 percent up 32 basis points compared to the fourth quarter of last year. The linked-quarter improvement was due to both a higher level of average earnings assets owing to Flagstar being included for the entire quarter compared to only one month during the fourth quarter of last year, along with significantly higher yields on those assets, stemming primarily from the Flagstar acquisition. This was partially offset by a higher cost of funds and higher average interest-bearing liabilities. Average interest-earnings assets increased $19.9 billion or 30 percent to $86.7 billion, while the average yield rose 73 basis points to 4.80 percent. Average interest-bearing liabilities grew $13.8 billion or 24 percent to $70.2 billion, while the average cost of funds increased 65 basis points to 2.77 percent.

Asset Quality

Our asset quality metrics remained strong during the first quarter of 2023 with increases in NPLs and NPAs attributable to the Signature Transaction. Total NPLs at March 31, 2023 were $161 million, up $20 million or 14 percent compared to December 31, 2022. Total NPAs were $174 million at March 31, 2023, up $21 million or 14 percent compared to December 31, 2022. Repossessed assets of $13 million were relatively unchanged compared to the $12 million recorded in the prior quarter.
At March 31, 2023, NPAs to total assets equaled 14 basis points compared to 17 basis points at December 31, 2022 while NPLs to total loans equaled 20 basis points compared to 20 basis points at December 31, 2022.

Recent Events

Declaration of Dividend on Common Shares

On April 25, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share on the Company's common stock. The dividend is payable on May 18, 2023 to common stockholders of record as of May 8, 2023.

RESULTS OF OPERATIONS

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

It should be noted that the level of prepayment income on loans recorded in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on such external factors as current market conditions, including real estate values, and the perceived or actual direction of market interest rates. This impact is most prevalent in our multi-family portfolio. In addition, while a decline in market interest rates may trigger an increase in refinancing and, therefore, prepayment income, so too may an increase in market interest rates. It is not unusual for borrowers to lock in lower interest rates when they expect, or see, that market interest rates are rising rather than risk refinancing later at a still higher interest rate. The impact of prepayments on the current quarter was minimal.

Comparison to Prior Quarter

Net interest income for the three months ended March 31, 2023 was $555 million, up $176 million or 46 percent compared to the three months ended December 31, 2022. This quarter’s results include a full-quarter’s contribution from the Flagstar acquisition compared to only a one-month contribution in the fourth quarter of last year. In addition, the current quarter includes a partial-month contribution from the Signature Transaction.

•Interest income on mortgage and other loans, net, totaled $867 million, up $278 million compared to fourth quarter of last year. Interest income also increased across all other categories with securities and income on money market investments up $75 million. The income on money market investments was primarily due to the higher average balances held at the Federal Reserve.

•Interest income on mortgages and other loans, net was driven by a $14.8 billion or 26 percent increase in average loan balances to $70.8 billion. This is due to organic loan growth throughout the quarter and the December acquisition of Flagstar and the March Signature Transaction. Additionally, we had a 72 basis points increase in the average loan yield to 4.92 percent from 4.20 percent in the prior quarter due primarily to the rising interest rate environment.

•Interest income on securities was positively impacted by a 60 basis points increase in the average yield to 3.86% from 3.26% along with a $1.7 billion or 18.17 percent increase in the average securities balance to $10.9 billion.

•Interest-earning cash and cash equivalents were positively impacted by a 72 basis points increase in the average yield to 4.96 percent driven by higher short-term market rates, coupled with an increase in the average balance of $3.3 billion.

•Interest expense on average interest-bearing deposits increased $83 million to $283 million during the three months ended March 31, 2023, driven by a 47 basis point increase in the average cost of interest-bearing deposits due to rising interest rates and competition for deposits. Additionally, our average interest earning deposits grew $7.0 billion, or 16.99 percent, to $47.9 billion. The balance growth reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds increased $94 million or 92 percent to $196 million driven by a 94-basis point increase in rates in addition to a $6.8 billion or 44 percent increase in the average balance to $22.3 billion, partially due to our shift to lower cost deposits.

Comparison to Prior Year Quarter

For the three months ended March 31, 2023, net interest income totaled $555 million, up $223 million or 67 percent compared to the three months ended March 31, 2022. This quarter’s results include a full-quarter’s contribution from the Flagstar acquisition and a partial-month contribution from the Signature Transaction which were not part of the Company in the first quarter of last year.

•Interest income on mortgages and other loans, net was driven by a $25 billion or 55 percent increase in average loan balances to $70.8 billion. This is due to organic loan growth and the December acquisition of Flagstar and the March Signature Transaction. Additionally, we had a 149 basis point increase in the average loan yield to 4.92 percent in the current year quarter due primarily to the rising interest rate environment.

•Interest income on securities was positively impacted by a 174 basis point increase in the average yield to 3.86 percent from 2.12 percent along with a $4.3 billion or 66 percent increase in the average securities balance to $10.9 billion.

•Interest-earning cash and cash equivalents reflected a 475 basis point increase in the average yield to 4.96 percent driven by higher short-term market rates and an increase in the average balance of $2.3 billion.

•Interest expense on average interest-bearing deposits increased $256 million to $283 million during the three months ended March 31, 2023, driven by a 205 basis point increase in the average cost of interest-bearing deposits due to rising interest rates. Average interest earning deposits grew $16.8 billion, or 54.22 percent, to $48 billion. The balance growth primarily reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds increased $126 million or 180 percent to $196 million driven by a 184-basis point increase in rates in addition to a $5.8 billion or 34.79 percent increase in the average balance to $22.3 billion.

Net Interest Margin
The following table sets forth certain information regarding our average balance sheet for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the periods are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

	Three Months Ended,
	March 31, 2023			December 31, 2022			March 31, 2022
(dollars in millions)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$70,774	$867	4.92%	$55,957	$589	4.20%	$45,807	$393	3.43%
Securities (2) (3)	10,850	104	3.86%	9,182	75	3.26%	6,538	34	2.12%
Reverse repurchase agreements	785	11	5.53%	676	8	4.78%	292	1	1.12%
Interest-earning cash and cash equivalents	4,257	52	4.96%	980	9	4.24%	1,924	1	0.21%
Total interest-earning assets	$86,666	$1,034	4.80%	$66,795	$681	4.07%	$54,561	$429	3.15%
Non-interest-earning assets	7,864			5,537			5,333
Total assets	$94,530			$72,332			$59,894
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$23,098	$157	2.76%	$20,864	$122	2.31%	$13,784	$8	0.24%
Savings accounts	11,093	39	1.44%	9,605	27	1.10%	9,208	8	0.35%
Certificates of deposit	13,712	87	2.57%	10,478	51	1.94%	8,070	11	0.53%
Total interest-bearing deposits	$47,903	$283	2.40%	$40,947	$200	1.93%	$31,062	$27	0.35%
Short term borrowed funds	9,036	103	4.61%	3,842	39	4.07%	3,212	3	0.39%
Other borrowed funds	13,290	93	2.85%	11,683	63	2.16%	13,351	67	2.04%
Total Borrowed funds	$22,326	$196	3.56%	$15,525	$102	2.62%	$16,563	$70	1.72%
Total interest-bearing liabilities	$70,229	$479	2.77%	$56,472	$302	2.12%	$47,625	$97	0.82%
Non-interest-bearing deposits	13,189			7,474			4,397
Other liabilities	1,939			897			826
Total liabilities	$85,357			$64,843			$52,848
Stockholders’ equity	9,173			7,489			7,046
Total liabilities and stockholders’ equity	$94,530			$72,332			$59,894
Net interest income/interest rate spread		$555	2.03%		$379	1.95%		$332	2.33%
Net interest margin			2.60%			2.28%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities			1.23%			1.18			1.15%
(1)Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and includes loans held for sale and non-performing loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

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

	Three Months Ended,			Three Months Ended,
	March 31, 2023 compared to December 31, 2022 Increase/(Decrease) Due to:			March 31, 2023 compared to March 31, 2022 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$96	$182	$278	$167	$307	$474
Securities	13	16	29	28	42	70
Reverse repurchase agreements	1	2	3	3	7	10
Interest Earning Cash & Cash Equivalent	2	41	43	22	29	51
Total interest-earnings assets	$112	$241	$353	$220	$385	$605
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$20	$15	$35	$85	$64	$149
Savings accounts	7	5	12	24	7	31
Certificates of deposit	15	21	36	40	36	76
Short Term Borrowed Funds	4	60	64	65	35	100
Other Borrowed Funds	11	19	30	27	(1)	26
Total interest-bearing liabilities	57	120	177	241	141	382
Change in net interest income	$55	$121	$176	$(21)	$244	$223

Comparison to Prior Quarter

The Company's net interest margin for the three months ended March 31, 2023, was 2.60 percent up 32 basis points compared to the three months ended December 31, 2022. The increase was driven by both a higher level of average earnings assets due to Flagstar being included for the entire quarter compared to only one month during the fourth quarter of last year, along with significantly higher yields on those assets. This was partially offset by a higher cost of funds and higher average interest-bearing liabilities.

Average interest-earning assets increased $19.9 billion or 30 percent to $86.7 billion, while the average yield rose 73 basis points to 4.80 percent. Average interest-bearing liabilities grew $13.8 billion or 24 percent to $70.2 billion, while the average cost of funds increased 65 basis points to 2.77 percent.

Comparison to Prior Year Quarter

The Company's net interest margin for the three months ended March 31, 2023, was 2.60 percent compared to 2.43 percent for the three months ended March 31, 2022. The increase was driven by both a higher level of average earnings assets due to Flagstar being included for the first quarter of 2023, along with significantly higher yields on those assets, stemming primarily from the Flagstar acquisition. This was partially offset by a higher cost of funds and higher average interest-bearing liabilities.

Average interest-earnings assets increased $32.1 billion or 59 percent to $86.7 billion, while the average yield increased 165 basis points to 4.80 percent. Average interest-bearing liabilities increased $22.6 billion or 47 percent to $70.2 billion, while the average cost of funds increased 195 basis points to 2.77 percent.

Provision (Benefit) for Credit Losses

Comparison to Prior Quarter

The three months ended March 31, 2023, provision for credit losses totaled $170 million compared to a $124 million provision for the three months ended December 31, 2022. The first quarter provision for credit losses included a $132 million initial provision for credit losses related to the initial ACL measurement of non-PCD acquired loans from the Signature Transaction compared to $117 million during the fourth quarter of last year related to the Flagstar acquisition. The first quarter 2023, also includes a $20 million provision for losses on Signature debt securities held by the Company and $18 million primarily related to higher loan volume.

Comparison to Prior Year Quarter

The three months ended March 31, 2023 provision for credit losses was $170 million compared to a $2 million benefit for credit losses for the three months ended March 31, 2022.

For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, please refer to Critical Accounting Policies in our Form 10-K for the year ended December 31, 2022, which is available on our website, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; net return on our MSR asset; net gain on loan sales; and “other” sources, including the revenues produced through the sale of third-party investment products and loan subservicing.

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Bargain purchase gain	$2,001	$159	$—
Fee income	27	10	6
Net return on mortgage servicing rights	22	6	—
Gain on loan sales	20	5	—
Other	11	7	2
BOLI income	10	8	7
Loan administration income	7	3	—
Net (loss) gain on securities	—	—	(1)
Total non-interest income	$2,098	$198	$14

Comparison to Prior Quarter

For the three months ended March 31, 2023, non-interest income totaled $2.1 billion, which includes a bargain purchase gain of $2.0 billion related to the Signature Transaction, as compared $159 million bargain purchase gain recognized in the fourth quarter of 2022 in connection with the Flagstar acquisition.

First quarter 2023 non-interest income includes a gain on loan sales of $20 million compared to $5 million during the fourth quarter of last year, with a gain on sale margin of 76 basis points compared to 56 basis points last quarter. The net return on mortgage servicing rights was $22 million or 8.5% for the first quarter compared to $6 million or 6.80% for the fourth quarter of last year. Net loan administration income totaled $7 million for the three months ended March 31, 2023 compared to $3 million for the three months ended December 31, 2022.

Comparison to Prior Year Quarter

Noninterest income increased $2.1 billion for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the bargain purchase gain of $2.0 billion related to the Signature Transaction. Increases in non-interest income were driven by the inclusion of a full-quarter’s contribution from the Flagstar acquisition including a $21 million increase in fee income, net return on mortgage servicing rights of $22 million, and gain on loan sales of $20 million..

Non-Interest Expense

Comparison to Prior Quarter

For the three months ended March 31, 2023, non-interest expenses totaled $476 million, up $207 million for the quarter ended December 31, 2022. Total operating expenses for the three months ended March 31, 2023 were $392 million, up $188 million compared to $204 million for the three months ended December 31, 2022. For both items, first-quarter 2023 includes a full quarter of Flagstar expenses compared to only one month during fourth-quarter 2022.

Comparison to Prior Year Quarter

Noninterest expense increased $335 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Excluding merger-related and restructuring expenses and intangible amortization expense, total operating expenses for the three months ended March 31, 2023 were up $258 million compared to the three months ended March 31, 2023. Both increases were primarily due the inclusion of Flagstar activity.

Income Tax Expense

Comparison to Prior Quarter

For the three months ended March 31, 2023, the provision for income taxes was $1 million compared $12 million for the three months ended December 31, 2022. Income tax expense for both the current quarter and the fourth quarter of last year was impacted the Signature Transaction and Flagstar acquisition, respectively.

Comparison to Prior Year Quarter

For the three months ended March 31, 2023, the provision for income taxes was $1 million, compared to $52 million for the three months ended March 31, 2022. Income tax expense for the current quarter was impacted by the Signature Transaction.

FINANCIAL CONDITION

Balance Sheet Summary

At March 31, 2023 total assets were $123.7 billion compared to $90.1 billion at December 31, 2022 and $61.0 billion at March 31, 2022. The linked-quarter increase was primarily driven by the Signature Transaction and organic loan growth. The year-over-year increase was due to three factors: organic loan growth, the Flagstar acquisition which closed December 1, 2022, and the Signature Transaction, which closed on March 20, 2023.

The Company acquired approximately $25 billion of cash, approximately $12 billion, of loans, net of purchase accounting adjustments ("PAA"), $34 billion of deposits, net of PAA, and $3 billion of other liabilities related to the Signature Transaction.

Total loans and leases held for investment were $82.5 billion at March 31, 2023 compared to $69.0 billion at December 31, 2022 and $46.8 billion at March 31, 2022. The increase was driven by the aforementioned loans acquired from the Signature Transaction and $1.5 billion of organic loan growth.

The securities portfolio totaled $7.6 billion at March 31, 2023, compared to $9.1 billion at December 31, 2022 and $5.6 billion at March 31, 2022. During the month of March 2023, the Company sold approximately $1.2 billion of mostly U.S. Treasuries and reinvested the proceeds into cash. As of March 31, 2023, the Company has no held-to-maturity securities portfolio and all of the Company’s securities were designated as “Available-for-Sale”, unchanged from December 31, 2022.

Total deposits at March 31, 2023 were $84.8 billion compared to $58.7 billion at December 31, 2022 and $38.0 billion at March 31, 2022. The sequential quarter increase was driven by the deposits acquired from the Signature Transaction and the annual increase includes the Flagstar acquisition and Signature Transaction.

Wholesale borrowings at March 31, 2023 were $20.4 billion compared to $20.3 billion at December 31, 2022 and $14.7 billion at March 31, 2022.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	March 31, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$38,004	46.0%	$38,130	55.3%
Commercial real estate	10,464	12.7%	8,526	12.4%
One-to-four family first mortgage	5,934	7.2%	5,821	8.4%
Acquisition, development, and construction	2,203	2.7%	1,996	2.9%
Total mortgage loans	$56,605	68.6%	$54,473	78.9%
Other Loans:
Commercial and industrial	$23,357	28.3%	$12,276	17.8%
Other loans	2,585	3.1%	2,252	3.3%
Total other loans held for investment	$25,942	31.4%	$14,528	21.1%
Total loans and leases held for investment	$82,547	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(550)		(393)
Total loans and leases held for investment, net	$81,997		$68,608
Loans held for sale, at fair value	1,305		1,115
Total loans and leases, net	$83,302		$69,723

The following table summarizes our production of loans held for investment:

	Three Months Ended,
	March 31, 2023		December 31, 2022		March 31, 2022
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$340	10.4%	$1,322	29.4%	$2,410	68.2%
Commercial real estate	309	9.4%	348	7.7%	281	7.9%
One-to-four family first mortgage	274	8.4%	171	3.8%	62	1.8%
Acquisition, development, and construction	185	5.6%	67	1.5%	40	1.1%
Total mortgage loans originated for investment	$1,108	33.8%	$1,908	42.4%	$2,793	79.0%
Other Loans Originated for Investment:
Specialty finance	$1,335	40.7%	$1,926	42.8%	$638	18.0%
Commercial and industrial	497	15.2%	583	13.0%	102	2.9%
Other	338	10.3%	78	1.7%	2	0.1%
Total other loans originated for investment	$2,170	66.2%	$2,587	57.6%	$742	21.0%
Total loans originated for investment	$3,278	100.0%	$4,495	100.0%	$3,535	100.0%

Multi-Family Loans

The multi-family loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents.

The multi-family loan portfolio was $38.0 billion at March 31, 2023, down slightly compared to $38.1 billion at December 31, 2022. The slight decline during the current first quarter was due to a combination of higher interest rates and our loan diversification strategy.

The majority of our multi-family loans were secured by rental apartment buildings.

At March 31, 2023, $22 billion or 58 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the NYS rent regulated multi-family portfolio was 57.1 percent as of March 31, 2023, compared to a weighted average LTV of 60.5 percent for the multi-family loan portfolio at December 31, 2022.

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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At March 31, 2023
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$7,243	19%
Brooklyn	6,343	17%
Bronx	3,669	10%
Queens	2,882	8%
Staten Island	135	—%
Total New York City	$20,272	54%
New Jersey	5,094	13%
Long Island	561	1%
Total Metro New York	$25,927	68%
Other New York State	1,205	3%
Pennsylvania	3,763	10%
Florida	1,689	4%
Ohio	982	3%
Arizona	437	1%
All other states	4,001	11%
Total	$38,004	100%

Commercial Real Estate

At March 31, 2023, CRE loans represented $10.5 billion, or 12.7 percent, of total loans held for investment, reflecting a $2.1 billion increase when compared to $10.5 billion at December 31, 2022. Approximately $1.9 billion was due to the Signature Transaction and $230 million was due to organic growth.

CRE loans represented $309 million, or 9.43 percent, of the loans we originated in the first quarter 2023, as compared to $348 million, or 7.74 percent for the three months ended December 31, 2022.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2023, the largest concentration of CRE loans were secured by properties in the metro New York City area, refer to the Geographical Analysis table included below for additional details.

Approximately $3.4 billion of the CRE portfolio are office properties with an average balance of approximately $14.8 million and located primarily in the New York metro area. There are no delinquencies or non-performing loans with respect to this portfolio as of March 31, 2023.

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

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At March 31, 2023
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$5,837	56%
Michigan	1,102	11%
New Jersey	605	6%
Pennsylvania	353	3%
Florida	263	3%
Ohio	139	1%
Arizona	75	1%
All other states	2,090	20%
Total	$10,464	101%

Acquisition, Development, and Construction Loans

At March 31, 2023, our ADC loans represented $2.2 billion or 2.7%, of total loans held for investment, reflecting an increase $207 million of compared to December 31, 2022.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2023 and March 31, 2022, we did not have any ADC loan losses that were recovered through a guarantee. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

C&I Loans

At March 31, 2023 C&I loans totaled $23.4 billion or 28.3 percent of total loans held-for-investment. Included in this portfolio is $5.4 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have $5.4 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.6 billion at our discretion.

The interest rates on our C&I loans can be fixed or floating, with floating-rate loans being tied to SOFR, prime or some other market index, plus an applicable spread. Our floating-rate loans may or may not feature a floor rate of interest. The decision to require a floor on C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

At March 31, 2023, specialty finance loans and leases totaled $4.8 billion or 6 percent of total loans held for investment, up $428 million or 10 percent compared to December 31, 2022.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of March 31, 2023, 80 percent of specialty finance loan commitments are structured as floating rate obligations which will benefit in a rising rate environment. All floating rate obligations are being transitioned from LIBOR to an appropriate LIBOR replacement index in accordance with the regulatory guidance provided around LIBOR cessation.

In the first quarter of 2023, the Company originated $1.3 billion of specialty finance loans and leases, representing 41 percent of total originations compared to $638 million for the same period in 2022, representing 18 percent of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

One-to-Four Family Loans

At March 31, 2023, one-to-four family loans represented $5.9 billion, including $1.1 billion of LGG or 8 percent, of total loans held for investment. As of March 31, 2023, the repurchase liability on LGG loans was $0.3 billion. As of December 31, 2022 total one-to-four family loans totaled $5.8 billion, with the increase being driven by the Flagstar acquisition. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2023, non-government guaranteed loans in this portfolio had an average current FICO score of 741 and an average LTV of 54 percent.

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

Other Loans

At March 31, 2023, other loans totaled $2.6 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans.

Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of March 31, 2023, loans in this portfolio had an average current FICO score of 751.

As of March 31, 2023, loans in our indirect portfolio had an average current FICO score of 747. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

Loans held-for-sale at March 31, 2023 totaled $1.3 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction added $360 million Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

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

At March 31, 2023 and December 31, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Asset Quality

All asset quality information excludes LGG that are insured by U.S government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	March 31, 2023	December 31, 2022	March 31, 2022
Non-performing loans to total loans	0.20%	0.20%	0.13%
Non-performing assets to total assets	0.14	0.17	0.11
Allowance for losses on loans to non-performing loans	340.75	278.98	313.18
Allowance for losses on loans to total loans held for investment	0.67	0.57	0.42

Delinquent and non-performing loans held for investment and Repossessed Assets

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

				March 31, 2023
				compared to
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Loans 30 to 89 Days Past Due:
Multi-family	$72	$34	$23	112%	213%
Commercial real estate	15	2	4	650%	275%
One-to-four family first mortgage	20	21	7	(5)%	186%
Commercial and industrial	57	—	—	NM	NM
Other loans	11	13	—	(15)%	NM
Total loans 30-89 days past due	$175	$70	$34	150%	415%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2023, our non-performing loans consisted of $13 million of loans 90 days or more past due and still accruing and $148 million were non-accrual loans. At December 31, 2022, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

The following table presents our non-performing loans by loan type and the changes in the respective balances:

				March 31, 2023
				compared to
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$13	$13	$22	—%	(41)%
Commercial real estate	21	20	35	5%	(40)%
One-to-four family first mortgage	84	92	—	(9)%	NM
Total non-accrual mortgage loans	$118	$125	$57	(6)%	NM
Other non-accrual loans(1)	30	16	6	88%	NM
Total non-accrual loans	$148	$141	$63	5%	NM
Loans 90 days or more past due and still accruing (2)	13	$—	$—	NM	NM
Total non-performing loans	$161	$141	$63	14%	NM
Repossessed assets	13	12	7	8%	86%
Total non-performing assets	$174	$153	$70	14%	NM
(1)Includes Commercial and Industrial, Home Equity, Consumer and other loans.
(2)Commercial real estate loans.

The following table sets forth the changes in non-accrual loans over the three months ended March 31, 2023:

(in millions)
Balance at December 31, 2022	$141
New non-accrual	17
Non-accrual acquired from acquisition	13
Charge-offs	(2)
Transferred to repossessed assets	(1)
Loan payoffs, including dispositions and principal pay-downs	(2)
Restored to performing status	(18)
Balance at March 31, 2023	$148

At March 31, 2023 total non-accrual mortgage loans decreased $7 million to $118 million, while other non-accrual loans increased $14 million to $30 million compared December 31, 2022. Included in the March 31, 2023 amount were non-accrual loans of $13 million acquired in the Signature Transaction.

At March 31, 2023, NPAs to total assets equaled 14 basis points compared to 17 basis points at December 31, 2022 while NPLs to total loans equaled 20 basis points compared to 20 basis points at December 31, 2022.

Total NPLs at March 31, 2023 were $161 million, up $20 million or 14 percent compared to December 31, 2022, including $13 million of loans 90 days or greater past due and still accruing acquired in the Signature Transaction. Total NPAs were $174 million at March 31, 2023, up $21 million or 14 percent compared to December 31, 2022. Repossessed assets of $13 million were relatively unchanged compared to the $12 million recorded in the prior quarter.
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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120 percent for multi-family loans and 130 percent for CRE loans. Although we typically lend up to 75 percent of the appraised value on multi-family buildings and up to 65 percent on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2023. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of net charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. For the three months ended March 31, 2023, our net charge-offs were zero as compared to net charge-offs of $2 million over the same period in 2022.

The allowance for credit losses increased $157 million, equaling $550 million at March 31, 2023 from $393 million at December 31, 2022. The majority of the increase was related to the initial provision for credit losses of $132 million for the acquired loans in the Signature Transaction and an $18 million provision for loan losses primarily related to higher loan volume. The allowance for credit losses on loans and leases represented 341 percent of non-performing loans at March 31, 2023, as compared to 279 percent at the prior year-end.

Based upon all relevant and available information at March 31, 2023, management believes that the allowance for losses on loans was appropriate at that date.

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Three Months Ended,
(dollars in millions)	March 31, 2023	March 31, 2022
Multi-family
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$37,906	$34,799
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Commercial real estate
Net charge-offs (recoveries) during the period	$—	$4
Average amount outstanding	$8,450	$6,670
Net charge-offs (recoveries) as a percentage of average loans	—%	0.06%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$2	$—
Average amount outstanding	$5,895	$152
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$2,110	$224
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Other Loans
Net charge-offs (recoveries) during the period	$(2)	$(2)
Average amount outstanding	$16,412	$3,962
Net charge-offs (recoveries) as a percentage of average loans	(0.01)%	(0.05)%

Total loans
Net charge-offs (recoveries) during the period	$—	$2
Average amount outstanding	$70,774	$45,807
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Securities

Total securities were $7.6 billion, or 6 percent, of total assets at March 31, 2023, compared to $9.1 billion, or 10 percent of total assets at December 31, 2022. At March 31, 2023 and December 31, 2022, all of our securities were designated as “Available-for-Sale”. At March 31, 2023, 15 percent of our portfolio are floating rate securities.

As of March 31, 2023, the net unrealized loss on securities available for sale was $566 million as compared to $626 million at December 31, 2022.

At March 31, 2023, available-for-sale securities had an estimated weighted average life of seven years. Included in the quarter-end amount were mortgage-related securities of $4.7 billion and other debt securities of $2.9 billion.

At the prior year-end, available-for-sale securities were $9.1 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $4.8 billion of the year-end balance, with other debt securities accounting for the remaining $4.3 billion.

During the three months ended March 31, 2023, the Company recorded a $20 million provision for credit losses, and subsequent charge-off, on a Signature Bank related bond holding.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at March 31, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	2.74%	3.35%	—%	4.53%
Due from one to five years	3.34	4.29	—	5.93
Due from five to ten years	2.93	1.55	3.73	4.86
Due after ten years	3.60	2.20	—	5.51
Total debt securities available for sale	3.54	2.12	3.73	5.41
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At March 31, 2023, the Company had $827 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at March 31, 2023, the Company had Federal Reserve Bank stock, at cost, of $200 million and $176 million at March 31, 2023 and December 31, 2022, respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $3 million to $1.6 billion at March 31, 2023 compared to $1.6 billion at December 31, 2022.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. As of March 31, 2023 and December 31, 2022 goodwill was $2.4 billion.

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

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $11.0 billion of our deposits at the end of this March, compared to $5.1 billion at December 31, 2022. Brokered money market accounts represented $2.5 billion of total brokered deposits at March 31, 2023 and $2.8 billion at December 31, 2022; brokered interest-bearing checking accounts represented $1.2 billion and $1.0 billion, respectively. At March 31, 2023, we had $7.3billion of brokered CDs, compared to $1.3 billion at December 31, 2022.

Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At March 31, 2023 our deposit base includes $29.2 billion of uninsured deposits a net increase of $9.6 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 34 percent of our total deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	March 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$5,144
Time deposits otherwise uninsured with a maturity of:
3 months or less	1,397
Over 3 months through 6 months	1,100
Over 6 months through 12 months	1,493
Over 12 months	1,154
Total time deposits otherwise uninsured	$5,144

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings (FHLB-NY and FHLB-Indianapolis advances) and, to a lesser extent, junior subordinated debentures and subordinated notes. At March 31, 2023, total borrowed funds increased $28 million to $21 billion compared to the balance at December 31, 2022.

Wholesale Borrowings

Wholesale borrowings at March 31, 2023 were $20.4 billion compared to $20.3 billion at December 31, 2022.

FHLB-NY and FHLB-Indianapolis advances accounted for $20.4 billion and $20.3 billion at March 31, 2023 and December 31, 2022, respectively. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY, FHLB-Indianapolis advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. At March 31, 2023 and December 31, 2022, $5.4 billion and $6.8 billion of our wholesale borrowings had callable features, respectively.

We had no federal funds outstanding at March 31, 2023 and December 31, 2022, respectively.

Junior Subordinated Debentures

Junior subordinated debentures totaled $576 million at March 31, 2023 compared to $575 million at December 31, 2022.

Subordinated Notes

At March 31, 2023, the balance of subordinated notes was $434 million, including $135 million assumed from the Flagstar acquisition.

See Note 11, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $22.3 billion and $2.0 billion, at March 31, 2023 and December 31, 2022, respectively.

Cash and cash equivalents were $22.3 billion and $2.0 billion at March 31, 2023 and December 31, 2022, respectively. The $20.3 billion increase in cash and cash equivalents is primarily due to an increase in interest-bearing deposits at the Federal Reserve Bank to enhance and support short-term liquidity.

Our $42 billion of total ready liquidity (cash and cash equivalents, unpledged securities, and Fed Funds and FHLB borrowing capacity) reflects a significant amount of liquid assets and sufficient sources of readily-available funds that can be accessed to meet its obligations and unanticipated needs as they arise.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including wholesale borrowings and brokered deposits. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At March 31, 2023 our available borrowing capacity with the FHLB-NY was $10.3 billion. In addition, the Bank had available-for-sale securities of $7.6 billion, of which, $6.8 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing our liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds we may borrow. The maximum amount the Bank could borrow from the FRB-NY was $1.0 billion. There were no borrowings against these lines of credit at March 31, 2023.

CDs due to mature or reprice in one year or less from March 31, 2023 totaled $16.9 billion, representing 87 percent of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.
Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2023 the Parent Company held cash and cash equivalents of $151 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the OCC for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In 2023, dividends of $140 million were paid by the Bank to the Parent Company. At March 31, 2023, the Bank could have paid additional dividends of $2.3 billion to the Parent Company without regulatory approval.

At March 31, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At March 31, 2023, we had CDs of $19.4 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $10.4 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $119 million at March 31, 2023.

At March 31, 2023, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit. These commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes the Company’s commitments to originate loans and letters of credit:

(in millions)	March 31, 2023	December 31, 2022
Multi-family and commercial real estate	$93	$216
One-to-four family including interest rate locks	1,977	2,066
Acquisition, development, and construction	3,814	3,539
Warehouse loan commitments	7,168	8,042
Other loan commitments	10,822	7,964
Total loan commitments	$23,874	$21,827
Commercial, performance stand-by, and financial stand-by letters of credit	1,038	541
Total commitments	$24,912	$22,368

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

Based upon our current liquidity position, and ready liquidity of $42 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the three months ended March 31, 2023, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At March 31, 2023, we had no commitments to purchase securities.

Regulatory Capital

The Bank is subject to regulation, examination, and supervision by the OCC and the Federal Reserve (the “Regulators”). The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At March 31, 2023, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
March 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,969	9.28%	$8,472	9.86%	$9,943	11.57%	$8,472	9.18%
Minimum for capital adequacy purposes	3,866	4.50	5,154	6.00	6,873	8.00	3,691	4.00
Excess	$4,103	4.78%	$3,318	3.86%	$3,070	3.57%	$4,781	5.18%
December 31, 2022
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
March 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,288	10.82%	$9,288	10.82%	$9,769	11.38%	$9,288	10.08%
Minimum for capital adequacy purposes	3,863	4.50	5,150	6.00	6,867	8.00	3,688	4.00
Excess	$5,425	6.32%	$4,138	4.82%	$2,902	3.38%	$5,600	6.08%
December 31, 2022
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

At March 31, 2023, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 357 basis points and the fully phased-in capital conservation buffer by 107 basis points.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

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

1.Tangible common stockholders’ equity is an important indication of the Company’s ability to grow organically and through business combinations, as well as its ability to pay dividends and to engage in various capital management strategies.
2.Tangible book value per common share and the ratio of tangible common stockholders’ equity to tangible assets are among the capital measures considered by current and prospective investors, both independent of, and in comparison with, the Company’s peers.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Three months ended
(dollars in millions)	March 31, 2023	March 31, 2022
Stockholders’ Equity	$10,782	$6,909
Less: Goodwill and other intangible assets	(3,160)	(2,426)
Preferred stock	(503)	(503)
Tangible common stockholders’ equity	$7,119	$3,980

Total Assets	$123,706	$61,005
Less: Goodwill and other intangible assets	(3,160)	(2,426)
Tangible assets	$120,546	$58,579

Common stockholders’ equity to total assets	8.31%	10.50%
Tangible common stockholders’ equity to tangible assets	5.91%	6.79%
Book value per common share	$14.23	$13.72
Tangible book value per common share	$9.86	$8.52

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

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have $42 billion of total ready liquidity (cash and cash equivalents, unpledged securities, and Fed Funds and FHLB borrowing capacity), which all together exceed our level of uninsured deposits. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At March 31, 2023 our deposit base includes $29.2 billion of uninsured deposits a net increase of $9.6 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 34 percent of our total deposits.

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

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan and MBS prepayment rates, current market value spreads, and deposit decay rates and betas.

Based on the information and assumptions in effect at March 31, 2023, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 over one year	(8.82)%
-100 over one year	(3.09)%
+100 over one year	2.59%
+200 over one year	4.65%

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

Interest Rate Risk is also monitored through the use of a model that generates Net Interest Income (NII) simulations over a range of interest rate scenarios. Modeling changes in NII requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NII analysis presented below assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at March 31, 2023, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 over one year	(12.5)%
-100 over one year	(6.1)%
+100 over one year	4.9%
+200 over one year	10.3%

(1)In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged.

The net changes in NII presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.

Future changes in our mix of assets and liabilities may result in greater changes to our EVE, and/or NII simulations.

In the event that our EVE and net interest income sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

•Our ALCO Committee would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing other balance sheet management activities including the potential use of derivatives to reduce the risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

•Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;

•Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;

•Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or

•Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2023, our analysis indicated that a further inversion of the yield curve would be expected to result in a 5.26 percent decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.51 percent increase in net interest income.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ACL, (b) fair value measurements and (c) the acquisition method of accounting. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition.

For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2022, which is available on our website, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Signature Transaction - Certain Financial Information

In accordance with the guidance provided in Staff Accounting Bulletin Topic 1:K, “Financial Statements of Acquired Troubled Financial Institutions” (“SAB 1:K”), and a pending request for relief submitted by the Company to the Securities and Exchange Commission in accordance therewith, the Company has omitted certain financial information on the Signature Transaction required by Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X. SAB 1:K provides relief from the requirements of Rule 3-05 and Article 11 of Regulation S-X under certain circumstances, including a transaction such as the Signature Transaction, in which the registrant engages in an acquisition of a troubled financial institution for which historical financial statements are not reasonably available or relevant and in which federal assistance is an essential and significant part of the transaction.

Reportable Segment and Reporting Units

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment. Following the acquisition of Flagstar Bank, N.A. and closing the Signature Transaction, we are currently in the process of reassessing our reportable segments and reporting units, which may result in a change to either or both in future reporting periods.

ITEM 1.	FINANCIAL STATEMENTS

New York Community Bancorp, Inc.
Consolidated Statements of Condition

	March 31, 2023	December 31, 2022
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$22,250	$2,032
Securities:
Debt Securities available-for-sale $825 and $434 pledged at March 31, 2023 and December 31, 2022, respectively)	7,599	9,060
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	7,613	9,074
Loans held for sale, at fair value	1,305	1,115
Loans and leases held for investment, net of deferred loan fees and costs	82,547	69,001
Less: Allowance for credit losses on loans and leases	(550)	(393)
Total loans and leases held for investment, net	81,997	68,608
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,356	1,267
Premises and equipment, net	628	491
Core deposit and other intangibles	734	287
Goodwill	2,426	2,426
Mortgage servicing rights	1,034	1,033
Bank-owned life insurance	1,564	1,561
Other assets	2,799	2,250
Total assets	$123,706	$90,144
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$32,146	$22,511
Savings accounts	10,302	11,645
Certificates of deposit	19,355	12,510
Non-interest-bearing accounts	22,997	12,055
Total deposits	84,800	58,721
Borrowed funds:
Federal Home Loan Bank advances	20,350	20,325
Junior subordinated debentures	576	575
Subordinated notes	434	432
Total borrowed funds	21,360	21,332
Other liabilities	6,764	1,267
Total liabilities	112,924	81,320
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 744,461,392 and 705,429,386 shares issued; and 722,150,297 and 681,217,334 shares outstanding, respectively)	7	7
Paid-in capital in excess of par	8,197	8,130
Retained earnings	2,923	1,041
Treasury stock, at cost ($22,311,095 and 24,212,052 shares, respectively)	(219)	(237)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $219 and $240, respectively	(566)	(626)
Net unrealized loss on pension and post-retirement obligations, net of tax of $17 and $18, respectively	(44)	(46)
Net unrealized (loss) gain on cash flow hedges, net of tax of $5 and $(20), respectively	(19)	52
Total accumulated other comprehensive loss, net of tax	(629)	(620)
Total stockholders’ equity	10,782	8,824
Total liabilities and stockholders’ equity	$123,706	$90,144

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income

	Three Months Ended,
(in millions, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
INTEREST INCOME:
Loans and leases	$867	$589	$393
Securities and money market investments	$167	92	36
Total interest income	1,034	681	429
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	157	122	8
Savings accounts	39	27	8
Certificates of deposit	87	51	11
Borrowed funds	196	102	70
Total interest expense	479	302	97
Net interest income	555	379	332
Provision for (recovery of) credit losses	170	124	(2)
Net interest income after provision for credit loan losses	385	255	334
NON-INTEREST INCOME:
Bargain purchase gain	2,001	159	—
Fee income	27	10	6
Net return on mortgage servicing rights	22	6	—
Net gain on loan sales	20	5	—
Other	11	7	2
Bank-owned life insurance	10	8	7
Loan administration income	7	3	—
Net loss on securities	—	—	(1)
Total non-interest income	2,098	198	14
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	219	116	80
Occupancy and equipment	37	25	23
General and administrative	136	63	31
Total operating expense	392	204	134
Intangible asset amortization	17	5	—
Merger-related expenses	67	60	7
Total non-interest expense	476	269	141
Income before income taxes	2,007	184	207
Income tax expense	1	12	52
Net income	$2,006	$172	$155
Preferred stock dividends	8	8	8
Net income available to common stockholders	$1,998	$164	$147
Basic earnings per common share	$2.88	$0.30	$0.31
Diluted earnings per common share	$2.87	$0.30	$0.31
Net income	$2,006	$172	$155
Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on securities available for sale, net of tax of $(21); $6; and $82;, respectively	60	(14)	(215)
Change in pension and post-retirement obligations, net of tax of $0; $6; and $0;, respectively	1	(18)	—
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $23; $(6); and $(4);, respectively	(67)	18	12
Reclassification adjustment for defined benefit pension plan, net of tax of $(1); $0; and $0;, respectively	1	2	—
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $2; $2; and $(2);, respectively	(4)	(6)	4
Total other comprehensive (loss) income, net of tax	(9)	(18)	(199)
Total comprehensive income (loss), net of tax	$1,997	$154	$(44)
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended March 31, 2023
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824
Issuance and exercise of FDIC Equity appreciation instrument	39,032,006	—	—	85	—	—	—	85
Shares issued for restricted stock, net of forfeitures	2,877,411	—	—	(27)	—	27	—	—
Compensation expense related to restricted stock awards		—	—	9	—	—	—	9
Net income		—	—	—	2,006	—	—	2,006
Dividends paid on common stock ($0.17)		—	—	—	(116)	—	—	(116)
Dividends paid on preferred stock ($15.94)		—	—	—	(8)	—	—	(8)
Purchase of common stock	(976,454)	—	—	—	—	(9)	—	(9)
Other comprehensive loss, net of tax		—	—	—	—	—	(9)	(9)
Balance at March 31, 2023	722,150,297	$503	$7	$8,197	$2,923	$(219)	$(629)	$10,782

Three Months Ended March 31, 2022
Balance at March 31, 2023	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,910,435	—	—	(26)	—	26	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	155	—	—	155
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(901,934)	—	—	—	—	(11)	—	(11)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(199)	(199)
Balance at March 31, 2022	467,024,144	$503	$5	$6,107	$809	$(231)	$(284)	$6,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,006	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	170	(2)
Amortization of core deposit intangible	17	—
Depreciation	8	5
Amortization of discounts and premiums, net	(36)	(1)
Net (gain) loss on sales of loans	(20)	—
Gain on business acquisition	(2,001)	—
Stock-based compensation	9	7
Deferred tax expense	11	(8)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	112	—
(Decrease) increase in other liabilities	2,697	29
Purchases of securities held for trading	(10)	(35)
Proceeds from sales of securities held for trading	10	35
Change in loans held for sale, net	62	—
Net cash provided by operating activities	3,035	185
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	664	163
Proceeds from sales of securities available for sale	1,233	—
Purchase of securities available for sale	(443)	(269)
Redemption of Federal Home Loan Bank stock	744	107
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(833)	(52)
Proceeds from bank-owned life insurance, net	9	5
Purchases of loans	—	(61)
Other changes in loans, net	(1,301)	(960)
(Purchases) dispositions of premises and equipment, net	(11)	(1)
Cash acquired in business acquisition	25,043	—
Net cash used in investing activities	25,105	(1,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,496)	2,895
Net increase (decrease) in short-term borrowed funds	2,400	(1,150)
Proceeds from long-term borrowed funds	—	1,000
Repayments of long-term borrowed funds	(2,375)	(1,075)
Net receipt of payments of loans serviced for others	(189)	—
Cash dividends paid on common stock	(8)	(79)
Cash dividends paid on preferred stock	(116)	(8)
Treasury stock repurchased	(9)	—
Payments relating to treasury shares received for restricted stock award tax payments	—	(11)
Net cash (used in) provided by financing activities	(7,793)	1,572
Net increase in cash, cash equivalents, and restricted cash (1)	20,347	689
Cash, cash equivalents, and restricted cash at beginning of year (1)	2,082	2,211
Cash, cash equivalents, and restricted cash at end of year (1)	$22,429	$2,900
Supplemental information:
Cash paid for interest	$489	$110
Cash paid for income taxes	13	—
Non-cash investing and financing activities:

Transfers to repossessed assets from loans	$1	$—
Securitization of residential mortgage loans to mortgage-backed securities available for sale	—	61
Shares issued for restricted stock awards	27	26
Business Combination:
Fair value of tangible assets acquired	38,172	—
Intangible assets	464	—
Liabilities assumed	36,550	—
Issuance of FDIC Equity appreciation instrument	85	—
(1) For further information on restricted cash, see Note 14 - Derivative and Hedging Activities.

The accompanying notes are an integral part of these Consolidated Financial Statements.

New York Community Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

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

On November 23, 1993, the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004). The Company has grown organically and through a series of accretive mergers and acquisitions, culminating in its acquisition of Flagstar Bancorp, Inc., which closed on December 1, 2022 and the Signature Transaction which closed on March 20, 2023.

Flagstar Bank, N.A. currently operates 435 branches across nine states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3000 third-party mortgage originators. Flagstar Bank N.A. also operates through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for credit losses, mortgage servicing rights, the Flagstar acquisition and the Signature Transaction.

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 11 “Borrowed Funds,” for additional information regarding these trusts.

Loans

Effective January 1, 2023, the Corporation adopted the provisions of Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminated the accounting for troubled debt restructurings (TDRs) while expanding loan modification and vintage disclosure requirements. Under ASU 2022-02, the Corporation assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Troubled Debt Modifications or TDMs).

Notes to the Consolidated Financial Statements

Prior to the adoption of ASU 2022-02, the Company accounted for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constituted a TDR if the Company granted a concession to a borrower experiencing financial difficulty.

Adoption of New Accounting Standards

Standard	Description	Effective Date
ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures Issued March 2022	ASU 2022-02 eliminates prior accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The standard also requires that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases.
The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 6. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 6 has been updated to reflect gross charge-offs by year of origination for the three months ended March 31, 2023.
ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued: March 2023	Permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.	The Company adopted ASU 2023-02 effective January 1, 2023 and is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2 - Computation of Earnings per Common Share

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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2023	2022
Net income available to common stockholders	$1,998	$147
Less: Dividends paid on and earnings allocated to participating securities	(21)	(2)
Earnings applicable to common stock	$1,977	$145
Weighted average common shares outstanding	686,911,555	465,138,238
Basic earnings per common share	$2.88	$0.31
Earnings applicable to common stock	$1,977	$145
Weighted average common shares outstanding	686,911,555	465,138,238
Potential dilutive common shares	1,360,056	808,525
Total shares for diluted earnings per common share computation	688,271,611	465,946,763
Diluted earnings per common share and common share equivalents	$2.87	$0.31

Note 3 - Business Combinations

Signature Bridge Bank

On March 20, 2023, the Company’s wholly owned bank subsidiary, Flagstar Bank N.A. (the “Bank”), entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver (the "FDIC Receiver") of Signature Bridge Bank, N.A. (“Signature”) to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). Headquartered in New York, New York, Signature Bank was a full-service commercial bank that operated 29 branches in New York, seven branches in California, two branches in North Carolina, one branch in Connecticut, and one branch in Nevada. In connection with the Signature Transaction the Bank assumed all of Signature’s branches. The Bank acquired only certain parts of Signature it believes to be financially and strategically complementary that are intended to enhance the Company’s future growth.

Pursuant to the terms of the Agreement, the Company was not required to make a cash payment to the FDIC on March 20, 2023 as consideration for the acquired assets and assumed liabilities. As the Company and the FDIC remain engaged in ongoing discussions which may impact the assets and liabilities acquired or assumed by the Company in the Signature Transaction, the Company may be required to make a payment to the FDIC or the FDIC may be required to make a payment to the Company on the Settlement Date, which will be one year after March 20, 2023, or as agreed upon by the FDIC and the Company.

In addition, as part of the consideration for the Signature Transaction, the Company granted the FDIC equity appreciation rights in the common stock of the Company under an equity appreciation instrument (the "Equity Appreciation Instrument"). On March 31, 2023, the Company issued 39,032,006 shares of Company common stock to the FDIC pursuant to the Equity Appreciation Instrument. Under terms of the Equity Appreciation Instrument, the FDIC will use all reasonable efforts to sell these shares over a 40-day period beginning April 28, 2023.

The Company has determined that the Signature Transaction constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the assets acquired and liabilities assumed have been recorded based on their estimated fair values based on initial valuations as of March 20, 2023.

As part of the ongoing discussions between the Company and the FDIC, the Company is expected to provide certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by the Company and which remain under the control of the FDIC (the “Interim Servicing”). The Interim Servicing includes activities related to the servicing of loan portfolios not acquired on behalf of the FDIC for a period of up to one year from the date of the Signature Transaction unless such loans are sold or transferred at an earlier time by the FDIC or until cancelled by the FDIC upon 60-days’ notice. The Interim Servicing may include other ancillary services requested by the FDIC to assist in their administration of the remaining assets and liabilities of Signature Bank. The FDIC will reimburse the Company for costs associated with the Interim Servicing based upon an agreed upon fee which approximates the cost to provide such services. As the FDIC intends to reimburse the Company for the costs to service the loans, neither a servicing asset nor servicing liability was recognized as part of the Signature Transaction.

The Company did not enter into a loss sharing arrangement with the FDIC in connection with the Signature Transaction.

As the Company finalizes its analysis of the assets acquired and liabilities assumed, there may be adjustments to the recorded carrying values. In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Due to the timing of the Signature Transaction and the brief period between March 20, 2023 and March 31, 2023, the Company continues to analyze its estimates of the fair values of the assets acquired and liabilities assumed, and is subject to adjustment for up to one year after March 20, 2023. While the Company believes that the information available on March 20, 2023, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. Fair values subject to change include, but are not limited to, those related to loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities. Further, the Company and the FDIC are in ongoing discussions and a settlement statement reconciled by both parties has not yet been finalized, which may impact which assets and liabilities were acquired or assumed by the Company, and therefore, the amounts recorded are considered preliminary and are subject to change.

A summary of the net assets acquired and the estimated fair value adjustments resulting in the bargain purchase gain is as follows:

(in millions)	March 20, 2023
Net assets acquired before fair value adjustments	$2,973
Fair value adjustments:
Loans	(727)
Core deposit and other intangibles	464
Certificates of deposit	27
Other net assets and liabilities	39
FDIC Equity Appreciation Instrument	(85)
Deferred tax liability	(690)
Bargain purchase gain on Signature Transaction	$2,001

In connection with the Signature Transaction, the Company recorded a bargain purchase gain of approximately $2.0 billion, which is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2023.

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirers bid, the FDIC may be required to make a cash payment to the acquirer.

The following table provides a preliminary allocation of the consideration paid for the fair value of assets acquired and liabilities assumed from the Signature Transaction as of March 20, 2023:

(in millions)
Purchase Price consideration	$85

Fair value of assets acquired:
Cash & cash equivalents	25,043
Loans held for sale	232
Loans held for investment:
Commercial and industrial	10,102
Commercial real estate	1,942
Consumer and other	174
Total loans held for investment	12,218
CDI and other intangible assets	464
Other assets	679
Total assets acquired	38,636
Fair value of liabilities assumed:
Deposits	33,568
Other liabilities	2,982
Total liabilities assumed	36,550
Fair value of net identifiable assets	2,086
Bargain purchase gain	$2,001

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Signature Transaction.

Cash and Cash Equivalents

The estimated fair value of cash and cash equivalents approximates their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Loans and leases

The fair value for loans was based on a discounted cash flow methodology that considered credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions were the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions were informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Acquired loans were marked to fair value and adjusted for any PCD gross up as of the date of the Signature Transaction.

Deposit Liabilities

The fair value of deposit liabilities with no stated maturity (i.e., non-interest-bearing and interest-bearing checking accounts) is equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Signature Transaction will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. CDI does not significantly impact our liquidity or capital ratios.

PCD loans

Purchased loans that reflect a more than insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the allowance for credit losses (“ACL”) on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the Signature Transaction with credit deterioration and the associated credit loss reserve at acquisition:

(in millions)	Total
Par value (UPB)	$633
ACL at acquisition	(13)
Non-credit (discount)	(96)
Fair value	$524

Flagstar Bank

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar Bancorp”) in an all-stock transaction. The acquisition of Flagstar has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at December 1, 2022. The Company continues to review these valuations and certain of these estimated fair values are considered preliminary as of March 31, 2023, and subject to adjustment for up to one year after December 1, 2022. While the Company believes that the information available on December 1, 2022 provided a reasonable basis for estimating fair value, the Company expects that it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

Note 4 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

(in millions)	Three Months Ended March 31, 2023
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
Income tax expense
	$—	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$6	Interest expense
	(2)	Income tax benefit
	$4	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(2)	Included in the computation of net periodic cost (2)
	(2)	Total before tax
	1	Income tax benefit
	$(1)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$3
(1)Amounts in parentheses indicate expense items.
(2)See Note 12 - Pension and Other Post-Retirement Benefits ,” for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	March 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,388	$1	$143	$1,246
GSE CMOs	3,562	4	284	3,282
Private Label CMOs	183	6	1	188
Total mortgage-related debt securities	$5,133	$11	$428	$4,716
Other Debt Securities:
U. S. Treasury obligations	$—	$—	$—	$—
GSE debentures	1,899	—	310	1,589
Asset-backed securities (1)	345	—	10	335
Municipal bonds	18	—	—	18
Corporate bonds	864	2	33	833
Foreign notes	20	—	1	19
Capital trust notes	97	5	13	89
Total other debt securities	$3,243	$7	$367	$2,883
Total debt securities available for sale	$8,376	$18	$795	$7,599
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$8,392	$18	$797	$7,613
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $30 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,457	$—	$160	$1,297
GSE CMOs	3,600	1	300	3,301
Private Label CMOs	185	6	—	191
Total mortgage-related debt securities	$5,242	$7	$460	$4,789
Other Debt Securities:
U. S. Treasury obligations	$1,491	$—	$4	$1,487
GSE debentures	1,749	—	351	1,398
Asset-backed securities (1)	375	—	14	361
Municipal bonds	30	—	—	30
Corporate bonds	913	2	30	885
Foreign Notes	20	—	—	20
Capital trust notes	97	5	12	90
Total other debt securities	$4,675	$7	$411	$4,271
Total other securities available for sale	$9,917	$14	$871	$9,060
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,933	$14	$873	$9,074
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $31 million included in other assets in the Consolidated Statements of Condition.

At March 31, 2023, the Company had $827 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at March 31, 2023, the Company had $200 million of Federal Reserve Bank stock, at cost. The Company had $176 million of Federal Reserve Bank stock, at December 31, 2022.

There were no net unrealized (loss) gains on equity securities recognized in earnings for the three months ended March 31, 2023. For the three months ended March 31, 2022, there was a net unrealized loss of $1 million.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$21	$97	$—	$20	$136
Due from one to five years	175	300	—	459	926
Due from five to ten years	328	1,377	18	469	1,839
Due after ten years	4,609	125	—	378	4,698
Total debt securities available for sale	$5,133	$1,899	$18	$1,326	$7,599
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agency and GSE obligations	$343	$4	$1,196	$306	$1,539	$310
GSE certificates	239	5	757	138	996	143
Private Label CMOs	4	1	—	—	4	1
GSE CMOs	1,378	17	1,215	267	2,593	284
Asset-backed securities	94	1	241	9	335	10
Municipal bonds	—	—	7	—	7	—
Corporate bonds	334	3	373	30	707	33
Foreign notes	19	1	—	—	19	1
Capital trust notes	23	1	56	12	79	13
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$2,434	$33	$3,859	$764	$6,293	$797

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$1,487	$4	$—	$—	$1,487	$4
U.S. Government agency and GSE obligations	243	5	1,156	346	1,399	351
GSE certificates	871	46	420	114	1,291	160
GSE CMOs	2,219	36	925	264	3,144	300
Asset-backed securities	61	2	262	12	323	14
Municipal bonds	9	—	7	—	16	—
Corporate bonds	698	27	97	4	795	31
Foreign notes	20	—	—	—	20	—
Capital trust notes	46	2	34	10	80	12
Equity securities	4	—	10	2	14	2
Total temporarily impaired securities	$5,658	$122	$2,911	$752	$8,569	$874

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2023 consisted of fifty-four agency collateralized mortgage obligations, six capital trusts notes, seven asset-backed securities, eight corporate bonds, thirty-three US government agency bonds, 242 mortgage-backed securities, one mutual fund, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2022 consisted of twenty-three agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, two corporate bonds, thirty-three US government agency bonds, 133 mortgage-backed securities, one mutual fund, and one municipal bond.

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

In the first quarter of 2023, the company held a $20 million corporate bond in Signature Bank which was placed into receivership on March 12, 2023. We have taken a $20 million provision for credit loss and charged-off this security during the three months ended March 31, 2023.

None of the remaining unrealized losses identified as of March 31, 2023 or December 31, 2022 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses remains with respect to debt securities as of March 31, 2023.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value for acquired loans:

	March 31, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$38,004	46.0%	$38,130	55.3%
Commercial real estate	10,464	12.7%	8,526	12.4%
One-to-four family first mortgage	5,934	7.2%	5,821	8.4%
Acquisition, development, and construction	2,203	2.7%	1,996	2.9%
Total mortgage loans held for investment (1)	56,605	68.6%	$54,473	78.9%
Other Loans:
Commercial and industrial	20,217	24.5%	10,597	15.4%
Lease financing, net of unearned income of $88 and $90, respectively	3,140	3.8%	1,679	2.4%
Total commercial and industrial loans (2)	23,357	28.3%	12,276	17.8%
Other	2,585	3.1%	2,252	3.3%
Total other loans held for investment	25,942	31.4%	14,528	21.1%
Total loans and leases held for investment (1)	$82,547	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(550)		(393)
Total loans and leases held for investment, net	81,997		68,608
Loans held for sale, at fair value	1,305		1,115
Total loans and leases, net	$83,302		$69,723
(1)Excludes accrued interest receivable of $365 million and $292 million at March 31, 2023 and December 31, 2022, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)Includes specialty finance loans and leases of $4.8 billion and $4.4 billion at March 31, 2023 and December 31, 2022, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of March 31, 2023, LGG loans totaled $0.7 billion and the repurchase liability was $0.3 billion.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $13 million at March 31, 2023.

Loans Held-for-Sale

Loans held-for-sale at March 31, 2023 totaled $1.3 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction added $360 million Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.
Asset Quality
All asset quality information excludes LGG that are insured by U.S government agencies.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2023 we had $13 million of loans that were nonperforming and still accruing and at December 31, 2022, all of our non-performing loans were non-accrual loans.
The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$72	$13	$—	$85	$37,919	$38,004
Commercial real estate	15	21	—	36	10,428	10,464
One-to-four family first mortgage	20	84	—	104	5,830	5,934
Acquisition, development, and construction	—	—	—	—	2,203	2,203
Commercial and industrial(1)	57	30	13	100	23,257	23,357
Other	11		—	11	2,574	2,585
Total	$175	$148	$13	$336	$82,211	$82,547
(1)Includes lease financing receivables, all of which were current.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$34	$13	$—	$47	$38,083	$38,130
Commercial real estate	2	20	—	22	8,504	8,526
One-to-four family first mortgage	21	92	—	113	5,708	5,821
Acquisition, development, and construction	—	—	—	—	1,996	1,996
Commercial and industrial(1)	—	7	—	7	12,269	12,276
Other	13	9	—	22	2,230	2,252
Total	$70	$141	$—	$211	$68,790	$69,001
(1)Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2023:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,497	$9,567	$5,832	$2,196	$54,092	$23,164	$2,566	$25,730
Special mention	926	403	8	7	1,344	68	—	68
Substandard	581	494	94	—	1,169	125	19	144
Total	$38,004	$10,464	$5,934	$2,203	$56,605	$23,357	$2,585	$25,942
(1)Includes lease financing receivables, all of which were classified as Pass.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2022:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,622	$7,871	$5,710	$1,992	$52,195	$12,208	$2,238	$14,446
Special mention	864	230	8	4	1,106	18	—	18
Substandard	644	425	103	—	1,172	50	14	64
Doubtful	—	—	—	—	0	—	—	—
Total	$38,130	$8,526	$5,821	$1,996	$54,473	$12,276	$2,252	$14,528
(1)Includes lease financing receivables, all of which were classified as Pass.
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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2023:

	Vintage Year
(in millions)	2023	2022		2021	2020	2019	Prior To 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass	$935	$14,349		$10,976	$9,217	$5,531	$12,800	$279	$5	$54,092
Special Mention	—	—		80	168	262	833	1	—	1,344
Substandard	12	2		14	46	237	855	—	3	1,169
Total mortgage loans	$947	$14,351		$11,070	$9,431	$6,030	$14,488	$280	$8	$56,605

Current-period gross writeoffs	—	—		—	—	—	(2)	—	—	(2)

Pass	$5,095	$4,728		$2,667	$1,519	$1,246	$1,025	$9,389	$61	$25,730
Special Mention	3	13		3	3	18	17	11	—	68
Substandard	1	16		8	29	7	45	31	7	144
Total other loans	$5,099	$4,757		$2,678	$1,551	$1,271	$1,087	$9,431	$68	$25,942

Current-period gross writeoffs	$—	$—		$—	$—	$—	$(3)	$—	$—	$(3)

Total	$6,046	$19,108	$—	$13,748	$10,982	$7,301	$15,575	$9,711	$76	$82,547

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
The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2023:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$13	$—
Commercial real estate	18	—
One-to-four family first mortgage	92	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	3
Other	10	—
Total collateral-dependent loans held for investment	$133	$3

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended March 31, 2023.
At March 31, 2023 and December 31, 2022, the Company had $122 million of residential mortgage loans in the process of foreclosure and no residential mortgage loans in the process of foreclosure, respectively.

Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on the adoption, refer to Note 1 - Organization and Basis of Presentation.

When borrowers are experiencing financial difficulty, the Company may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. Modifications in the form of principal forgiveness, an interest rate reduction, or an other-than-insignificant payment delay or a term extension that have occurred in the current reporting period to a borrower experiencing financial difficulty are disclosed along with the financial impact of the modifications.

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Commercial real estate	$44	$—	$—	$44	0.42%
One-to-four family first mortgage	—	1	1	2	0.03%
Total	$44	$1	$1	$46

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Commercial real estate	10.50%	4.0%
One-to-four family first mortgage	4.84%	3.97%	12.7

As of March 31, 2023, there was $1 million of one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and combination modifications and subsequently defaulted during the period.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period:

	March 31, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate	$44	$—	$—	$44
One-to-four family first mortgage	—	—	3	3
Total	$44	$—	$3	$47

Troubled Debt Restructurings Prior to Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constituted a TDR if the Company granted a concession to a borrower experiencing financial difficulty. A loan modified as a TDR was generally placed on non-accrual status until the Company determined that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months. In determining the Company’s allowance for loan and lease losses, reasonably expected TDRs were individually evaluated and consist of criticized, classified, or maturing loans that will have a modification processed within the next three months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $47 million.

The following table presents information regarding the Company's TDRs as of March 31, 2022:

	March 31, 2022
(dollars in millions)	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$7	$7
Commercial real estate	16	19	35
Commercial and industrial (1)	—	5	5
Total	$16	$31	$47
(1) Includes $5 million of taxi medallion-related loans at March 31, 2022.

The financial effects of the Company’s TDRs for the three months ended March 31, 2022 are summarized as follows:

	For the Three Months Ended March 31, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$22	$19	6.00%	4.00%	$3	$—
Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	For the Three Months Ended March 31,
	2023			2022
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$290	$103	$393	$178	$21	$199
Adjustment for Purchased PCD Loans	—	13	13			0
Charge-offs	(2)	(3)	(5)	(3)	—	(3)
Recoveries	—	5	5	—	2	2
Provision for (recovery of) credit losses on loans and leases	(5)	149	144	1	(2)	(1)
Balance, end of period	$283	$267	$550	$176	$21	$197
At March 31, 2023, the allowance for credit losses on loans and leases totaled $550 million, up $157 million compared to December 31, 2022, driven primarily by the initial provision for credit losses and the adjustment for PCD loans acquired in the Signature Transaction.
At March 31, 2023 and December 31, 2022, the allowance for unfunded commitments totaled $29 million and $23 million, respectively.
For the three months ended March 31, 2023 the increase in the allowance for credit losses on loans and leases was primarily driven by a combination of increased loan balances as a result of the Signature Transaction and changes in the macroeconomic environment both on a spot and forecasted basis, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet. In addition, the impact of the forecasted macroeconomic factors had resultant decreases on market level factors in Property Prices on the Multi-Family, Commercial Real Estate and 1-4 Family loan portfolios reflecting the changing economic landscape.

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

The following table presents additional information about the Company’s nonaccrual loans at March 31, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	18	—	—
One-to-four family first mortgage	77	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	16	—	—
Total nonaccrual loans with no related allowance	$124	$—	$—
Nonaccrual loans with an allowance recorded:
Multi-family	$—	$—	$—
Commercial real estate	3	—	—
One-to-four family first mortgage	7	1	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	14	14	—
Total nonaccrual loans with an allowance recorded	$24	$15	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	21	—	—
One-to-four family first mortgage	84	1	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	30	14	—
Total nonaccrual loans	$148	$15	$—

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	19	—	1
One-to-four family first mortgage	90	—	—
Other (includes C&I)	3	—	—
Total nonaccrual loans with no related allowance	$125	$—	$1
Nonaccrual loans with an allowance recorded:
Commercial real estate	$1	$—	$—
One-to-four family first mortgage	2	—	—
Other (includes C&I)	13	14	—
Total nonaccrual loans with an allowance recorded	$16	$14	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	20	—	1
One-to-four family first mortgage	92	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	16	14	—
Total nonaccrual loans	$141	$14	$1

Note 8 - Leases
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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At March 31, 2023 and December 31, 2022, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $389 million and $32 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in millions)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Interest income on lease financing (1)	$20	$12
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.
At March 31, 2023 and December 31, 2022, the carrying value of net investment in leases was $3.2 billion and $1.7 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	March 31, 2023	December 31, 2022
Net investment in the lease - lease payments receivable	$2,790	$1,685
Net investment in the lease - unguaranteed residual assets	420	60
Total lease payments	3,210	$1,745

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	March 31, 2023
2023	$395
2024	533
2025	720
2026	578
2027	486
Thereafter	498
Total lease payments	$3,210
Plus: deferred origination costs	18
Less: unearned income	(88)
Total lease finance receivables, net	$3,140

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

The components of lease expense were as follows:

(in millions)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating lease cost	11	$7
Sublease income	—	—
Total lease cost	$11	$7

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$7

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets (1)	$350	$119
Operating lease liabilities (2)	$353	$122
Weighted average remaining lease term	8.75 years	6 years
Weighted average discount rate %	3.27%	3.85%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	March 31, 2023
Maturities of lease liabilities:
2023	$43
2024	65
2025	57
2026	48
2027	44
Thereafter	168
Total lease payments	$425
Less: imputed interest	$(72)
Total present value of lease liabilities	$353

Note 9 - Mortgage Servicing Rights
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

Changes in the fair value of residential first mortgage MSRs were as follows:

(in millions)	Three months ended March 31, 2023
Balance at beginning of period, December 1, 2022	$1,033
Additions from loans sold with servicing retained	38
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(18)
Changes in estimates of fair value due to interest rate risk (1) (2)	(19)
Fair value of MSRs at end of period	$1,034
(1)Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income.
(2)Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.8%	$1,014	$994
Constant prepayment rate	8.1%	999	966
Weighted average cost to service per loan	$68	$1,025	$1,015

	December 31, 2022
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.9%	$1,012	$992
Constant prepayment rate	7.9%	1,000	970
Weighted average cost to service per loan	$68	$1,023	$1,013

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
Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Income and Comprehensive Income. Subservicing fee income is recorded for fees earned on subserviced loans, net of third-party subservicing costs.

The following table summarizes income and fees associated with owned MSRs:

(in millions)	Three months ended March 31, 2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$56
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(18)
Changes in fair value due to interest rate risk	(19)
Gain on MSR derivatives (2)	3
Net transaction costs	(1)
Total return (loss) included in net return on mortgage servicing rights	$21
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

(in millions)	Three months ended March 31, 2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$36
Charges on subserviced custodial balances (2)	(29)
Other servicing charges	(1)
Total income on mortgage loans subserviced, included in loan administration	$6
(1) Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of March 31, 2023 and December 31, 2022.
    In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $188 million as of March 31, 2023 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	March 31, 2023	December 31, 2022
Wholesale borrowings:
FHLB advances	$20,350	$20,325
Total wholesale borrowings	$20,350	$20,325
Junior subordinated debentures	576	575
Subordinated notes	434	432
Total borrowed funds	$21,360	$21,332

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $58 million and $37 million, respectively, at March 31, 2023 and December 31, 2022.

Junior Subordinated Debentures
At March 31, 2023 and December 31, 2022, the Company had $576 million and $608 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.
The following table presents contractual terms of the junior subordinated debentures outstanding at March 31, 2023:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	0.06	$147	$141	Nov. 4, 2002	Nov. 1, 2051
New York Community Capital Trust X (2)	6.47	124	120	Dec. 14, 2006	Dec. 15, 2036
PennFed Capital Trust III (2)	8.12	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.81	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.38	26	25	Dec. 26, 2002	Dec. 26, 2032
Flagstar Statutory Trust III (2)	8.08	26	25	Feb. 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	7.98	26	25	Mar. 19, 2003	Mar 19, 2033
Flagstar Statutory Trust V (2)	6.83	26	25	Dec 29, 2004	Jan. 7, 2035
Flagstar Statutory Trust VI (2)	6.83	26	25	Mar. 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	6.62	52	50	Mar. 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	6.33	26	25	Sept. 22, 2005	Oct. 7, 2035
Flagstar Statutory Trust IX (2)	6.32	26	25	June 28, 2007	Sept. 15, 2037
Flagstar Statutory Trust X (2)	7.37	15	15	Aug. 31, 2007	Sept 15, 2037
Total junior subordinated debentures (3)		$610	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $32 million.
Subordinated Notes
At March 31, 2023 and December 31, 2022, the Company had a total of $434 million and $432 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
November 6, 2018	November 6, 2028 (1)	5.900%	$300
October 28, 2020	November 1, 2030 (2)	4.125%	$150

(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90 percent per annum payable semi-annually. Unless redeemed, from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 278 basis point payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
(in millions)	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	2	—	—	—
Net periodic (credit) expense	$(1)	$—	$(3)	$—
(1)Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.
(2)Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2023. The Company does not expect to make any contributions to its pension plan in 2023.

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At March 31, 2023, the Company had a total of 3,613,685 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 5,786,435 shares of restricted stock, with an average fair value of $9.42 per share on the date of grant, during the three months ended March 31, 2023.

The shares of restricted stock that were granted during the three months ended March 31, 2023 and 2022, vest over a one- or five years period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $8 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
The following table provides a summary of activity with regard to restricted stock awards:

	For the Year Ended March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	9,576,602	$10.92
Granted	5,786,435	9.42
Vested	(2,291,571)	11.50
Forfeited	(298,169)	11.29
Unvested at end of year	12,773,297	$10.13

As of March 31, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $116 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	794,984	$10.73
Granted	566,656	8.95
Released	(143,352)	10.34
Forfeited	0	—
Outstanding at end of period	1,218,288	9.95	January 1, 2022 - December 31, 2025	March 31, 2023 - 2026
PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million, and $0 million for the three months ended March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $9 million. This amount will be recognized over a remaining weighted average period of 1.6 years. As of March 31, 2023, the Company believes it is probable that the performance conditions will be met.
Note 14 - Derivative and Hedging Activities

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
Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on LIBOR and overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At March 31, 2023, the Company had $19 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $52 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss at December 31, 2022.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of March 31, 2023.
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

The Company has entered into interest rate swaps with a notional amounts of $2.0 billion to hedge certain real estate loans using the portfolio layer method. For the three months ended March 31, 2023, the floating rate received related to the net settlement of this interest rate swap was greater than the fixed rate payments. As such, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $1 million.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $6 billion at March 31, 2023, of which unrealized gains of $2 million were due to the fair value hedge relationship. We have designated $2.0 billion of this portfolio of loans in a hedging relationship as of March 31, 2023.

The following tables set forth information regarding the Company’s derivative financial instruments:

	March 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swap on FHLB advances	$5,500	$—	$7
Total	$5,500	$—	$7
Derivatives designated as fair value hedging instruments:
Interest rate swap on multi-family loans held for investment	$2,000	$—	$2
Derivatives not designated as hedging instruments:
Assets
Futures	$—		$—
Mortgage-backed securities forwards	542	5	—
Rate lock commitments	1,759	15	—
Interest rate swaps and swaptions	7,522	159	—
Total	$9,823	$179	$—
Liabilities
Mortgage-backed securities forwards	$1,466	$—	$14
Rate lock commitments	218	—	7
Interest rate swaps and swaptions	2,247	—	49
Total derivatives not designated as hedging instruments	$3,931	$—	$70

	December 31, 2022
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swap	$3,750	$5	$—
Total	$3,750	$5	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,205	$2	$—
Mortgage-backed securities forwards	1,065	36	—
Rate lock commitments	1,539	9	—
Interest rate swaps and swaptions	7,594	182	—
Total	$11,403	$229	$—
Liabilities
Mortgage-backed securities forwards	$739	$—	$61
Rate lock commitments	527	—	10
Interest rate swaps and swaptions	2,445	—	65
Total derivatives not designated as hedging instruments	$3,711	$—	$136

The following table presents the derivative subject to a master netting agreement, including the cash pledged as collateral:

	March 31, 2023
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$7	$—	$7	$—	$96
Interest rate swaps on multi-family loans held for investment(1)	$2	$—	$2	$—	$35
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$5	$—	$5	$—	$(3)
Interest rate swaptions	159	—	159	—	(24)
Futures	—	—	—	—	—
Total derivative assets	$164	$—	$164	$—	$(27)
Liabilities
Futures	$1	$—	$1	$—	$3
Mortgage-backed securities forwards	14	—	14	—	8
Interest rate swaps (1)	49	—	49	—	44
Total derivative liabilities	$64	$—	$64	$—	$55
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

The following table presents the derivative subject to a master netting agreement, including the cash pledged as collateral:

	December 31, 2022
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$5	$—	$5	$4	$27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$36	$—	$36	$—	$(9)
Interest rate swaptions	182	—	182	—	(36)
Futures	2		2		1
Total derivative assets	$220	$—	$220	$—	$(44)
Liabilities
Mortgage-backed securities forwards	$61	$—	$61	$—	$54
Interest rate swaps (1)	65	—	65	—	29
Total derivative liabilities	$126	$—	$126	$—	$83
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

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

Interest rate swaps with notional amounts totaling $5.5 billion and $2.3 billion as of March 31, 2023 and December 31, 2022, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL:

(in millions)	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022	For the Three Months Ended March 31, 2022
Amount of loss recognized in AOCL	$(90)	$88	$16
Amount of reclassified from AOCL to interest expense	$(6)	$(4)	$6

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, additional interest expense of $81 million is expected to be reclassified out of AOCL.

The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

(dollars in millions)		For the Three Months Ended March 31, 2023	For the Three Months Ended December 31, 2022
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(2)	$(1)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	7	(11)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(2)	(4)
Rate lock commitments and US Treasury futures	Net gain on loan sales	20	28
Forward commitments	Other noninterest income	—	(1)
Interest rate swaps (1)	Other noninterest income	—	—
Total derivative (loss) gain		$23	$11
(1) Includes customer-initiated commercial interest rate swaps.

Note 15 - Intangible Assets
Goodwill is presumed to have an indefinite useful life and is tested for impairment at the reporting unit level, at least once a year. There was no change in goodwill during the three months ended March 31, 2023.

As a result of the Signature Transaction, the Company recorded $462 million of core deposit intangible and other intangible assets that are amortizable.

At March 31, 2023, intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(17)	$683	$250	$(4)	$246
Other intangible assets	56	(5)	51	42	(1)	41
Total other intangible assets	$756	$(22)	$734	$292	$(5)	$287

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2023	$88
2024	108
2025	88
2026	79
2027	71
Total	$434

Note 16 - Fair Value Measures
GAAP sets forth a definition of fair value, establishes a consistent framework for measuring fair value, and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. GAAP also clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.
A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,246	$—	$—	$1,246
GSE CMOs	—	3,282	—	—	3,282
Private Label CMOs	—	188	—	—	188
Total mortgage-related debt securities	$—	$4,716	$—	$—	$4,716
Other Debt Securities Available for Sale:
GSE debentures	$—	$1,589	$—	$—	$1,589
Asset-backed securities	—	335	—	—	335
Municipal bonds	—	18	—	—	18
Corporate bonds	—	833	—	—	833
Foreign notes	—	19	—	—	19
Capital trust notes	—	89	—	—	89
Total other debt securities	$—	$2,883	$—	$—	$2,883
Total debt securities available for sale	$—	$7,599	$—	$—	$7,599
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	—	14	—	—	14
Total securities	$—	$7,613	$—	$—	$7,613
Loans held-for-sale
Residential first mortgage loans	$—	$1,305	$—	$—	$1,305
Derivative assets
Interest rate swaps and swaptions	—	159	—	—	159
Futures	—	—	—	—	—
Rate lock commitments (fallout-adjusted)	—	—	15	—	15
Mortgage-backed securities forwards	—	5	—	—	5
Mortgage servicing rights	—	—	1,034	—	1,034
Total assets at fair value	$—	$9,082	$1,049	$—	$10,131
Derivative liabilities
Mortgage-backed securities forwards	—	14	—	—	14
Interest rate swaps and swaptions	—	49	—	—	49
Rate lock commitments (fallout-adjusted)	—	—	7	—	7
Total liabilities at fair value	$—	$63	$7	$—	$70

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,297	$—	$—	$1,297
GSE CMOs	—	3,301	—	—	3,301
Private Label CMOs	—	191	—	—	191
Total mortgage-related debt securities	$—	$4,789	$—	$—	$4,789
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,487	$—	$—	$—	$1,487
GSE debentures	—	1,398	—	—	1,398
Asset-backed securities	—	361	—	—	361
Municipal bonds	—	30	—	—	30
Corporate bonds	—	885	—	—	885
Foreign notes	—	20	—	—	20
Capital trust notes	—	90	—	—	90
Total other debt securities	$1,487	$2,784	$—	$—	$4,271
Total debt securities available for sale	$1,487	$7,573	$—	$—	$9,060
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	—	14	—	—	14
Total securities	$1,487	$7,587	$—	$—	$9,074
Loans held-for-sale
Residential first mortgage loans	$—	$1,115	$—	$—	$1,115
Derivative assets
Interest rate swaps and swaptions	—	182	—	—	182
Futures	—	2	—	—	2
Rate lock commitments (fallout-adjusted)	—	—	9	—	9
Mortgage-backed securities forwards	—	36	—	—	36
Mortgage servicing rights	—	—	1,033	—	1,033
Total assets at fair value	$1,487	$8,922	$1,042	$—	$11,451
Derivative liabilities
Mortgage-backed securities forwards	—	61	—	—	61
Interest rate swaps and swaptions	—	65	—	—	65
Rate lock commitments (fallout-adjusted)	—	—	10	—	10
Total liabilities at fair value	$—	$126	$10	$—	$136

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
Three Months Ended March 31, 2023
Assets
Mortgage servicing rights (1)	$1,033	$(37)	$38	$—	—	—	$1,034
Rate lock commitments (net) (1)(2)	(1)	(11)	35			(15)	8
Totals	$1,032	$(48)	$73	$—	$—	$(15)	$1,042
(1)We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
(2)Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
			Option adjusted spread	4.9% - 22.5% (5.8)%
Mortgage servicing rights	$1,034	Discounted cash flows	Constant prepayment rate	0% - 10.5% (8.1)%
			Weighted average cost to service per loan	$65 - $90 $(68)
Rate lock commitments (net)	$7	Consensus pricing	Origination pull-through rate	77.20%
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other assets(1)	$—	$—	$42	$42
Total	$—	$—	$42	$42
(1)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values. These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

	Fair Value Measurements at December 31, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$28	$28
Other assets (2)	—	—	41	41
Total	$—	$—	$69	$69
(1)Represents the fair value of impaired loans, based on the value of the collateral.
(2)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2023 and December 31, 2022:

	March 31, 2023
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$22,250	$22,250	$22,250		$—		$—
FHLB and FRB stock (1)	1,356	1,356	—		1,356		—
Loans and leases held for investment, net	81,997	78,913	—		—		78,913
Financial Liabilities:
Deposits	$84,800	$84,631	$65,445	(2)	$19,186	(3)	$—
Borrowed funds	21,360	21,235	—		21,235		—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.

	December 31, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,032	$2,032	$2,032		$—		$—
FHLB and FRB stock (1)	1,267	1,267	—		1,267		0
Loans and leases held for investment, net	68,608	65,673	—		—		65,673
Financial Liabilities:
Deposits	$58,721	$58,479	$46,211	(2)	$12,268	(3)	$—
Borrowed funds	21,332	21,231	—		21,231		—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.
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

MSRs
The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2023, the weighted average life (in years) for the entire MSR portfolio was 6.9.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2023 and December 31, 2022.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

For the Three Months Ended March 31,
(dollars in millions)	2023
Assets
Loans held-for-sale
Net gain on loan sales	$28

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans:
Loans held-for-sale	$926	$945	$19
Total other performing loans	$926	$945	$19
Total loans:
Loans held-for-sale	$926	$945	$19
Total loans	$926	$945	$19

	December 31, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans:
Loans held-for-sale	1,095	1,115	20
Total other performing loans	$1,095	$1,115	$20
Total loans:
Loans held-for-sale	1,095	1,115	20
Total loans	$1,095	$1,115	$20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2023.

(b) Changes in Internal Controls.

Certain assets and liabilities of Signature Bridge Bank were acquired on March 20, 2023. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors

Risks Relating to Our Acquisition of Certain Assets and Assuming Certain Liabilities of Signature Bridge Bank, N.A.

On March 20, 2023, NYCB’s banking subsidiary, Flagstar, acquired certain assets and assumed certain liabilities of Signature Bridge Bank, National Association (“Signature”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, in an assisted transaction (herein, the “Signature Transaction”). Although this is an FDIC-assisted transaction, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because of the expedited nature of the FDIC-assisted transaction which did not allow bidders the time and access to information customarily associated with preparing for and evaluating a negotiated transaction, we may face additional risks

The success of the Signature Transaction will depend on a number of uncertain factors.

The success of the Signature Transaction will depend on a number of factors, including, without limitation:
•our ability to integrate the business and operations of the former Signature into NYCB’s current operations;
•our ability to retain employees of Signature Bridge Bank;
•our ability to limit the outflow of deposits held by our new customers and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the Signature Transaction;
•our ability to attract new deposits and to generate new interest-earning assets in the areas previously served by the former Signature branches;
•our ability to control the incremental non-interest expense from the former Signature branches and other units in a manner that enables us to maintain a favorable overall efficiency ratio and our ability to effectively manage the on-going relationship with the FDIC related to the Signature Transaction;
•our ability to collect on the loans acquired; and
•our ability to earn acceptable levels of interest and non-interest income.

Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

We are in ongoing discussions with the FDIC regarding the fair value of the assets acquired in the Signature Transaction, and a settlement statement reconciled by both parties has not yet been finalized, which may impact which assets and liabilities we acquired or assumed in the Signature Transaction. Therefore the fair value estimates we have made in connection with the Signature Transaction are currently considered preliminary and may be subject to change. In addition, we may obtain additional information and evidence during the period of one year from the date we completed the Signature Transaction that may result in changes to the estimated fair value amounts recorded on March 20, 2023, which could change the amount of the bargain purchase gain we have recorded.

Bargain purchase gain recorded on the Signature Transaction may increase or decrease during a one-year period following the Signature Transaction's acquisition date.

The bargain purchase gain recorded during the quarter ended March 31, 2023 is preliminary and subject to revision for a period of one year from March 20, 2023. Adjustments to this gain may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed.

A sale by an individual shareholder of a significant amount of our common stock could adversely affect the trading price of NYCB’s common stock.

As part of the consideration for the Signature Transaction, the Company granted the FDIC equity appreciation rights in the common stock of the Company under an equity appreciation instrument (the "Equity Appreciation Instrument"). On March 31, 2023, the Company issued 39,032,006 shares of Company common stock to the FDIC pursuant to the Equity Appreciation Instrument. Under terms of the Equity Appreciation Instrument, the FDIC will use all reasonable efforts to sell these shares over a 40-day period beginning April 28, 2023.

Sales of a substantial number of shares of our common stock by existing shareholders, or the perception that sales may occur, could cause the market price of our common stock to decline. Further, a large quantity of our shares introduced into the market, either at once or over time, could increase the supply of our common stock, thereby putting pressure on our stock price. Pricing pressure could be further exacerbated by low trading volumes and market conditions, both of which may impact the time it may take for pricing to rationalize. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

Deposits represent a significant amount of our funding base. Deposit outflows can occur for a number of reasons, including because clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. In more stressed conditions we may need to take more significant actions which could impact our operations and profitability. The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition. As of March 31, 2023, approximately 34 percent of our total deposits of $84.8 billion were not FDIC-insured.

In March 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement that stated that losses to support uninsured deposits of failed banks would be recovered via a special assessment on banks who utilize deposit insurance. The terms of that special assessment have not been announced. Our FDIC deposit insurance premiums and assessments may increase related to the announced special assessment and any future increases in assessment rates, required prepayments in FDIC insurance premiums or other changes could reduce our profitability.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of March 31, 2023, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2023
January 1 - 31, 2023	802,896	$9.66	$8	—
February 1 - 28, 2023	27,110	9.03	—	—
March 1 - 31, 2023	146,448	7.57	1	—
Total First Quarter 2023	976,454	$9.33	$9	0

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

    None.

Item 6.	Exhibits

Exhibit No.
2.1	Purchase and Assumption Agreement – All Deposits, dated March 20, 2023, among the FDIC, as receiver of Signature Bridge Bank, the FDIC and Flagstar Bank, N.A. (attached hereto)
2.2	Equity Appreciation Instrument, dated March 20, 2023
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)
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

4.3	Form of certificate representing the Series A Preferred Stock (7)
4.4	Form of depositary receipt representing the Depositary Shares (7)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(5)Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565)
(6)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(7)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	May 10, 2023	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Pinto
John J. Pinto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)