Form 10-Q
period 2023-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2023-08-09
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2023 was 722,475,292 shares.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

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

TROUBLED DEBT MODIFICATION

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
•the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation or regulatory actions related to the business practices of acquired companies, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•cybersecurity incidents, including any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
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

See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2022, our Form 10-Q for the quarter ended March 31, 2023 and this Form 10-Q for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

At June 30, 2023, total assets were $118.8 billion, up $28.7 billion compared to December 31, 2022. Total deposits were $88.5 billion at June 30, 2023, up $29.8 billion from December 31, 2022. These year-to-date increases were primarily due to our March 20, 2023, assumption of a substantial amount of the deposits and certain identified liabilities and the acquisition of certain assets and lines of business of Signature Bridge Bank, from the FDIC, as receiver for Signature Bridge Bank (the “Signature Transaction”). See Note 3 “Business Combinations” to the Consolidated Financial Statements for further information regarding the Signature Transaction

For the three months ended June 30, 2023, net income was $413 million as compared to $2.0 billion for the three months ended March 31, 2023. Net income available to common stockholders for the three months ended June 30, 2023 was $405 million, compared to $2.0 billion for the three months ended March 31, 2023. Diluted EPS totaled $0.55 for the three months ended June 30, 2023 compared to $2.87 for the three months ended March 31, 2023.

Second quarter 2023 and first quarter 2023 net income and diluted EPS were impacted by a bargain purchase gain of $141 million and $2.0 billion, respectively arising from the purchase and assumption of certain assets and liabilities in the Signature Transaction. Also included in net income for the three months ended June 30, 2023 and March 31, 2023, were merger related and restructuring expenses of $109 million and $67 million, respectively, related to both the Signature Transaction and the Flagstar acquisition. In addition, first quarter 2023 results were impacted by an initial provision for credit losses totaling $132 million for the loans acquired in the Signature Transaction.

Loan Portfolio

At June 30, 2023, total C&I loans were $23.9 billion compared to $12.3 billion at December 31, 2022. The majority of the increase is attributable to the $10.0 billion of C&I loans acquired in the Signature Transaction along with growth in the mortgage warehouse portfolio. On a linked quarter basis, mortgage warehouse loans rose $638 million or 12 percent due to using our market position in this vertical to capitalize on several competitors exiting the market.

The multi-family loan portfolio was $37.8 billion at June 30, 2023, down slightly compared to $38.1 billion at December 31, 2022. The slight decline during this period was due to a combination of higher interest rates and our increasing ability to diversify our loan portfolio as a result of our recent acquisition. At June 30, 2023, multi-family loans represented 45 percent of total loans, compared to 55 percent at December 31, 2022, further demonstrating the reduction of our concentration in this asset class.

Commercial loans (commercial real estate and acquisition, development and construction) increased $2.6 billion at June 30, 2023 to $13.1 billion compared to $10.5 billion at December 31, 2022 largely attributable to the Signature Transaction.

One-to-four family residential loans totaled $5.9 billion at June 30, 2023, representing seven percent of total loans compared to $5.8 billion or eight percent of total loans at December 31, 2022. Other loans totaled $2.6 billion at June 30, 2023 compared to $2.3 billion at December 31, 2022. The other loan portfolio consists mostly of consumer loans.

Loans held-for-sale at June 30, 2023 totaled $2.2 billion, up from $1.1 billion at December 31, 2022.

Deposit Base

Deposits at June 30, 2023 totaled $88.5 billion up $29.8 billion compared to $58.7 billion at December 31, 2022 driven primarily by an increase to $5.9 billion of custodial deposits related to the Signature transaction.

Our deposit base includes $37.8 billion of uninsured deposits at June 30, 2023 a net increase of $18.2 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 42.7 percent of our total deposits. These amounts were determined based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts. We also have $37.7 billion of total ready liquidity (cash and cash equivalents, unpledged securities, Fed Funds access and FHLB borrowing capacity). Our total ready liquidity approximately matches the balance of our uninsured deposits.

Net Interest Income

For the three months ended June 30, 2023, net interest income totaled $900 million, up $345 million or 62 percent compared to the three months ended March 31, 2023. The current quarter’s results include a full-quarter’s contribution from the Signature Transaction, compared to only a partial month Signature contribution in the first quarter of this year.

For the three months ended June 30, 2023, the NIM was 3.21 percent up 61 basis points compared to the three months ended March 31, 2023. The linked-quarter improvement was due to the Signature Transaction which drove higher levels of average interest-earnings assets, specifically loans held for investment and average cash and cash equivalent balances, including custodial deposits related to the Signature Transaction. In addition, we continued to benefit from the higher interest rate environment, which positively impacted the yields on our assets partially offset by a higher cost of funds and higher average interest-bearing liabilities. Average interest-earning assets increased $25.6 billion or 30 percent to $112.3 billion, while the average yield rose 54 basis points to 5.34 percent. Average interest-bearing liabilities grew $7.2 billion or 10.28 percent to $77.4 billion, while the average cost of funds increased 33 basis points to 3.10 percent.

Asset Quality

Our asset quality metrics remained strong during the second quarter of 2023 despite increases in NPLs and NPAs attributable to certain loans acquired in the Signature Transaction and Flagstar acquisition. At June 30, 2023, NPAs to total assets equaled 0.21 percent compared to 0.14 percent at March 31, 2023 while NPLs to total loans equaled 0.28 percent compared to 0.20 percent at December 31, 2022. Repossessed assets of $13 million were relatively unchanged compared to the $13 million recorded in the prior quarter.

Recent Events

Declaration of Dividend on Common Shares

On July 25, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share on the Company's common stock. The dividend is payable on August 17, 2023 to common stockholders of record as of August 7, 2023.

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

Comparison to Prior Quarter

Net interest income for the three months ended June 30, 2023 was $900 million, up $345 million or 62 percent compared to the three months ended March 31, 2023. This quarter’s results include a full-quarter’s contribution from the Signature Transaction compared to only a partial month contribution in the first quarter of this year which is the primary cause of most of the linked-quarter differences explained below.

•Interest income on mortgage and other loans, net, totaled $1.2 billion, up $294 million compared to first quarter of this year. This increase was driven by a $13.0 billion or 18.42 percent increase in average loan balances to $83.8 billion. This is primarily due to the full quarter activity related to the Signature Transaction. Additionally, we had a 63 basis points increase in the average loan yield to 5.55 percent from 4.92 percent in the prior quarter due primarily to the rising interest rate environment.

•Interest income on securities was positively impacted by a 32 basis points increase in the average yield to 4.18 percent from 3.86 percent along with a $1.1 billion or 9.85 percent decrease in the average securities balance to $9.8 billion.

•Interest income on cash and cash equivalents increased $177 million driven by a seven basis points increase in the average yield to 5.03 percent driven by higher short-term market rates, coupled with an increase in the average balance of $14.0 billion driven by the Signature Transaction.

•Interest expense on average interest-bearing deposits increased $158 million to $441 million during the three months ended June 30, 2023, driven by a 58 basis point increase in the average cost of interest-bearing deposits due to rising interest rates and competition for deposits. Additionally, our average interest earning deposits grew $11.3 billion, or 23.69 percent, to $59.2 billion. The balance growth reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds decreased $39 million or 20 percent to $157 million driven by a nine basis point decrease in rates in addition to a $4.1 billion or 18.5 percent decrease in the average balance to $18.2 billion, partially due to our shift to lower cost deposits.

Comparison to Prior Year to Date

For the six months ended June 30, 2023, net interest income totaled $1.5 billion, up $764 million or 111 percent compared to the six months ended June 30, 2022. The year-to-date results include a six month contribution from the Flagstar acquisition and three months plus a partial-month contribution from the Signature Transaction which were not part of the Company in the first half of 2022.

•Interest income on mortgages and other loans, net was driven by a $31.0 billion or 66.7 percent increase in average loan balances to $77.5 billion. This is primarily driven by the December 2022 acquisition of Flagstar and the March 2023 Signature Transaction. Additionally, we had a 173 basis point increase in the average loan yield to 5.25 percent in the current year quarter due primarily to the rising interest rate environment.

•Interest income on securities was positively impacted by a 175 basis point increase in the average yield to 4.01 percent from 2.26 percent along with a $3.7 billion or 56.1 percent increase in the average securities balance to $10.3 billion primarily driven by the six month contribution from the Flagstar acquisition.

•Interest-earning cash and cash equivalents reflected a 438 basis point increase in the average yield to 5.02 percent driven by higher short-term market rates and an increase in the average balance of $8.9 billion driven by the Signature Transaction.

•Interest expense on average interest-bearing deposits increased $651 million to $724 million during the six months ended June 30, 2023, driven by a 227 basis point increase in the average cost of interest-bearing deposits due to rising interest rates. Average interest earning deposits grew $20.7 billion, or 62.8 percent, to $53.6 billion. The balance growth primarily reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds increased $215 million or 156 percent to $353 million driven by a 176 basis point increase in rates in addition to a $4.5 billion or 28.3 percent increase in the average balance to $20.3 billion primarily driven by the December acquisition of Flagstar.

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

	Three Months Ended,
	June 30, 2023				March 31, 2023
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$83,810	$1,161		5.55%	$70,774	$867		4.92%
Securities (2) (3)	9,781	102		4.18%	10,850	104		3.86%
Reverse repurchase agreements	429	6		5.85%	785	11		5.53%
Interest-earning cash and cash equivalents	18,279	229		5.03%	4,257	52		4.96%
Total interest-earning assets	$112,299	$1,498		5.34%	$86,666	$1,034		4.80%
Non-interest-earning assets	8,974				7,864
Total assets	$121,273				$94,530
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$30,647	$232		3.05%	$23,098	$157		2.76%
Savings accounts	10,015	40		1.61%	11,093	39		1.44%
Certificates of deposit	18,587	169		3.61%	13,712	87		2.57%
Total interest-bearing deposits	$59,249	$441		2.98%	$47,903	$283		2.40%
Short term borrowed funds	6,807	75		4.46%	9,036	103		4.61%
Other borrowed funds	11,393	82		2.88%	13,290	93		2.85%
Total Borrowed funds	$18,200	$157		3.47%	$22,326	$196		3.56%
Total interest-bearing liabilities	$77,449	$598		3.10%	$70,229	$479		2.77%
Non-interest-bearing deposits	24,613				13,189
Other liabilities	8,320				1,939
Total liabilities	$110,383				$85,357
Stockholders’ equity	10,890				9,173
Total liabilities and stockholders’ equity	$121,273				$94,530
Net interest income/interest rate spread		$900		2.24%		$555		2.03%
Net interest margin				3.21%				2.60%
Ratio of interest-earning assets to interest-bearing liabilities			1.45	x			1.23	x
(1)Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and includes loans held for sale and non-performing loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

	Six Months Ended,
	June 30, 2023				June 30, 2022
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$77,481	$2,028		5.25%	$46,479	$817		3.52%
Securities (2) (3)	10,313	206		4.01%	6,607	75		2.26%
Reverse repurchase agreements	606	17		5.64%	320	2		1.56%
Interest-earning cash and cash equivalents	11,300	281		5.02%	2,395	8		0.64%
Total interest-earning assets	$99,700	$2,532		5.10%	$55,801	$902		3.24%
Non-interest-earning assets	8,271				5,145
Total assets	$107,971				$60,946
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$26,894	$389		2.91%	$15,629	$32		0.42%
Savings accounts	10,551	79		1.52%	9,218	18		0.38%
Certificates of deposit	16,159	256		3.19%	8,086	23		0.58%
Total interest-bearing deposits	$53,604	$724		2.72%	$32,933	$73		0.45%
Short term borrowed funds	7,915	178		4.54%	2,132	7		0.66%
Other borrowed funds	12,336	175		2.86%	13,650	131		1.93%
Total Borrowed funds	$20,251	$353		3.52%	$15,782	$138		1.76%
Total interest-bearing liabilities	$73,855	$1,077		2.94%	$48,715	$211		0.87%
Non-interest-bearing deposits	18,933				4,483
Other liabilities	5,145				775
Total liabilities	$97,933				$53,973
Stockholders’ equity	10,038				6,973
Total liabilities and stockholders’ equity	$107,971				$60,946
Net interest income/interest rate spread		$1,455		2.16%		$691		2.37%
Net interest margin				2.94%				2.48%
Ratio of interest-earning assets to interest-bearing liabilities			1.35	x			1.15	x
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

	Three Months Ended,			Six Months Ended,
	June 30, 2023 compared to March 31, 2023 Increase/(Decrease) Due to:			June 30, 2023 compared to June 30, 2022 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$181	$113	$294	$814	$397	$1211
Securities	(11)	9	(2)	74	57	131
Reverse repurchase agreements	(5)	—	(5)	8	7	15
Interest Earning Cash & Cash Equivalent	176	1	177	224	49	273
Total interest-earnings assets	$341	$123	$464	$1120	$510	$1630
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$58	$17	$75	$164	$193	$357
Savings accounts	(4)	5	1	10	51	61
Certificates of deposit	44	38	82	129	104	233
Short Term Borrowed Funds	85	73	158	131	40	171
Other Borrowed Funds	(25)	(3)	(28)	(19)	63	44
Total interest-bearing liabilities	158	130	288	415	451	866
Change in net interest income	$183	$(7)	$176	$705	$59	$764

Comparison to Prior Quarter

The Company's net interest margin for the three months ended June 30, 2023, was 3.21 percent up 61 basis points compared to the three months ended March 31, 2023. The increase was driven by both a higher level of average earnings assets due to the Signature Transaction being included for the entire quarter compared to only a partial month during the first quarter of this year, along with higher yields on those assets. This was partially offset by a higher cost of funds and higher average interest-bearing liabilities reflecting a full quarter impact of the Signature Transaction.

Average interest-earning assets increased $25.6 billion or 29.58 percent to $112.3 billion, while the average yield rose 54 basis points to 5.34 percent. Average interest-bearing liabilities grew $7.2 billion or 10.28 percent to $77.4 billion, while the average cost of funds increased 33 basis points to 3.10 percent.

Comparison to Prior Year to Date

The Company's net interest margin for the six months ended June 30, 2023, was 2.94 percent compared to 2.48 percent for the six months ended June 30, 2022. The increase was driven by both a higher level of average earnings assets due to the Flagstar acquisition and Signature Transaction, along with significantly higher yields on those assets reflecting the higher interest rate environment. This was partially offset by a higher cost of funds and higher average interest-bearing liabilities.

Average interest-earnings assets increased $43.9 billion or 78.67 percent to $99.7 billion, while the average yield increased 186 basis points to 5.10 percent. Average interest-bearing liabilities increased $25.1 billion or 51.61 percent to $73.9 billion, while the average cost of funds increased 207 basis points to 2.94 percent.

Provision for Credit Losses

Comparison to Prior Quarter

The three months ended June 30, 2023 provision for credit losses totaled $49 million including increases of $13 million related to specific reserves for new non-accrual loans and the remainder driven by changes in the macroeconomic forecast. The three months ended March 31, 2023 provision for credit losses was $170 million including a $132 million initial provision for credit losses related to the initial ACL measurement of non-PCD acquired loans from the Signature Transaction and a $20 million provision for credit losses on legacy Signature Bank debt securities held by the Company prior to the transaction. The remaining difference was primarily driven by loan growth and changes in the macroeconomic forecast.

Comparison to Prior Year to Date

The six months ended June 30, 2023 provision for credit losses was $219 million compared to $7 million for the six months ended June 30, 2022. The 2023 provision includes a $132 million initial provision for credit losses related to the initial ACL measurement of non-PCD acquired loans from the Signature Transaction, a $20 million provision for credit losses on Signature debt securities held by the Company. The remaining difference was primarily driven by loan growth, specific reserves for new nonaccrual loans and changes in the macroeconomic forecast.

For additional information about our methodologies for recording recoveries of, and provisions for, credit losses, please refer to Critical Accounting Policies in our Form 10-K for the year ended December 31, 2022, which is available on our website, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; net return on our MSR asset; net gain on loan sales and securitizations; and “other” sources, including the revenues produced through the sale of third-party investment products and loan subservicing.

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Bargain purchase gain	$141	$2,001	$2,142	$—
Fee income	48	27	75	12
Net return on mortgage servicing rights	25	22	47	—
Net gain on loan sales and securitizations	25	20	45	—
Other	14	11	25	7
Bank-owned life insurance	11	10	21	14
Net Loan administration income	39	7	46	—
Net (loss) gain on securities	(1)	—	(1)	(1)
Total non-interest income	$302	$2,098	$2,400	$32

Comparison to Prior Quarter

For the three months ended June 30, 2023, non-interest income totaled $302 million as compared to $2.1 billion in the first quarter. The second quarter includes a bargain purchase gain of $141 million as compared to $2.0 billion in the first quarter related to the Signature transaction. Second-quarter 2023 non-interest income includes a full-quarter's contribution from Signature compared to a partial month in the first quarter. This benefited fee income and loan administration income which includes a $42 million benefit for income related to servicing loans on behalf of the FDIC receivership. Loan admin income otherwise decreased due to SOFR-referenced costs related to custodial deposits which are net settled as part of certain servicing contracts.

Second quarter 2023 non-interest income includes a gain on loan sales of $25 million compared to $20 million during the first quarter, with a gain on sale margin of 56 basis points compared to 76 basis points last quarter. The net return on mortgage servicing rights was $25 million or 9.7 percent for the second quarter compared to $22 million or 8.5 percent for the first quarter. Net loan administration income totaled $39 million for the three months ended June 30, 2023 compared to $7 million for the three months ended March 31, 2023 driven by subservicing income related to the Signature transaction.

Comparison to Prior Year to Date

Non-interest income increased $2.4 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the bargain purchase gain of $2.1 billion related to the Signature Transaction. Increases in non-interest income were also driven by the inclusion of the Flagstar acquisition and Signature Transaction including a $63 million increase in fee income, net return on mortgage servicing rights of $47 million, gain on loan sales of $45 million and loan administration income of $46 million.

Non-Interest Expense

Comparison to Prior Quarter

For the three months ended June 30, 2023, non-interest expenses totaled $661 million, up $185 million, or 39 percent compared to the three months ended March 31, 2023. Total operating expenses for the three months ended June 30, 2023 were $515 million, up $123 million compared to $392 million for the first quarter 2023. The increase was primarily driven by the second quarter 2023 including a full quarter of Signature expenses, including costs to retain key business personnel, compared to only a partial month during first-quarter 2023.

Comparison to Prior Year to Date

Non-interest expense increased $858 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Total operating expenses for the six months ended June 30, 2023 were up $639 million compared to the six months ended June 30, 2022. Both increases were primarily due the inclusion of Flagstar and Signature activity.

Income Tax Expense

Comparison to Prior Quarter

For the three months ended June 30, 2023, the Company reported a provision for income taxes of $79 million compared $1 million for the three months ended March 31, 2023. Income tax expense for both the current quarter and for the first quarter 2023 was impacted the Signature Transaction and Flagstar acquisition, respectively. The effective tax rate was 16.2 percent for the second quarter 2023.

Comparison to Prior Year to Date

For the six months ended June 30, 2023, the Company reported a provision for income taxes of $80 million, compared to $111 million for the six months ended June 30, 2022. Income tax expense for the current year was impacted the Signature Transaction and Flagstar acquisition.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased $28.7 billion to $118.8 billion as of June 30, 2023, compared to $90.1 billion at December 31, 2022 due to the Flagstar acquisition which closed December 1, 2022, the Signature Transaction, which closed on March 20, 2023 and organic loan growth.

The Company acquired approximately $25 billion of cash, approximately $12 billion, of loans, net of purchase accounting adjustments ("PAA"), $34 billion of deposits, net of PAA, and $2 billion of other liabilities related to the Signature Transaction.

Total loans and leases held for investment were $83.3 billion at June 30, 2023 compared to $69.0 billion at December 31, 2022. The increase was driven by the aforementioned loans acquired from the Signature Transaction and organic loan growth.

The securities portfolio totaled $7.8 billion at June 30, 2023, compared to $9.1 billion at December 31, 2022. As of June 30, 2023, the Company has no held-to-maturity securities portfolio and all of the Company’s securities were designated as “Available-for-Sale”, unchanged from December 31, 2022.

Total deposits grew $29.8 billion, or 51 percent to $88.5 billion at June 30, 2023 compared to $58.7 billion at December 31, 2022 primarily driven by the deposits assumed in the Signature Transaction. Included in the June 30, 2023 balance are $5.9 billion in non-interest-bearing custodial deposits related to the Signature Transaction.

Wholesale borrowings at June 30, 2023 were $15.4 billion compared to $20.3 billion at December 31, 2022, reflecting the use of some of the cash acquired from the Signature transaction to reduce the level of FHLB-NY borrowings.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	June 30, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$37,831	45.4%	$38,130	55.3%
Commercial real estate	10,613	12.7%	8,526	12.4%
One-to-four family first mortgage	5,889	7.1%	5,821	8.4%
Acquisition, development, and construction	2,481	3.0%	1,996	2.9%
Total mortgage loans	$56,814	68.2%	$54,473	78.9%
Other Loans:
Commercial and industrial	$23,861	28.7%	$12,276	17.8%
Other loans	2,603	3.1%	2,252	3.3%
Total other loans held for investment	$26,464	31.8%	$14,528	21.1%
Total loans and leases held for investment	$83,278	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(594)		(393)
Total loans and leases held for investment, net	$82,684		$68,608
Loans held for sale, at fair value	2,194		1,115
Total loans and leases, net	$84,878		$69,723

The following table summarizes our production of loans held for investment:

	Three Months Ended,		Six Months Ended,
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
(dollars in millions)	Amount	Amount	Amount	Amount
Mortgage Loan Originated for Investment:
Multi-family	$217	$340	$557	$5,349
Commercial real estate	278	309	587	494
One-to-four family first mortgage	98	274	372	144
Acquisition, development, and construction	593	185	778	72
Total mortgage loans originated for investment	$1,186	$1,108	$2,294	$6,059
Other Loans Originated for Investment:
Specialty finance	$1,905	$1,335	$3,240	$2,515
Commercial and industrial	1,581	497	2,078	218
Other	312	338	650	3
Total other loans originated for investment	$3,797	$2,170	$5,967	$2,736
Total loans originated for investment	$4,983	$3,278	$8,261	$8,795

Multi-Family Loans

The multi-family loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents.

The multi-family loan portfolio was $37.8 billion at June 30, 2023, down slightly compared to $38.1 billion at December 31, 2022 due to a combination of higher interest rates and our loan diversification strategy.

The majority of our multi-family loans were secured by rental apartment buildings.

At June 30, 2023, $21.8 billion or 59 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the New York State rent regulated multi-family portfolio was 61 percent as of June 30, 2023, unchanged from December 31, 2022.

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

Because prepayment penalties assessed to the borrower are recorded as interest income, they are reflected in the average yields on our loans and interest-earning assets, our net interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment income, as such income is recorded when the cash is received.
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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At June 30, 2023
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$7,175	19%
Brooklyn	6,285	17%
Bronx	3,630	10%
Queens	2,852	8%
Staten Island	135	—%
Total New York City	$20,077	54%
New Jersey	5,087	13%
Long Island	548	1%
Total Metro New York	$25,712	68%
Other New York State	1,194	3%
Pennsylvania	3,738	10%
Florida	1,686	4%
Ohio	1,035	3%
Arizona	440	1%
All other states	4,026	11%
Total	$37,831	100%

Commercial Real Estate

At June 30, 2023, CRE loans represented $10.6 billion, or 12.7 percent, of total loans held for investment, reflecting a $2.1 billion increase when compared to $8.5 billion at December 31, 2022. Approximately $1.9 billion was due to the Signature Transaction.

CRE loans represented $278 million, or 5.6 percent, of the loans we originated in the second quarter 2023 as compared to $309 million, or 9.4 percent in the first quarter 2023.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2023, the largest concentration of CRE loans were secured by properties in the metro New York City area, refer to the Geographical Analysis table included below for additional details.

Approximately $3.4 billion of the CRE portfolio are office properties with an average balance of approximately $11 million and located primarily in the New York metro area. There are no non-performing loans or recent charge-offs with respect to this portfolio as of June 30, 2023.

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

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At June 30, 2023
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$4,884	46%
Michigan	1,186	11%
New Jersey	654	6%
Florida	543	5%
Texas	337	3%
Pennsylvania	324	3%
Ohio	237	2%
All other states	2,448	24%
Total	$10,613	100%

Acquisition, Development, and Construction Loans

At June 30, 2023, our ADC loans represented $2.5 billion or 3.0 percent, of total loans held for investment, reflecting an increase of $485 million compared to December 31, 2022.

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

C&I Loans

At June 30, 2023 C&I loans totaled $23.9 billion or 28.7 percent of total loans held-for-investment. Included in this portfolio is $6.0 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have $6.0 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.6 billion at our discretion.

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

Specialty Finance

At June 30, 2023, specialty finance loans and leases totaled $4.8 billion or 6 percent of total loans held for investment, up $393 million or 9 percent compared to December 31, 2022.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of June 30, 2023, 81 percent of specialty finance loan commitments are structured as floating rate obligations which will benefit in a rising rate environment.

In the second quarter of 2023, the Company originated $1.9 billion of specialty finance loans and leases, representing 38 percent of total originations compared to $1.9 billion for the same period in 2022, representing 36 percent of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

One-to-Four Family Loans

At June 30, 2023, one-to-four family loans represented $5.9 billion, including $947 million of LGG or 7.1 percent, of total loans held for investment. As of June 30, 2023, the repurchase liability on LGG loans was $333 million. As of December 31, 2022 one-to-four family loans totaled $5.8 billion. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2023, non-government guaranteed loans in this portfolio had an average current FICO score of 741 and an average LTV of 54.

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

Other Loans

At June 30, 2023, other loans totaled $2.6 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans.

Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of June 30, 2023, loans in this portfolio had an average current FICO score of 751.

As of June 30, 2023, loans in our indirect portfolio had an average current FICO score of 747. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

Loans held-for-sale at June 30, 2023 totaled $2.2 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million of Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

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

At June 30, 2023 and December 31, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Asset Quality

All asset quality information excludes LGG that are insured by U.S government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	June 30, 2023	December 31, 2022
Non-performing loans to total loans	0.28%	0.20%
Non-performing assets to total assets	0.21	0.17
Allowance for losses on loans to non-performing loans	255.40	278.87
Allowance for losses on loans to total loans held for investment	0.71	0.57

Delinquent and non-performing loans held for investment and Repossessed Assets

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			June 30, 2023
			compared to
			December 31, 2022
(dollars in millions)	June 30, 2023	December 31, 2022	Amount	Percent
Loans 30 to 89 Days Past Due:
Multi-family	$79	$34	$45	132%
Commercial real estate	147	2	145	NM
One-to-four family first mortgage	17	21	(4)	(19)%
Acquisition, development, and construction	29	—	29	NM
Commercial and industrial	45	—	45	NM
Other loans	18	13	5	38%
Total loans 30-89 days past due	$335	$70	265	379%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2023 and December 31, 2022, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

The following table presents our non-performing loans by loan type and the changes in the respective balances:

			Change from
			December 31, 2022
			to
			June 30, 2023
(dollars in millions)	June 30, 2023	December 31, 2022	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$33	$13	$20	154%
Commercial real estate	36	20	16	80%
One-to-four family first mortgage	85	92	(7)	(8)%
Total non-accrual mortgage loans	$154	$125	29	23%
Other non-accrual loans(1)	79	16	63	394%
Total non-accrual loans	$233	$141	92	65%
Loans 90 days or more past due and still accruing (2)	—	$—	—	NM
Total non-performing loans	$233	$141	92	65%
Repossessed assets	13	12	1	8%
Total non-performing assets	$246	$153	93	61%
(1)Includes Commercial and Industrial, Home Equity, Consumer and other loans.
(2)Commercial real estate loans.

The following table sets forth the changes in non-accrual loans over the six months ended June 30, 2023:

(in millions)
Balance at December 31, 2022	$141
New non-accrual	121
Non-accrual acquired from acquisition	13
Charge-offs	(4)
Transferred to repossessed assets	(3)
Loan payoffs, including dispositions and principal pay-downs	(10)
Restored to performing status	(25)
Balance at June 30, 2023	$233

At June 30, 2023 total non-accrual mortgage loans increased $29 million to $154 million, while other non-accrual loans increased $63 million to $79 million compared December 31, 2022. Included in the June 30, 2023 amount were non-accrual loans of $44 million acquired in the Signature Transaction.

At June 30, 2023, NPAs to total assets equaled 0.21 percent compared to 0.14 percent at March 31, 2023 while NPLs to total loans equaled 0.28 percent compared to 0.20 percent at December 31, 2022. Repossessed assets of $13 million were relatively unchanged compared to the $13 million recorded in the prior quarter.
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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120 percent for multi-family loans and 130 percent for CRE loans. Although we typically lend up to 75 percent of the appraised value on multi-family buildings and up to 65 percent on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2023. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as either non-performing or as an accruing TDM, then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value. In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a third-party index value to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of net charge-offs in our multifamily and specialty finance portfolios have been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. For the six months ended June 30, 2023, our net recoveries were $1 million as compared to net recoveries of $5 million over the same period in 2022.

The allowance for credit losses on loans and leases increased $201 million, equaling $594 million at June 30, 2023 from $393 million at December 31, 2022. The increase was primarily related to the initial allowance for credit losses of $132 million for the acquired loans in the Signature Transaction, an increase of $13 million in specific reserves primarily related to two loans that have moved to nonaccrual and an increase of $56 million primarily related to our worsening forecast of macroeconomic conditions and origination volume since year-end. The allowance for credit losses on loans and leases represented 255 percent of non-performing loans at June 30, 2023, as compared to 279 percent at the prior year-end.

Based upon all relevant and available information at June 30, 2023, management believes that the allowance for credit losses on loans and leases represents a reasonable estimate based upon our judgment as that date.

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Six Months Ended,
(dollars in millions)	June 30, 2023	June 30, 2022
Multi-family
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$37,819	$35,332
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Commercial real estate
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$9,619	$6,669
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$3	$—
Average amount outstanding	$5,881	$146
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$2,219	$228
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Other Loans
Net charge-offs (recoveries) during the period	$(4)	$(5)
Average amount outstanding	$21,943	$4,104
Net charge-offs (recoveries) as a percentage of average loans	(0.02)%	(0.12)%

Total loans
Net charge-offs (recoveries) during the period	$(1)	$(5)
Average amount outstanding	$77,481	$46,479
Net charge-offs (recoveries) as a percentage of average loans	—%	-0.01%

Securities

Total securities were $7.8 billion, or 7 percent, of total assets at June 30, 2023, compared to $9.1 billion, or 10 percent of total assets at December 31, 2022. At June 30, 2023 and December 31, 2022, all of our securities were designated as “Available-for-Sale”. At June 30, 2023, 15 percent of our portfolio are floating rate securities.

As of June 30, 2023, the net unrealized loss on securities available for sale, net of tax, was $668 million as compared to $626 million at December 31, 2022, reflecting the rising interest rate environment.

At June 30, 2023, available-for-sale securities had an estimated weighted average life of seven years. Included in the quarter-end amount were mortgage-related securities of $5.0 billion and other debt securities of $2.8 billion.

At the prior year-end, available-for-sale securities were $9.1 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $4.8 billion of the year-end balance, with other debt securities accounting for the remaining $4.3 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at June 30, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	2.71%	3.68%	—%	4.76%
Due from one to five years	3.33	4.83	—	6.39
Due from five to ten years	2.84	1.55	3.16	4.82
Due after ten years	3.72	3.16	—	5.63
Total debt securities available for sale	3.65	2.27	3.16	5.61
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At June 30, 2023 the Company had $605 million and $329 million of FHLB-NY stock, at cost, and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, the Company had Federal Reserve Bank stock, at cost, of $203 million and $176 million at June 30, 2023 and December 31, 2022, respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI at June 30, 2023 rose $6 million to $1.6 billion compared to December 31, 2022.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. As of June 30, 2023 and December 31, 2022 goodwill was $2.4 billion.

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

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $9.3 billion of our deposits at June 30, 2023, compared to $5.1 billion at December 31, 2022. Brokered money market accounts represented $2.2 billion of total brokered deposits at June 30, 2023 and $2.8 billion at December 31, 2022; brokered interest-bearing checking accounts represented $1.0 billion and $1.0 billion, respectively. At June 30, 2023, we had $6.0 billion of brokered CDs, compared to $1.3 billion at December 31, 2022.

Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At June 30, 2023 our deposit base includes $37.8 billion of uninsured deposits a net increase of $18.2 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 43 percent of our total deposits. We also have $37.7 billion of total ready liquidity (cash and cash equivalents, unpledged securities, Fed Funds access and FHLB borrowing capacity). Our total ready liquidity approximately matches the balance of our uninsured deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	June 30, 2023	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$4,847	$3,749
Time deposits otherwise uninsured with a maturity of:
3 months or less	1,601	969
Over 3 months through 6 months	1,239	604
Over 6 months through 12 months	1,260	1,269
Over 12 months	747	907
Total time deposits otherwise uninsured	$4,847	$3,749

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings (FHLB-NY and FHLB-Indianapolis advances) and, to a lesser extent, junior subordinated debentures and subordinated notes. At June 30, 2023, total borrowed funds decreased $4.9 billion to $16.4 billion compared to the balance at December 31, 2022 primarily driven by the paydown of wholesale borrowings with cash received in the Signature Transaction.

Wholesale Borrowings

Wholesale borrowings at June 30, 2023 were $15.4 billion compared to $20.3 billion at December 31, 2022.

FHLB-NY and FHLB-Indianapolis advances accounted for $15.4 billion and $20.3 billion at June 30, 2023 and December 31, 2022, respectively. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY, FHLB-Indianapolis advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. At June 30, 2023 and December 31, 2022, $5.4 billion and $6.8 billion of our wholesale borrowings had callable features, respectively.

We had no federal funds outstanding at June 30, 2023 and December 31, 2022, respectively.

Junior Subordinated Debentures

Junior subordinated debentures totaled $577 million at June 30, 2023 compared to $575 million at December 31, 2022.

Subordinated Notes

At June 30, 2023, the balance of subordinated notes was $435 million, including $135 million assumed from the Flagstar acquisition.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $15.8 billion and $2.0 billion, at June 30, 2023 and December 31, 2022, respectively. The $13.8 billion increase in cash and cash equivalents includes custodial deposits related to the Signature Transaction.

Our $37.7 billion of total ready liquidity (cash and cash equivalents, unpledged securities, and FHLB borrowing capacity), approximately matching the balance of our uninsured deposits.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including wholesale borrowings and brokered deposits. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At June 30, 2023 our available borrowing capacity with the FHLB-NY was $15.4 billion. In addition, the Bank had available-for-sale securities of $7.8 billion, of which, $6.5 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing our liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds we may borrow. The maximum amount the Bank could borrow from the FRB-NY was $1.0 billion. There were no borrowings against these lines of credit at June 30, 2023.

CDs due to mature or reprice in one year or less from June 30, 2023 totaled $16.9 billion, representing 93 percent of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.
Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2023 the Parent Company held cash and cash equivalents of $131 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the OCC for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In the six months ended June 30, 2023, dividends of $280 million were paid by the Bank to the Parent Company. At June 30, 2023, the Bank had $479 million available for additional dividends, excluding bargain purchase gain from retained earnings.

At June 30, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At June 30, 2023, we had CDs of $18.2 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $10.9 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $536 million at June 30, 2023 an increase of $414 million compared to $122 million at December 31, 2022 driven by the Signature Transaction.

At June 30, 2023, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit. These commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes the Company’s commitments to originate loans and letters of credit:

(in millions)	June 30, 2023	December 31, 2022
Multi-family and commercial real estate	$96	$216
One-to-four family including interest rate locks	2,497	2,066
Acquisition, development, and construction	4,281	3,539
Warehouse loan commitments	5,479	8,042
Other loan commitments	11,484	7,964
Total loan commitments	$23,837	$21,827
Commercial, performance stand-by, and financial stand-by letters of credit	941	541
Total commitments	$24,778	$22,368

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

Based upon our current liquidity position, and ready liquidity of $37.7 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the three months ended June 30, 2023, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At June 30, 2023, we had no commitments to purchase securities.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At June 30, 2023, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
June 30, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,269	9.59%	$8,772	10.17%	$10,304	11.95%	$8,772	7.37%
Minimum for capital adequacy purposes	3,881	4.50	5,175	6.00	6,900	8.00	4,762	4.00
Excess	$4,388	5.09%	$3,597	4.17%	$3,404	3.95%	$4,010	3.37%
December 31, 2022
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
June 30, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,587	11.12%	$9,587	11.12%	$10,128	11.75%	$9,587	8.06%
Minimum for capital adequacy purposes	3,878	4.50	5,171	6.00	6,895	8.00	4,759	4.00
Excess	$5,709	6.62%	$4,416	5.12%	$3,233	3.75%	$4,828	4.06%
December 31, 2022
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

At June 30, 2023, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 395 basis points and the fully phased-in capital conservation buffer by 145 basis points.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	Three Months Ended,		Six months ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Stockholders’ Equity	$11,060	$10,782	$11,060	$6,824
Less: Goodwill and other intangible assets	(3,123)	(3,160)	(3,123)	(2,426)
Preferred stock	(503)	(503)	(503)	(503)
Tangible common stockholders’ equity	$7,434	$7,119	$7,434	$3,895

Total Assets	$118,796	$123,706	$118,796	$63,093
Less: Goodwill and other intangible assets	(3,123)	(3,160)	(3,123)	(2,426)
Tangible assets	$115,673	$120,546	$115,673	$60,667

Common stockholders’ equity to total assets	8.89%	8.31%	8.89%	10.02%
Tangible common stockholders’ equity to tangible assets	6.43%	5.91%	6.43%	6.42%
Book value per common share	$14.61	$14.23	$14.61	$13.56
Tangible book value per common share	$10.29	$9.86	$10.29	$8.35

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

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have $37.7 billion of total ready liquidity (cash and cash equivalents, unpledged securities, Fed Funds access and FHLB borrowing capacity), approximately matching the balance of our uninsured deposits. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At June 30, 2023 our deposit base includes $37.8 billion of uninsured deposits, reflecting a net increase of $18.2 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 43 percent of our total deposits.

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

Based on the information and assumptions in effect at June 30, 2023, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 over one year	(3.6)%
-100 over one year	(1.5)%
+100 over one year	(0.6)%
+200 over one year	(1.5)%

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

Based on the information and assumptions in effect at June 30, 2023, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 over one year	(8.9)%
-100 over one year	(4.9)%
+100 over one year	5.0%
+200 over one year	10.0%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2023, our analysis indicated that a further inversion of the yield curve would be expected to result in a 3.8 percent decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.5 percent increase in net interest income.

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

ITEM 1.	FINANCIAL STATEMENTS

New York Community Bancorp, Inc.
Consolidated Statements of Condition
(unaudited)

	June 30, 2023	December 31, 2022
(in millions, except per share data)
ASSETS:
Cash and cash equivalents	$15,806	$2,032
Securities:
Debt Securities available-for-sale $1,275 and $434 pledged at June 30, 2023 and December 31, 2022, respectively)	7,782	9,060
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	7,796	9,074
Loans held for sale ($1,572 and $1,115 measured at fair value, respectively)	2,194	1,115
Loans and leases held for investment, net of deferred loan fees and costs	83,278	69,001
Less: Allowance for credit losses on loans and leases	(594)	(393)
Total loans and leases held for investment, net	82,684	68,608
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,136	1,267
Premises and equipment, net	660	491
Core deposit and other intangibles	697	287
Goodwill	2,426	2,426
Mortgage servicing rights	1,031	1,033
Bank-owned life insurance	1,567	1,561
Other assets	2,799	2,250
Total assets	$118,796	$90,144
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$30,795	$22,511
Savings accounts	9,762	11,645
Certificates of deposit	18,188	12,510
Non-interest-bearing accounts	29,752	12,055
Total deposits	88,497	58,721
Borrowed funds:
Federal Home Loan Bank advances	15,400	20,325
Junior subordinated debentures	577	575
Subordinated notes	435	432
Total borrowed funds	16,412	21,332
Other liabilities	2,827	1,267
Total liabilities	107,736	81,320
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 744,506,254 and 705,429,386 shares issued; and 722,475,755 and 681,217,334 shares outstanding, respectively)	7	7
Paid-in capital in excess of par	8,204	8,130
Retained earnings	3,205	1,041
Treasury stock, at cost ($22,030,499 and 24,212,052 shares, respectively)	(217)	(237)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $255 and $240, respectively	(668)	(626)
Net unrealized loss on pension and post-retirement obligations, net of tax of $17 and $18, respectively	(43)	(46)
Net unrealized gain on cash flow hedges, net of tax of $(26) and $(20), respectively	69	52
Total accumulated other comprehensive loss, net of tax	(642)	(620)
Total stockholders’ equity	11,060	8,824
Total liabilities and stockholders’ equity	$118,796	$90,144

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income

	Three Months Ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
INTEREST INCOME:
Loans and leases	$1,161	$424	$2,028	$817
Securities and money market investments	337	49	504	85
Total interest income	1,498	473	2,532	902
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	232	24	389	32
Savings accounts	40	10	79	18
Certificates of deposit	169	12	256	23
Borrowed funds	157	68	353	138
Total interest expense	598	114	1,077	211
Net interest income	900	359	1,455	691
Provision for (recovery of) credit losses	49	9	219	7
Net interest income after provision for credit loan losses	851	350	1,236	684
NON-INTEREST INCOME:
Fee income	48	6	75	12
Bank-owned life insurance	11	7	21	14
Net (loss) on securities	(1)	—	(1)	(1)
Net return on mortgage servicing rights	25	—	47	—
Net gain on loan sales and securitizations	25	—	45	—
Net Loan administration income	39	—	46	—
Bargain purchase gain	141	—	2,142	—
Other	14	5	25	7
Total non-interest income	302	18	2,400	32
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	289	79	508	159
Occupancy and equipment	50	22	87	45
General and administrative	176	33	312	64
Total operating expense	515	134	907	268
Intangible asset amortization	37	—	54	—
Merger-related and restructuring expenses	109	4	176	11
Total non-interest expense	661	138	1,137	279
Income before income taxes	492	230	2,499	437
Income tax expense	79	59	80	111
Net income	$413	$171	$2,419	$326
Preferred stock dividends	8	8	16	16
Net income available to common stockholders	$405	$163	$2,403	$310
Basic earnings per common share	$0.55	$0.34	$3.37	$0.66
Diluted earnings per common share	$0.55	$0.34	$3.37	$0.66
Net income	$413	$171	$2,419	$326
Other comprehensive loss, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $36; $68; $15 and $150;, respectively	(102)	(176)	(42)	(391)
Change in pension and post-retirement obligations, net of tax of $(1); $0; $(1) and $0;, respectively	1	(1)	2	(1)
Change in net unrealized gain on cash flow hedges, net of tax of $(32); $(3); $(9) and $(7);, respectively	92	6	25	18
Reclassification adjustment for defined benefit pension plan, net of tax of $1; $0; $0 and $0;, respectively	—	1	1	1
Reclassification adjustment for net (loss) gain on cash flow hedges included in net income, net of tax $1; $0; $3 and $(2);, respectively	(4)	1	(8)	5
Total other comprehensive loss, net of tax	(13)	(169)	(22)	(368)
Total comprehensive income (loss), net of tax	$400	$2	$2,397	$(42)
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended June 30, 2023
Balance at March 31, 2023	722,150,297	$503	$7	$8,197	$2,923	$(219)	$(629)	$10,782
Shares issued for restricted stock, net of forfeitures	515,635	—	—	(4)	—	4	—	—
Compensation expense related to restricted stock awards		—	—	11	—	—	—	11
Net income		—	—	—	413	—	—	413
Dividends paid on common stock ($0.17)		—	—	—	(123)	—	—	(123)
Dividends paid on preferred stock ($15.94)		—	—	—	(8)	—	—	(8)
Purchase of common stock	(190,177)	—	—	—	—	(2)	—	(2)
Other comprehensive loss, net of tax		—	—	—	—	—	(13)	(13)
Balance at June 30, 2023	722,475,755	$503	$7	$8,204	$3,205	$(217)	$(642)	$11,060

Three Months Ended June 30, 2022
Balance at March 31, 2022	467,024,144	$503	$5	$6,107	$809	$(231)	$(284)	$6,909
Shares issued for restricted stock, net of forfeitures	28,930	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	171	—	—	171
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(809,996)	—	—	—	—	(7)	—	(7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(169)	(169)
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Six Months Ended June 30, 2023
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824
Issuance and exercise of FDIC Equity appreciation instrument	39,032,006	—	—	85	—	—	—	85
Shares issued for restricted stock, net of forfeitures	3,393,046	—	—	(31)	—	31	—	—
Compensation expense related to restricted stock awards	0	—	—	20	—	—	—	20
Net income	0	—	—	—	2,419	—	—	2,419
Dividends paid on common stock ($0.34)	0	—	—	—	(239)	—	—	(239)
Dividends paid on preferred stock ($31.88)	0	—	—	—	(16)	—	—	(16)
Purchase of common stock	(1,166,631)	—	—	—	—	(11)	—	(11)
Other comprehensive loss, net of tax	0	—	—	—	—	—	(22)	(22)
Balance at June 30, 2023	722,475,755	$503	$7	$8,204	$3,205	$(217)	$(642)	$11,060

Six Months Ended June 30, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,939,365	—	—	(27)	—	27	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15
Net income	—	—	—	—	326	—	—	326
Dividends paid on common stock ($0.34)	—	—	—	—	(158)	—	—	(158)
Dividends paid on preferred stock ($31.88)	—	—	—	—	(16)	—	—	(16)
Purchase of common stock	(1,711,930)	—	—	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(368)	(368)
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,419	$326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	219	7
Amortization of intangibles	54	—
Depreciation	18	9
Amortization of discounts and premiums, net	(119)	(2)
Net (gain) loss on securities	1	1
Net (gain) loss on sales of loans	(45)	—
Net gain on sales of fixed assets	—	(2)
Gain on business acquisition	(2,142)	—
Stock-based compensation	20	15
Deferred tax expense	(44)	(15)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(71)	42
(Decrease) increase in other liabilities	(969)	18
Purchases of securities held for trading	(10)	(35)
Proceeds from sales of securities held for trading	10	35
Change in loans held for sale, net	(911)	—
Net cash (used in) provided by operating activities	(1,570)	399
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,148	397
Proceeds from sales of securities available for sale	1,341	—
Purchase of securities available for sale	(1,111)	(788)
Redemption of Federal Home Loan Bank stock	967	175
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(836)	(76)
Proceeds from bank-owned life insurance, net	24	5
Purchases of loans	—	(144)
Net Proceeds from sales of MSR's	50	—
Other changes in loans, net	(2,433)	(2,650)
(Purchases) dispositions of premises and equipment, net	(53)	11
Cash acquired in business acquisition	25,043	—
Net cash provided by (used in) investing activities	24,140	(3,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,809)	6,185
Net decrease in short-term borrowed funds	(2,050)	(1,700)
Proceeds from long-term borrowed funds	500	2,955
Repayments of long-term borrowed funds	(3,374)	(3,510)
Net receipt of payments of loans serviced for others	367	—
Cash dividends paid on common stock	(239)	(158)
Cash dividends paid on preferred stock	(16)	(16)
Treasury stock repurchased	—	(7)
Payments relating to treasury shares received for restricted stock award tax payments	(11)	(12)
Net cash (used in) provided by financing activities	(8,632)	3,737
Net increase in cash, cash equivalents, and restricted cash (1)	13,938	1,066
Cash, cash equivalents, and restricted cash at beginning of year (1)	2,082	2,211
Cash, cash equivalents, and restricted cash at end of year (1)	$16,020	$3,277
Supplemental information:
Cash paid for interest	$1,043	$229

Cash paid for income taxes	17	8
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$1	$—
Securitization of loans to mortgage-backed securities available for sale	109	144
Shares issued for restricted stock awards	31	27
Business Combination:
Fair value of tangible assets acquired	37,542	—
Intangible assets	464	—
Liabilities assumed	35,779	—
Issuance of FDIC Equity appreciation instrument	85	—
(1) For further information on restricted cash, see Note 14 - Derivative and Hedging Activities

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

Flagstar Bank, N.A. currently operates 436 branches across nine states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3000 third-party mortgage originators. Flagstar Bank N.A. also operates through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

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
The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 6. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 6 has been updated to reflect gross charge-offs by year of origination for the three months ended June 30, 2023.
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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$405	$163	$2,403	$310
Less: Dividends paid on and earnings allocated to participating securities	(4)	(2)	(26)	(4)
Earnings applicable to common stock	$401	$161	$2,377	$306
Weighted average common shares outstanding	722,264,568	465,811,096	704,685,721	465,476,526
Basic earnings per common share	$0.55	$0.34	$3.37	$0.66
Earnings applicable to common stock	$401	$161	$2,377	$306
Weighted average common shares outstanding	722,264,568	465,811,096	704,685,721	465,476,526
Potential dilutive common shares	1,462,426	988,976	1,411,524	899,249
Total shares for diluted earnings per common share computation	723,726,994	466,800,072	706,097,245	466,375,775
Diluted earnings per common share and common share equivalents	$0.55	$0.34	$3.37	$0.66
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

In addition, as part of the consideration for the Signature Transaction, the Company granted the FDIC equity appreciation rights in the common stock of the Company under an equity appreciation instrument (the "Equity Appreciation Instrument"). On March 31, 2023, the Company issued 39,032,006 shares of Company common stock to the FDIC pursuant to the Equity Appreciation Instrument. On May 19, 2023, the FDIC completed the secondary offering of those shares.

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

Under the Agreement, the Company is expected to provide certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by the Company and which remain under the control of the FDIC (the “Interim Servicing”). The Interim Servicing includes activities related to the servicing of loan portfolios not acquired on behalf of the FDIC for a period of up to one year from the date of the Signature Transaction unless such loans are sold or transferred at an earlier time by the FDIC or until cancelled by the FDIC upon 60-days’ notice. The Interim Servicing may include other ancillary services requested by the FDIC to assist in their administration of the remaining assets and liabilities of Signature Bank. The FDIC will reimburse the Company for costs associated with the Interim Servicing based upon an agreed upon fee which approximates the cost to provide such services. As the FDIC intends to reimburse the Company for the costs to service the loans, neither a servicing asset nor servicing liability was recognized as part of the Signature Transaction.

The Company did not enter into a loss sharing arrangement with the FDIC in connection with the Signature Transaction.

As the Company finalizes its analysis of the assets acquired and liabilities assumed, there may be adjustments to the recorded carrying values. In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on June 30, 2023, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. Fair values subject to change include, but are not limited to, those related to loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

A summary of the net assets acquired and the estimated fair value adjustments resulting in the bargain purchase gain is as follows:

(in millions)	March 20, 2023
Net assets acquired before fair value adjustments	$2,973
Fair value adjustments:
Loans	(727)
Core deposit and other intangibles	464
Certificates of deposit	27
Other net assets and liabilities	39
FDIC Equity Appreciation Instrument	(85)
Deferred tax liability	(690)
Bargain purchase gain on Signature Transaction, as initially reported	$2,001
Measurement period adjustments, excluding taxes	53
Change in deferred tax liability	88
Bargain purchase gain on Signature Transaction, as adjusted	$2,142

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.1 billion during the six months ended June 30, 2023, which is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income.

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirers bid, the FDIC may be required to make a cash payment to the Company and the Company may be required to make a cash payment to the FDIC.

The assets acquired and liabilities assumed and consideration paid in the Signature Transaction were initially recorded at their estimated fair values based on management’s best estimates using information available at the date of the Signature Transaction, and are subject to adjustment for up to one year after the closing date of the Signature Transaction. The Company and the FDIC are engaged in ongoing discussions and settlement payments have been made that have impacted certain assets acquired or certain liabilities assumed by the Company on March 20, 2023 and are included as measurement period adjustments in the table below.

(in millions)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase Price consideration	$85	$—	$85

Fair value of assets acquired:
Cash & cash equivalents	25,043	—	25,043
Loans held for sale	232	—	232
Loans held for investment:
Commercial and industrial	10,102	(214)	9,888
Commercial real estate	1,942	(262)	1,680
Consumer and other	174	(1)	173
Total loans held for investment	12,218	(477)	11,741
CDI and other intangible assets	464		464
Other assets	679	(153)	526
Total assets acquired	38,636	(630)	38,006
Fair value of liabilities assumed:
Deposits	33,568	—	33,568
Other liabilities	2,982	(771)	2,211
Total liabilities assumed	36,550	(771)	35,779
Fair value of net identifiable assets	2,086	141	2,227
Bargain purchase gain	$2,001	$141	$2,142

During the three months ended June 30, 2023, the Company recorded preliminary measurement period adjustments to adjust the estimated fair value of loans and leases acquired and adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. Additionally, $449 million of loans were returned to the FDIC in accordance with the purchase and sale agreement. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

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

(in millions)	Total
Par value (UPB)	$583
ACL at acquisition	(13)
Non-credit (discount)	(76)
Fair value	$494

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the quarter and year-to-date periods ended June 30, 2023 include the operating results of the acquired assets and assumed liabilities of Signature Bridge Bank, N.A. subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

Signature Bridge Bank, N.A. was only in operation from March 12 to March 20, 2023 and does not have historical financial information on which we could base pro forma information. Additionally, we did not acquire all assets or assume all liabilities of Signature and the historical operations are not consistent with the transaction. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the Signature transaction in accordance with ASC 805-10-50-2.

Flagstar Bank

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar Bancorp”) in an all-stock transaction. The acquisition of Flagstar has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at December 1, 2022. The Company continues to review these valuations and certain of these estimated fair values are considered preliminary as of June 30, 2023, and subject to adjustment for up to one year after December 1, 2022. While the Company believes that the information available on December 1, 2022 provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

Note 4 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

(in millions)	For the Six Months Ended June 30, 2023
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$12	Interest expense
	(4)	Income tax benefit
	$8	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(1)	Included in the computation of net periodic cost (2)
	(1)	Total before tax
	—	Income tax benefit
	$(1)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$7
(1)Amounts in parentheses indicate expense items.
(2)See Note 12 - Pension and Other Post-Retirement Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	June 30, 2023
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$—	$162	$1,204
GSE CMOs	3,942	—	369	3,573
Private Label CMOs	180	4	1	183
Total mortgage-related debt securities	$5,488	$4	$532	$4,960
Other Debt Securities:
U. S. Treasury obligations	$—	$—	$—	$—
GSE debentures	1,974	—	330	1,644
Asset-backed securities (1)	332	—	9	323
Municipal bonds	7	—	—	7
Corporate bonds	789	3	39	753
Foreign notes	10	—	2	8
Capital trust notes	96	5	14	87
Total other debt securities	$3,208	$8	$394	$2,822
Total debt securities available for sale	$8,696	$12	$926	$7,782
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$8,712	$12	$928	$7,796
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $32 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,457	$—	$160	$1,297
GSE CMOs	3,600	1	300	3,301
Private Label CMOs	185	6	—	191
Total mortgage-related debt securities	$5,242	$7	$460	$4,789
Other Debt Securities:
U. S. Treasury obligations	$1,491	$—	$4	$1,487
GSE debentures	1,749	—	351	1,398
Asset-backed securities (1)	375	—	14	361
Municipal bonds	30	—	—	30
Corporate bonds	913	2	30	885
Foreign Notes	20	—	—	20
Capital trust notes	97	5	12	90
Total other debt securities	$4,675	$7	$411	$4,271
Total other securities available for sale	$9,917	$14	$871	$9,060
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,933	$14	$873	$9,074
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $31 million included in other assets in the Consolidated Statements of Condition.

At June 30, 2023, the Company had $605 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at June 30, 2023, the Company had $203 million of Federal Reserve Bank stock, at cost. The Company had $176 million of Federal Reserve Bank stock, at December 31, 2022.

For both the six months ended June 30, 2023 and 2022 there were realized losses on equity securities of $1 million recognized in earnings.

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$20	$247	$—	$20	$283
Due from one to five years	175	200	—	432	795
Due from five to ten years	322	1,377	7	409	1,738
Due after ten years	4,971	150	—	367	4,966
Total debt securities available for sale	$5,488	$1,974	$7	$1,228	$7,782
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Government agency and GSE obligations	$221	$1	$1,399	$328	$1,620	$329
GSE certificates	458	14	739	148	1,197	162
Private Label CMOs	20	1	—	—	20	1
GSE CMOs	2,391	81	1,182	288	3,573	369
Asset-backed securities	34	—	289	9	323	9
Municipal bonds	—	—	6	1	6	1
Corporate bonds	38	5	383	34	421	39
Foreign notes	8	2	—	—	8	2
Capital trust notes	1	—	78	14	79	14
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$3,171	$104	$4,090	$824	$7,261	$928

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

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2023 consisted of fifty-nine agency collateralized mortgage obligations, six capital trusts notes, nine asset-backed securities, ten corporate bonds, thirty-eight US government agency bonds, 249 mortgage-backed securities, one mutual fund, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2022 consisted of twenty-three agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, two corporate bonds, thirty-three US government agency bonds, 133 mortgage-backed securities, one mutual fund, and one municipal bond.

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

None of the remaining unrealized losses identified as of June 30, 2023 or December 31, 2022 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses remains with respect to debt securities as of June 30, 2023.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value for acquired loans:

	June 30, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$37,831	45.4%	$38,130	55.3%
Commercial real estate	10,613	12.7%	8,526	12.4%
One-to-four family first mortgage	5,889	7.1%	5,821	8.4%
Acquisition, development, and construction	2,481	3.0%	1,996	2.9%
Total mortgage loans held for investment (1)	56,814	68.2%	$54,473	78.9%
Other Loans:
Commercial and industrial	20,869	25.1%	10,597	15.4%
Lease financing, net of unearned income of $219 and $85, respectively	2,992	3.6%	1,679	2.4%
Total commercial and industrial loans (2)	23,861	28.7%	12,276	17.8%
Other	2,603	3.1%	2,252	3.3%
Total other loans held for investment	26,464	31.8%	14,528	21.1%
Total loans and leases held for investment (1)	$83,278	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(594)		(393)
Total loans and leases held for investment, net	82,684		68,608
Loans held for sale, at fair value	2,194		1,115
Total loans and leases, net	$84,878		$69,723
(1)Excludes accrued interest receivable of $387 million and $292 million at June 30, 2023 and December 31, 2022, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)Includes specialty finance loans and leases of $4.8 billion and $4.4 billion at June 30, 2023 and December 31, 2022, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of June 30, 2023, LGG loans totaled $614 million and the repurchase liability was $333 million.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $13 million at June 30, 2023.

Loans Held-for-Sale

Loans held-for-sale at June 30, 2023 totaled $2.2 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million in Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.
Asset Quality
All asset quality information excludes LGG that are insured by U.S government agencies.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2023 and December 31, 2022 we had no loans that were nonperforming and still accruing.
The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$79	$33	$—	$112	$37,719	$37,831
Commercial real estate	147	36	—	183	10,430	10,613
One-to-four family first mortgage	17	85	—	102	5,787	5,889
Acquisition, development, and construction	29	—	—	29	2,452	2,481
Commercial and industrial(1)	45	79	—	124	23,737	23,861
Other	18	—	—	18	2,585	2,603
Total	$335	$233	$—	$568	$82,710	$83,278
(1)Includes lease financing receivables, all of which were current.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$34	$13	$—	$47	$38,083	$38,130
Commercial real estate	2	20	—	22	8,504	8,526
One-to-four family first mortgage	21	92	—	113	5,708	5,821
Acquisition, development, and construction	—	—	—	—	1,996	1,996
Commercial and industrial(1)	—	7	—	7	12,269	12,276
Other	13	9	—	22	2,230	2,252
Total	$70	$141	$—	$211	$68,790	$69,001
(1)Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2023:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,423	$9,731	$5,785	$2,473	$54,412	$23,659	$2,582	$26,241
Special mention	803	261	9	—	1,073	86	—	86
Substandard	605	621	95	8	1,329	109	21	130
Doubtful	—	—	—	—	—	7	—	7
Total	$37,831	$10,613	$5,889	$2,481	$56,814	$23,861	$2,603	$26,464
(1)Includes lease financing receivables, all of which were classified as Pass.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2022:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,622	$7,871	$5,710	$1,992	$52,195	$12,208	$2,238	$14,446
Special mention	864	230	8	4	1,106	18	—	18
Substandard	644	425	103	—	1,172	50	14	64
Doubtful	—	—	—	—	0	—	—	—
Total	$38,130	$8,526	$5,821	$1,996	$54,473	$12,276	$2,252	$14,528
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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2023:

	Vintage Year
(in millions)	2023	2022		2021	2020	2019	Prior To 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass	$1,903	$13,645		$10,819	$9,880	$5,598	$12,288	$273	$6	$54,412
Special Mention	2	2		61	142	251	614	1	—	1,073
Substandard	4	2		31	42	254	993	—	3	1,329
Doubtful	—	—		—	—	—	—	—	—	—
Total mortgage loans	$1,909	$13,649		$10,911	$10,064	$6,103	$13,895	$274	$9	$56,814

Current-period gross writeoffs	—	—		—	—	(1)	(2)	—	—	(3)

Pass	$6,321	$2,338		$2,514	$3,706	$2,036	$1,122	$7,869	$335	$26,241
Special Mention	32	5		4	12	7	21	5	—	86
Substandard	5	5		5	33	2	56	18	6	130
Doubtful	—	—		—	7	—	—	—	—	7
Total other loans	$6,358	$2,348		$2,523	$3,758	$2,045	$1,199	$7,892	$341	$26,464

Current-period gross writeoffs	$—	$(1)		$(1)	$(1)	$—	$(2)	$—	$—	$(5)

Total	$8,267	$15,997	$—	$13,434	$13,822	$8,148	$15,094	$8,166	$350	$83,278

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
The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2023:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$41	$—
Commercial real estate	33	—
One-to-four family first mortgage	92	—
Commercial and industrial	—	39
Other	12	—
Total collateral-dependent loans held for investment	$178	$39

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three and six months ended June 30, 2023.
At June 30, 2023 and December 31, 2022, the Company had $93 million and $122 million of residential mortgage loans in the process of foreclosure and no residential mortgage loans in the process of foreclosure, respectively.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three months ended June 30, 2023
Commercial real estate	$8	$—	$—	$8	0.08%
One-to-four family first mortgage	—	2	2	4	0.07%
Commercial and Industrial	—	7	—	7	0.03%
Total	$8	$9	$2	$19
Six months ended June 30, 2023
Commercial real estate	$52	$—	$—	$52	0.49%
One-to-four family first mortgage	$—	$3	$3	6	0.10%
Commercial and Industrial	$—	$7	$—	7	0.03%
Total	$52	$10	$3	$65

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three months ended June 30, 2023
Commercial real estate	8.00%	4.0%
One-to-four family first mortgage	6.05%	4.8%	13.6
Commercial and industrial			0.76
Six months ended June 30, 2023
Commercial real estate	10.09%	4.0%
One-to-four family first mortgage	5.47%	4.4%	13.0
Commercial and industrial			0.76

As of June 30, 2023, there were $3 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the period and $3 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the period.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period:

	June 30, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
One-to-four family first mortgage	—	—	6	6
Total	$—	$—	$6	$6

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

The following table presents information regarding the Company's TDRs as of June 30, 2022:

	June 30, 2022
(dollars in millions)	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6
Commercial real estate	16	19	35
Commercial and industrial (1)	—	4	4
Total	$16	$29	$45
(1) Includes $4 million of taxi medallion-related loans at June 30, 2022.

The financial effects of the Company’s TDRs for the three and six months ended June 30, 2022 are summarized as follows:

				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Three Months Ended June 30, 2022
Commercial real estate	1	$—	$—	4.75%	9.75%	$—	$—
Six Months Ended June 30, 2022
Commercial real estate	2	$22	$19	6.00%	4.00%	$3	$—

Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	For the Six Months Ended June 30,
	2023			2022
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$290	$103	$393	$178	$21	$199
Adjustment for Purchased PCD Loans	—	13	13	—	—	—
Charge-offs	(3)	(5)	(8)	(4)	—	(4)
Recoveries	—	9	9	4	5	9
Provision for (recovery of) credit losses on loans and leases	43	144	187	30	(18)	12
Balance, end of period	$330	$264	$594	$208	$8	$216
As of June 30, 2023, the allowance for credit losses on loans and leases totaled $594 million, up $201 million compared to December 31, 2022.
The increase in the allowance for credit losses on loans and leases from December 31, 2022 to June 30, 2023 was primarily driven by a combination of increased loan balances as a result of the Signature Transaction and changes in the macroeconomic environment both on a spot and forecasted basis, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet.
As of June 30, 2023 and December 31, 2022, the allowance for unfunded commitments totaled $34 million and $23 million, respectively.
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

The following table presents additional information about the Company’s nonaccrual loans at June 30, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$32	$—	$—
Commercial real estate	34	—	1
One-to-four family first mortgage	78	—	—
Other (includes C&I)	59	—	—
Total nonaccrual loans with no related allowance	$203	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family first mortgage	7	3	—
Other (includes C&I)	20	15	—
Total nonaccrual loans with an allowance recorded	$30	$18	$—
Total nonaccrual loans:
Multi-family	$33	$—	$—
Commercial real estate	36	—	1
One-to-four family first mortgage	85	3	—
Other (includes C&I)	79	15	—
Total nonaccrual loans	$233	$18	$1

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	19	—	1
One-to-four family first mortgage	90	—	—
Other (includes C&I)	3	—	—
Total nonaccrual loans with no related allowance	$125	$—	$1
Nonaccrual loans with an allowance recorded:
Commercial real estate	$1	$—	$—
One-to-four family first mortgage	2	—	—
Other (includes C&I)	13	14	—
Total nonaccrual loans with an allowance recorded	$16	$14	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	20	—	1
One-to-four family first mortgage	92	—	—
Other (includes C&I)	16	14	—
Total nonaccrual loans	$141	$14	$1

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At June 30, 2023 and December 31, 2022, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $428 million and $32 million, respectively.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in millions)	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Interest income on lease financing (1)	$32	$52	$12	$24
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.
At June 30, 2023 and December 31, 2022, the carrying value of net investment in leases, excluding purchase accounting adjustments was $3.3 billion and $1.7 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	June 30, 2023	December 31, 2022
Net investment in the lease - lease payments receivable	$2,822	$1,685
Net investment in the lease - unguaranteed residual assets	461	60
Total lease payments	$3,283	$1,745

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	June 30, 2023
2023	$396
2024	526
2025	677
2026	574
2027	473
Thereafter	637
Total lease payments	$3,283
Plus: deferred origination costs	18
Less: unearned income	(219)
Less: purchase accounting adjustment	$(90)
Total lease finance receivables, net	$2,992

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
The components of lease expense were as follows:

(in millions)	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating lease cost	$25	$35	$7	$14
Sublease income	—	—	—	—
Total lease cost	$25	$35	$7	$14

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20	$30	$7	$14

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets (1)	$529	$119
Operating lease liabilities (2)	$536	$122
Weighted average remaining lease term	9 years	6 years
Weighted average discount rate %	4.38%	3.85%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	June 30, 2023
Maturities of lease liabilities:
2023	$26
2024	79
2025	73
2026	63
2027	59
Thereafter	416
Total lease payments	$716
Less: imputed interest	$(180)
Total present value of lease liabilities	$536

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

Changes in the fair value of residential first mortgage MSRs were as follows:

(in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at beginning of period	$1,034	$1,033
Additions from loans sold with servicing retained	43	81
Reductions from sales	(51)	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(16)	(34)
Changes in estimates of fair value due to interest rate risk (1) (2)	21	2
Fair value of MSRs at end of period	$1,031	$1,031
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

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.6%	$1,011	$993
Constant prepayment rate	8.2%	997	966
Weighted average cost to service per loan	$69	$1,021	$1,011

	December 31, 2022
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.9%	$1,012	$992
Constant prepayment rate	7.9%	1,000	970
Weighted average cost to service per loan	$68	$1,023	$1,013

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
The following table summarizes income and fees associated with owned MSRs:

(in millions)	Three months ended June 30, 2023	Six months ended June 30, 2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$54	$110
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(16)	(34)
Changes in fair value due to interest rate risk	21	2
Gain on MSR derivatives (2)	(35)	(32)
Net transaction costs	2	1
Total return (loss) included in net return on mortgage servicing rights	$26	$47
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

(in millions)	Three months ended June 30, 2023	Six months ended June 30, 2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$38	$74
Charges on subserviced custodial balances (2)	(40)	(69)
Other servicing charges	(1)	(2)
Total income on mortgage loans subserviced, included in loan administration	$(3)	$3
(1) Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of June 30, 2023 and December 31, 2022.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $183 million as of June 30, 2023 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	June 30, 2023	December 31, 2022
Wholesale borrowings:
FHLB advances	$15,400	$20,325
Total wholesale borrowings	$15,400	$20,325
Junior subordinated debentures	577	575
Subordinated notes	435	432
Total borrowed funds	$16,412	$21,332

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $40 million and $37 million, respectively, at June 30, 2023 and December 31, 2022.
Junior Subordinated Debentures
At June 30, 2023 and December 31, 2022, the Company had $609 million and $608 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.
The following table presents contractual terms of the junior subordinated debentures outstanding at June 30, 2023:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	0.06	$147	$141	Nov. 4, 2002	Nov. 1, 2051
New York Community Capital Trust X (2)	7.15	124	120	Dec. 14, 2006	Dec. 15, 2036
PennFed Capital Trust III (2)	8.8	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	7.19	58	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.79	26	25	Dec. 26, 2002	Dec. 26, 2032
Flagstar Statutory Trust III (2)	8.51	26	25	Feb. 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.41	26	25	Mar. 19, 2003	Mar 19, 2033
Flagstar Statutory Trust V (2)	7.26	26	25	Dec 29, 2004	Jan. 7, 2035
Flagstar Statutory Trust VI (2)	7.26	26	25	Mar. 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	7.30	52	50	Mar. 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	6.76	26	25	Sept. 22, 2005	Oct. 7, 2035
Flagstar Statutory Trust IX (2)	7.00	26	25	June 28, 2007	Sept. 15, 2037
Flagstar Statutory Trust X (2)	8.05	15	15	Aug. 31, 2007	Sept 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $32 million.

Subordinated Notes
At June 30, 2023 and December 31, 2022, the Company had a total of $435 million and $432 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

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
Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the three months ended June 30,
	2023		2022
(in millions)	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$2	$—	$1	$—
Expected return on plan assets	(3)	—	(4)	—
Amortization of net actuarial loss	1	—	1	—
Net periodic (credit) expense	$—	$—	$(2)	$—

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$3	$—	$2	$—
Expected return on plan assets	(7)	—	(8)	—
Amortization of net actuarial loss	3	—	1	—
Net periodic (credit) expense	$(1)	$—	$(5)	$—
(1)Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.
(2)Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2023. The Company does not expect to make any contributions to its pension plan in 2023.

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At June 30, 2023, the Company had a total of 19,213,596 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 6,388,840 shares of restricted stock, with an average fair value of $9.57 per share on the date of grant, during the six months ended June 30, 2023.

The shares of restricted stock that were granted during the six months ended June 30, 2023 and 2022, vest over a one- or five years period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $18 million and $14 million for the six months ended June 30, 2023 and 2022, including $9 million and $7 million for the three months ended June 30, 2023 and June 30, 2022.

The following table provides a summary of activity with regard to restricted stock awards:

	For the Six Months Ended June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	9,576,602	$10.92
Granted	6,388,840	9.57
Vested	(2,885,476)	11.08
Forfeited	(592,118)	10.72
Unvested at end of period	12,487,848	$10.20

As of June 30, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $110 million. This amount will be recognized over a remaining weighted average period of 3.1 years.
The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	794,984	$10.73
Granted	566,656	8.95
Released	(143,352)	10.34
Forfeited	0	—
Outstanding at end of period	1,218,288	9.95	January 1, 2022 - December 31, 2025	March 31, 2023 - 2026
PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $2 million for the three and six months ended June 30, 2023, and $1 million for the three and six months June 30, 2022. As of June 30, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $7 million. This amount will be recognized over a remaining weighted average period of 2.0 years. As of June 30, 2023, the Company believes it is probable that the performance conditions will be met.
The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $10 million and $3 million for the six months ended June 30, 2023 and June 30, 2022, including $4 million and $1 million for the three months ended June 30, 2023 and June 30, 2022.
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

Derivatives not designated as hedging instruments. The Company maintains a derivative portfolio of interest rate swaps, foreign currency swaps, futures and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments and US Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Income and Comprehensive Income.
Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At June 30, 2023, the Company had $69 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $52 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss at December 31, 2022.
Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of June 30, 2023.
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

The Company has entered into interest rate swaps with a notional amounts of $2.0 billion to hedge certain real estate loans using the portfolio layer method. For the three months ended June 30, 2023, the floating rate received related to the net settlement of this interest rate swap was greater than the fixed rate payments. As such, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $6 million.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $6.4 billion at June 30, 2023, of which unrealized gains of $34 million were due to the fair value hedge relationship. We have designated $2.0 billion of this portfolio of loans in a hedging relationship as of June 30, 2023.

The following tables set forth information regarding the Company’s derivative financial instruments:

	June 30, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$1	$—
Total	$5,500	$1	$—
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	$—	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$2,530	$3	$—
Mortgage-backed securities forwards	2,372	21	—
Rate lock commitments	1,954	10	—
Interest rate swaps and swaptions	7,414	136	—
Foreign currency swaps	19,825	—	—
Total	$34,095	$170	$—
Liabilities
Mortgage-backed securities forwards	$727	$—	$7
Rate lock commitments	543	—	10
Interest rate swaps and swaptions	1,442	—	61
Foreign currency swaps	$18,213	$—	$—
Total derivatives not designated as hedging instruments	$20,925	$—	$78

	December 31, 2022
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$3,750	$5	$—
Total	$3,750	$5	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,205	$2	$—
Mortgage-backed securities forwards	1,065	36	—
Rate lock commitments	1,539	9	—
Interest rate swaps and swaptions	7,594	182	—
Total	$11,403	$229	$—
Liabilities
Mortgage-backed securities forwards	$739	$—	$61
Rate lock commitments	527	—	10
Interest rate swaps and swaptions	2,445	—	65
Total derivatives not designated as hedging instruments	$3,711	$—	$136

The following table presents the derivative subject to a master netting agreement, including the cash pledged as collateral:

	June 30, 2023
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$1	$—	$1	$—	$92
Interest rate swaps on multi-family loans held for investment(1)	$—	$—	$—	$—	$34
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$21	$—	$21	$—	$(4)
Interest rate swaptions	136	—	136	—	(15)
Futures	3	—	3	—	—
Total derivative assets	$160	$—	$160	$—	$(19)
Liabilities
Futures	$—	$—	$—	$—	$—
Mortgage-backed securities forwards	7	—	7	—	6
Interest rate swaps (1)	61	—	61	—	26
Total derivative liabilities	$68	$—	$68	$—	$32
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

Interest rate swaps with notional amounts totaling $5.5 billion and $2.3 billion as of June 30, 2023 and December 31, 2022, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL:

(in millions)	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022	For the Six Months Ended June 30, 2022
Amount of gain (loss) recognized in AOCL	$34	$88	$25
Amount of reclassified from AOCL to interest expense	$(12)	$(4)	$7

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, additional interest expense reduction of $120 million is expected to be reclassified out of AOCL.

The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

(dollars in millions)		Three months ended June 30, 2023	Six months ended June 30, 2023
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$5	$3
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(29)	(22)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(11)	(13)
Rate lock commitments and US Treasury futures	Net gain on loan sales	18	38
Interest rate swaps (1)	Other non-interest income	1	1
Total derivative (loss) gain		$(16)	$7
(1) Includes customer-initiated commercial interest rate swaps.

Note 15 - Intangible Assets
Goodwill is presumed to have an indefinite useful life and is tested for impairment at the reporting unit level, at least once a year. There was no change in goodwill during the six months ended June 30, 2023.

As a result of the Signature Transaction, the Company recorded $462 million of core deposit intangible and other intangible assets that are amortizable.

At June 30, 2023, intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(50)	$650	$250	$(4)	$246
Other intangible assets	56	(9)	47	42	(1)	41
Total other intangible assets	$756	$(59)	$697	$292	$(5)	$287

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2023	$49
2024	108
2025	88
2026	79
2027	71
Total	$395

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	June 30, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,204	$—	$—	$1,204
GSE CMOs	—		3,573	—	—	3,573
Private Label CMOs	—		183	—	—	183
Total mortgage-related debt securities	$—		$4,960	$—	$—	$4,960
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$—		$—	$—	$—	$—
GSE debentures	—		1,644	—	—	1,644
Asset-backed securities	—		323	—	—	323
Municipal bonds	—		7	—	—	7
Corporate bonds	—		753	—	—	753
Foreign notes	—		8	—	—	8
Capital trust notes	—		87	—	—	87
Total other debt securities	$—		$2,822	$—	$—	$2,822
Total debt securities available for sale	$—		$7,782	$—	$—	$7,782
Equity securities:
Mutual funds and common stock	—		14	—	—	14
Total equity securities	—		14	—	—	14
Total securities	$—		$7,796	$—	$—	$7,796
Loans held-for-sale
Residential first mortgage loans	$—		$1,406	$—	$—	$1,406
Acquisition, development, and construction	—		157	—	—	157
Commercial and industrial loans	—	9	9	—	—	9
Derivative assets
Interest rate swaps and swaptions	—		137	—	—	137
Futures	—		3	—	—	3
Rate lock commitments (fallout-adjusted)	—		—	10	—	10
Mortgage-backed securities forwards	—		21	—	—	21
Mortgage servicing rights	—		—	1,031	—	1,031
Total assets at fair value	$—		$9,529	$1,041	$—	$10,570
Derivative liabilities
Mortgage-backed securities forwards	—		7	—	—	7
Interest rate swaps and swaptions	—		61	—	—	61
Rate lock commitments (fallout-adjusted)	—		—	10	—	10
Total liabilities at fair value	$—		$68	$10	$—	$78

	December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,297	$—	$—	$1,297
GSE CMOs	—	3,301	—	—	3,301
Private Label CMOs	—	191	—	—	191
Total mortgage-related debt securities	$—	$4,789	$—	$—	$4,789
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,487	$—	$—	$—	$1,487
GSE debentures	—	1,398	—	—	1,398
Asset-backed securities	—	361	—	—	361
Municipal bonds	—	30	—	—	30
Corporate bonds	—	885	—	—	885
Foreign notes	—	20	—	—	20
Capital trust notes	—	90	—	—	90
Total other debt securities	$1,487	$2,784	$—	$—	$4,271
Total debt securities available for sale	$1,487	$7,573	$—	$—	$9,060
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	—	14	—	—	14
Total securities	$1,487	$7,587	$—	$—	$9,074
Loans held-for-sale
Residential first mortgage loans	$—	$1,115	$—	$—	$1,115
Derivative assets
Interest rate swaps and swaptions	—	182	—	—	182
Futures	—	2	—	—	2
Rate lock commitments (fallout-adjusted)	—	—	9	—	9
Mortgage-backed securities forwards	—	36	—	—	36
Mortgage servicing rights	—	—	1,033	—	1,033
Total assets at fair value	$1,487	$8,922	$1,042	$—	$11,451
Derivative liabilities
Mortgage-backed securities forwards	—	61	—	—	61
Interest rate swaps and swaptions	—	65	—	—	65
Rate lock commitments (fallout-adjusted)	—	—	10	—	10
Total liabilities at fair value	$—	$126	$10	$—	$136

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
Three Months Ended June 30, 2023
Assets
Mortgage servicing rights (1)	$1,034	$5	$43	$(51)	—	—	$1,031
Rate lock commitments (net) (1)(2)	8	(17)	25			(16)	—
Totals	$1,042	$(12)	$68	$(51)	$—	$(16)	$1,031
Six Months Ended June 30, 2023
Assets
Mortgage servicing rights (1)	$1,033	$(32)	$81	$(51)		—	$1,031
Rate lock commitments (net) (1)(2)	(1)	(28)	60	—	—	(31)	—
Totals	$1,032	$(60)	$141	$(51)	$—	$(31)	$1,031
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
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2023:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
			Option adjusted spread	5.3% - 21.5% (5.6)%
Mortgage servicing rights	$1,031	Discounted cash flows	Constant prepayment rate	0% - 9.8% (8.2)%
			Weighted average cost to service per loan	$65 - $90 $(69)
Rate lock commitments (net)	$—	Consensus pricing	Origination pull-through rate	80.20%
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other assets(1)	$—	$—	$45	$45
Total	$—	$—	$45	$45
(1)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values. These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

	Fair Value Measurements at December 31, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)	$—	$—	$28	$28
Other assets (1)	—	—	41	41
Total	$—	$—	$69	$69
(1)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values. These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(2)Represents the fair value of impaired loans, based on the value of the collateral.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2023 and December 31, 2022:

	June 30, 2023
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$15,806	$15,806	$15,806
FHLB and FRB stock (1)	1,136	1,136	—		1,136
Loans and leases held for investment, net	82,684	79,144	—				79,144
Financial Liabilities:
Deposits	$88,497	$88,245	$70,309	(2)	$17,936	(3)
Borrowed funds	16,412	16,161			16,161
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

MSRs
The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For June 30, 2023, the weighted average life (in years) for the entire MSR portfolio was 6.96.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2023 and December 31, 2022.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Three Months ended June 30,	For the Six Months Ended June 30,
(dollars in millions)	2023	2023
Assets
Loans held-for-sale	$—	$—
Net gain on loan sales	$29	$57

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Nonaccrual loans:
Loans held-for-sale	$1	$1	$—
Loans held-for-investment	—	—	—
Total non-accrual loans	$1	$1	$—
Other performing loans:
Loans held-for-sale	$1,556	$1,571	$15
Total other performing loans	$1,556	$1,571	$15
Total loans:
Loans held-for-sale	$1,557	$1,572	$15
Total loans	$1,557	$1,572	$15

	December 31, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans:
Loans held-for-sale	1,095	1,115	20
Total other performing loans	$1,095	$1,115	$20
Total loans:
Loans held-for-sale	1,095	1,115	20
Total loans	$1,095	$1,115	$20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2023.

(b) Changes in Internal Controls.

Certain assets and liabilities of Signature Bridge Bank were acquired on March 20, 2023. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Form 10-Q for the quarter ended March 31, 2023 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Form 10-Q for the quarter ended March 31, 2023.

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

Communication and information systems are essential to the conduct of our business, as we use such systems, and those maintained and provided to us by third-party service providers, to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks have been , and may in the future be, vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that have had and could have an impact on information security. With the rise and permeation of online and mobile banking, the financial services industry in particular faces substantial cybersecurity risk due to the type of sensitive information provided by customers. We, and our third-party service providers, have been and may in the future be subject to cybersecurity incidents, including those affecting other financial institutions and industry groups. Our systems and those of our third-party service providers and customers are regularly the subject of attempted attacks that are increasingly sophisticated, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations. In addition, breaches of security have in the past and may in the future occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information, or that of our customers, clients, or counterparties. Certain previously identified cyber incidents have resulted, and future such events could result, in the breach of confidential and other information processed and stored in our computer systems and networks. These events could cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. Further, we may not know that an attack occurred until well after the event. Even after discovering an attempt or breach occurred, we may not know the extent of the impact of the attack for some period of time. This could cause us significant reputational damage or result in our experiencing significant losses.

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives. We may also be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including expenses for third-party expert consultants or outside counsel. We also may be subject to litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain. We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material financial impact and we have cyber insurance in place.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of June 30, 2023, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Second Quarter 2023
April 1 - 30, 2023	26,330	$8.93	$—	—
May 1 - 31, 2023	111,992	10.49	1	—
June 1 - 30, 2023	51,855	10.81	1	—
Total Second Quarter 2023	190,177	$10.36	$2	0

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.3	Form of certificate representing the Series A Preferred Stock (7)
4.4	Form of depositary receipt representing the Depositary Shares (7)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

DATE:	August 9, 2023	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Pinto
John J. Pinto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)