Form 10-Q
period 2023-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2023-11-09
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2023 was 722,488,113 shares.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	FHLB-NY	Federal Home Loan Bank of New York
ADC	Acquisition, development, and construction loan	FOAL	Fallout-Adjusted Locks
ALCO	Asset and Liability Management Committee	FOMC	Federal Open Market Committee
AOCL	Accumulated other comprehensive loss	FRB	Federal Reserve Board
ASC	Accounting Standards Codification	FRB-NY	Federal Reserve Bank of New York
ASU	Accounting Standards Update	Freddie Mac	Federal Home Loan Mortgage Corporation
BaaS	Banking as a Service	FTEs	Full-time equivalent employees
BOLI	Bank-owned life insurance	GAAP	U.S. generally accepted accounting principles
BP	Basis point(s)	GLBA	The Gramm Leach Bliley Act
C&I	Commercial and industrial loan	GNMA	Government National Mortgage Association
CDs	Certificates of deposit	GSE	Government-sponsored enterprises
CECL	Current Expected Credit Loss	HELOC	Home Equity Line of Credit
CFPB	Consumer Financial Protection Bureau	HELOAN	Home Equity Loan
CMOs	Collateralized mortgage obligations	HPI	Housing Price Index
CMT	Constant maturity treasury rate	LGG	Loans with government guarantees
CPI	Consumer Price Index	LHFS	Loans Held-for-Sale
CPR	Constant prepayment rate	LIBOR	London Interbank Offered Rate
CRA	Community Reinvestment Act	LTV	Loan-to-value ratio
CRE	Commercial real estate loan	MBS	Mortgage-backed securities
DIF	Deposit Insurance Fund	MSRs	Mortgage servicing rights
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NIM	Net interest margin
DSCR	Debt service coverage ratio	NOL	Net operating loss
EAR	Earnings at Risk	NPAs	Non-performing assets
EPS	Earnings per common share	NPLs	Non-performing loans
ERM	Enterprise Risk Management	NPV	Net Portfolio Value
ESOP	Employee Stock Ownership Plan	NYSE	New York Stock Exchange
EVE	Economic Value of Equity at Risk	OCC	Office of the Comptroller of the Currency
Fannie Mae	Federal National Mortgage Association	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	PAA	Purchase accounting adjustments
FCA	the United Kingdom's Financial Conduct Authority	ROU	Right of use asset
FDI Act	Federal Deposit Insurance Act	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	Signature	Signature Bridge Bank, N.A.
FHA	Federal Housing Administration	SEC	U.S. Securities and Exchange Commission
FHFA	Federal Housing Finance Agency	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructurings

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
•the ability to pay future dividends;

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
•the impacts related to or resulting from Russia’s military action in Ukraine and conflicts in the Middle East, including the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
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

See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2022, our Forms 10-Q for the quarters ended June 30, 2023 and March 31, 2023, and this Form 10-Q, for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

At September 30, 2023, total assets were $111.2 billion, up $21.1 billion compared to December 31, 2022. Total deposits were $82.7 billion at September 30, 2023, up $24.0 billion from December 31, 2022. These year-to-date increases were primarily due to our March 20, 2023, assumption of a substantial amount of the deposits and certain identified liabilities and the acquisition of certain assets and lines of business of Signature Bridge Bank, from the FDIC as receiver for Signature Bridge Bank (the “Signature Transaction”). See Note 3 “Business Combinations” to the Consolidated Financial Statements for further information regarding the Signature Transaction

For the three months ended September 30, 2023, net income was $207 million as compared to $413 million for the three months ended June 30, 2023. Net income available to common stockholders for the three months ended September 30, 2023 was $199 million, compared to $405 million for the three months ended June 30, 2023. Diluted EPS totaled $0.27 for the three months ended September 30, 2023 compared to $0.55 for the three months ended June 30, 2023.

Third quarter 2023 and second quarter 2023 net income and diluted EPS were impacted by merger related expenses of $91 million and $109 million, respectively, related to both the Signature Transaction and the Flagstar acquisition.

Loan Portfolio

At September 30, 2023, total C&I loans were $24.4 billion compared to $12.3 billion at December 31, 2022. The majority of the increase is attributable to the $10.0 billion of C&I loans acquired in the Signature Transaction along with growth in specialty finance and MSR lending, partially offset by seasonally lower mortgage warehouse balances.

The multi-family loan portfolio was $37.7 billion at September 30, 2023, down slightly compared to $38.1 billion at December 31, 2022. At September 30, 2023, multi-family loans represented 45 percent of total loans, compared to 55 percent at December 31, 2022, further demonstrating the reduction of our concentration in this asset class.

Commercial loans (commercial real estate and acquisition, development and construction loans) increased $2.9 billion at September 30, 2023 to $13.4 billion compared to $10.5 billion at December 31, 2022 largely attributable to the Signature Transaction and growth in our home builder finance portfolio.

One-to-four family residential loans totaled $5.9 billion at September 30, 2023, representing seven percent of total loans compared to $5.8 billion or eight percent of total loans at December 31, 2022. Other loans totaled $2.6 billion at September 30, 2023 compared to $2.3 billion at December 31, 2022. The other loan portfolio consists mostly of HELOC and other consumer loans.

Loans held-for-sale at September 30, 2023 totaled $1.9 billion, up from $1.1 billion at December 31, 2022, which reflects seasonally lower balances and the continued impact of higher mortgage rates.

Deposit Base

Deposits at September 30, 2023 totaled $82.7 billion up $24.0 billion compared to $58.7 billion at December 31, 2022 primarily driven by the Signature Transaction.

Our deposit base includes $31.3 billion of uninsured deposits at September 30, 2023 a net increase of $14.8 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 37.8 percent of our total deposits. These amounts were determined based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts. We also have $31.2 billion of total ready liquidity (cash and cash equivalents, unpledged securities, and FHLB borrowing capacity). Our total ready liquidity approximately matches the balance of our uninsured deposits.

Net Interest Income

For the three months ended September 30, 2023, net interest income totaled $882 million, down $18 million or 2 percent compared to the three months ended June 30, 2023. The decrease was driven by lower average earning assets, partially offset by a six basis point increase in net interest margin and lower average interest-bearing liabilities.

For the three months ended September 30, 2023, net interest margin was 3.27 percent up six basis points compared to the three months ended June 30, 2023. We continued to benefit from the higher interest rate environment and recently acquired loans, which positively impacted the yields on our assets.

Asset Quality

At September 30, 2023, NPA to total assets equaled 0.40 percent compared to 0.21 percent at June 30, 2023 while NPL to total loans equaled 0.52 percent compared to 0.28 percent at June 30, 2023. The increase in NPLs were primarily related to two commercial real estate loans in the office sector that added $139 million in the third quarter of 2023 and multi-family increased $91 million of which the largest individual loan was $42 million. Repossessed assets of $12 million were slightly lower compared to $13 million in the prior quarter.

Recent Events

Declaration of Dividend on Common Shares

On October 24, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share on the Company's common stock. The dividend is payable on November 16, 2023 to common stockholders of record as of November 6, 2023.

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

It should be noted that the level of prepayment income on loans recorded in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on such external factors as current market conditions, including real estate values, and the perceived or actual direction of market interest rates. This impact is most prevalent in our multi-family and CRE portfolios, and to a lesser extent in our C&I and ADC portfolios.. In addition, while a decline in market interest rates may trigger an increase in refinancing and, therefore, prepayment income, so too may an increase in market interest rates. It is not unusual for borrowers to lock in lower interest rates when they expect, or see, that market interest rates are rising rather than risk refinancing later at a still higher interest rate. The impact of prepayments on the current quarter and year was minimal.

Comparison to Prior Quarter

Net interest income for the three months ended September 30, 2023 was $882 million, down $18 million or 2.0 percent compared to the three months ended June 30, 2023 primarily due to the following:

•Interest income on cash and cash equivalents decreased $84 million driven by a decrease in the average balance of $7.5 billion due to a decrease in custodial deposits associated with the Signature Transaction partially offset by a 28 basis point increase in the average yield to 5.3 percent.

•Interest expense on average interest-bearing deposits increased $50 million to $491 million during the three months ended September 30, 2023, driven by a 35 basis point increase in the average cost of interest-bearing deposits due to rising interest rates and competition for deposits.

•Interest income on loans and leases increased $90 million primarily from rising commercial loan rates and increased income from acquired loans.

•Interest expense on borrowed funds decreased $18 million or 11.5 percent to $139 million primarily driven by a $2.6 billion or 14.3 percent decrease in the average balances partially offset by a 6 basis point increase in rates.

Comparison to Prior Year to Date

For the nine months ended September 30, 2023, net interest income totaled $2.3 billion, up $1.3 billion or 130 percent compared to $1.0 billion for the nine months ended September 30, 2022. The year-over-year increase was primarily the result of the Flagstar acquisition, which closed late last year, and the Signature Transaction, which closed in late March of this year and were not part of the Company in the first three quarters of 2022.

•Interest income on mortgages and other loans was driven by a $33.4 billion or 70.8 percent increase in average loan balances to $80.6 billion. This is primarily driven by the December 2022 acquisition of Flagstar and the March 2023 Signature Transaction. Additionally, we had a 187 basis point increase in the average loan yield to 5.4 percent in the current year quarter due primarily to the rising interest rate environment.

•Interest income on securities was positively impacted by a 168 basis point increase in the average yield to 4.11 percent from 2.4 percent along with a 3.5 billion or 50.3 percent increase in the average securities balance to $10.3 billion primarily driven by the nine month contribution from the Flagstar acquisition.

•Interest-earning cash and cash equivalents reflected a 399 basis point increase in the average yield to 5.1 percent driven by higher short-term market rates and an increase in the average balance of $8.8 billion driven by the Signature Transaction.

•Interest expense on average interest-bearing deposits increased $1.0 billion to $1.2 billion during the nine months ended September 30, 2023, driven by a 223 basis point increase in the average cost of interest-bearing deposits due to rising interest rates. Average interest earning deposits grew $20.9 billion, or 60.8 percent, to $55.3 billion. The balance growth primarily reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds increased $281 million or 133.18 percent to $492 million driven by a 168 basis point increase in rates in addition to a $3.3 billion or 21.8 percent increase in the average balance to $18.7 billion primarily driven by the December acquisition of Flagstar.

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

	Three Months Ended,
	September 30, 2023				June 30, 2023
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$85,691	$1,251		5.82%	$83,810	$1,161		5.55%
Securities (2) (3)	10,317	111		4.30%	9,781	102		4.18%
Reverse repurchase agreements	299	5		6.11%	429	6		5.85%
Interest-earning cash and cash equivalents	10,788	145		5.31%	18,279	229		5.03%
Total interest-earning assets	$107,095	$1,512		5.62%	$112,299	$1,498		5.34%
Non-interest-earning assets	7,179				8,974
Total assets	$114,274				$121,273
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$31,321	$268		3.40%	$30,647	$232		3.05%
Savings accounts	9,628	43		1.76%	10,015	40		1.61%
Certificates of deposit	17,545	180		4.06%	18,587	169		3.61%
Total interest-bearing deposits	$58,494	$491		3.33%	$59,249	$441		2.98%
Short term borrowed funds	5,632	62		4.38%	6,807	75		4.46%
Other borrowed funds	9,964	77		3.04%	11,393	82		2.88%
Total Borrowed funds	$15,596	$139		3.53%	$18,200	$157		3.47%
Total interest-bearing liabilities	$74,090	$630		3.37%	$77,449	$598		3.10%
Non-interest-bearing deposits	25,703				24,613
Other liabilities	3,286				8,321
Total liabilities	$103,079				$110,383
Stockholders’ equity	11,195				10,890
Total liabilities and stockholders’ equity	$114,274				$121,273
Net interest income/interest rate spread		$882		2.25%		$900		2.24%
Net interest margin				3.27%				3.21%
Ratio of interest-earning assets to interest-bearing liabilities			1.45	x			1.45	x
(1)Amounts are net of net deferred loan origination costs/(fees) and includes loans held for sale and non-performing loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

	Nine Months Ended,
	September 30, 2023				September 30, 2022
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$80,569	$3,279		5.43%	$47,158	$1,259		3.56%
Securities (2) (3)	10,314	318		4.11%	6,864	125		2.43%
Reverse repurchase agreements	503	21		5.74%	388	7		2.35%
Interest-earning cash and cash equivalents	11,127	426		5.11%	2,326	20		1.12%
Total interest-earning assets	$102,513	$4,044		5.27%	$56,736	$1,411		3.32%
Non-interest-earning assets	7,582				4,993
Total assets	$110,095				$61,729
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$28,385	$657		3.09%	$16,915	$104		0.82%
Savings accounts	10,240	122		1.60%	9,245	33		0.49%
Certificates of deposit	16,627	436		3.50%	8,197	46		0.75%
Total interest-bearing deposits	$55,252	$1,215		2.94%	$34,357	$183		0.71%
Short term borrowed funds	7,146	241		4.50%	1,925	17		1.16%
Other borrowed funds	11,537	251		2.91%	13,419	194		1.93%
Total Borrowed funds	$18,683	$492		3.52%	$15,344	$211		1.84%
Total interest-bearing liabilities	$73,935	$1,707		3.09%	$49,701	$394		1.06%
Non-interest-bearing deposits	21,214				4,332
Other liabilities	4,518				750
Total liabilities	$99,667				$54,783
Stockholders’ equity	10,428				6,946
Total liabilities and stockholders’ equity	$110,095				$61,729
Net interest income/interest rate spread		$2,337		2.18%		$1,017		2.26%
Net interest margin				3.05%				2.39%
Ratio of interest-earning assets to interest-bearing liabilities			1.39	x			1.14	x
(1)Amounts are net of net deferred loan origination costs/(fees) and includes loans held for sale and non-performing loans.
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

	Three Months Ended,			Nine Months Ended,
	September 30, 2023 compared to June 30, 2023 Increase/(Decrease) Due to:			September 30, 2023 compared to September 30, 2022 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$27	$63	$90	$1,361	$659	$2,020
Securities	$6	$3	$9	$106	$87	$193
Reverse repurchase agreements	$(2)	$1	$(1)	$5	$9	$14
Interest Earning Cash & Cash Equivalent	$(99)	$15	$(84)	$337	$69	$406
Total interest-earnings assets	$(68)	$82	$14	$1,809	$824	$2,633
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$6	$30	$36	$266	$287	$553
Savings accounts	$(2)	$5	$3	$12	$77	$89
Certificates of deposit	$(11)	$22	$11	$221	$169	$390
Short Term Borrowed Funds	$(10)	$(3)	$(13)	$176	$48	$224
Other Borrowed Funds	$(16)	$11	$(5)	$(41)	$98	$57
Total interest-bearing liabilities	$(33)	$65	$32	$634	$679	$1,313
Change in net interest income	$(35)	$17	$(18)	$1,175	$145	$1,320

Comparison to Prior Quarter

The Company's net interest margin for the three months ended September 30, 2023, was 3.27 percent, up six basis points compared to the three months ended June 30, 2023. The increase was driven by both a higher level of average earnings assets due to the Signature Transaction, along with higher yields on those assets.

Average loan balances increased $1.9 billion, or 2%, to $85.7 billion compared to the previous quarter, while the loan yield increased 27 basis points on a quarter-over-quarter basis to 5.82%. Average cash balances decreased to $10.8 billion during the third quarter compared to $18.3 billion during the second quarter, while the average yield rose 28 basis points to 5.31% from 5.03%.

Average interest-bearing liabilities decreased $3.4 billion, or 4%, to $74.1 billion on a quarter-over-quarter basis with the average cost increasing 27 basis points to 3.37% compared to 3.10%. Average interest-bearing deposits decreased $755 million, or 1%, to $58.5 billion, while the average cost rose 35 basis points to 3.33%. Average borrowed funds declined $2.6 billion, or 14%, to $15.6 billion, while the average cost of borrowed funds increased six basis points to 3.53%. Average non-interest-bearing deposit balances rose $1.1 billion, or 4%, to $25.7 billion compared to the previous quarter.

Comparison to Prior Year to Date

For the nine months ended September 30, 2023, the net interest margin was 3 percent, up 66 basis points compared to the nine months ended September 30, 2022. The year-over-year increase was primarily the result of a larger balance sheet driven by both the Flagstar acquisition and the Signature Transaction, and due to organic loan growth, along with the impact of higher interest rates. Average interest-earning assets increased $45.8 billion, or 81 percent, on a year-over-year basis to $102.5 billion for the nine months ended September 30, 2023, while the average yield rose 195 basis points to 5.27 percent.

Average loan balances rose $33.4 billion, or 71 percent, to $80.6 billion while the average loan yield rose 187 basis points to 5.43 percent on a year-over-year basis. Average cash balances increased $8.8 billion to $11.1 billion, while the average yield rose to 5.11 percent from 1.12 percent. Average securities increased $3.5 billion, or 50 percent, to $10.3 billion, while the average yield improved to 4.11 percent from 2.43 percent.

Average interest-bearing liabilities increased $24.2 billion, or 49 percent, to $73.9 billion while the average cost increased to 3.09 percent from 1.06 percent. Average interest-bearing deposits rose $20.9 billion, or 61 percent, while the average cost of deposits increased to 2.94 percent compared to 0.71 percent. Average borrowed funds increased $3.3 billion to $18.7 billion while the average cost rose to 3.52 percent from 1.84 percent. Average non-interest-bearing deposits rose $16.9 billion to $21.2 billion.

Provision for Credit Losses

Comparison to Prior Quarter

The three months ended September 30, 2023 the provision for credit losses totaled $62 million compared to a $49 million provision for the three months ended June 30, 2023.

During the third quarter 2023, we incorporated the commercial loans and unfunded commitments acquired in the Signature Transaction in the Company's allowance for credit loss models which resulted in a net provision benefit of $13 million.The $75 million provision on the remainder of the portfolio was driven by increases to our estimated loan loss and unfunded commitment reserves as a result of changes in the macroeconomic environment, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet. In addition, the increase reflects unfavorable market conditions in the CRE portfolio (primarily office). During the quarter we had net charge-offs totaling $24 million.

The second quarter 2023 provision of $49 million included increases of $13 million related to specific reserves for new non-accrual loans and the remainder was driven by changes in the macroeconomic forecast.

Comparison to Prior Year to Date

The nine months ended September 30, 2023 provision for credit losses was $281 million compared to $9 million for the nine months ended September 30, 2022. The 2023 provision includes a $132 million initial provision for credit losses related to the initial ACL measurement of non-PCD acquired loans from the Signature Transaction and a $20 million provision for credit losses on legacy Signature Bank debt securities held by the Company prior to the transaction. The remaining $129 million was driven by increases to our estimated loan loss and unfunded commitment reserves as a result of changes in the macroeconomic environment discussed above. During the nine months ended September 30, 2023, we had net charge-offs totaling $23 million.

For additional information about our methodologies for recording recoveries of, and provisions for, credit losses, please refer to Critical Accounting Policies in our Form 10-K for the year ended December 31, 2022, which is available on our website, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); net return on our MSR asset; net gain on loan sales and securitizations, net loan administration income (including loan subservicing income); income from our investment in BOLI; and “other” sources, including the revenues produced through the sale of third-party investment products.

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,		Nine Months Ended,
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Bargain purchase gain	$—	$141	$2,142	$—
Fee income	58	48	133	17
Net return on mortgage servicing rights	23	25	70	—
Net gain on loan sales and securitizations	28	25	73	—
Other	21	14	46	10
Bank-owned life insurance	11	11	32	24
Net loan administration income	19	39	65	—
Net (loss) gain on securities	—	$(1)	(1)	(2)
Total non-interest income	$160	$302	$2,560	$49

Comparison to Prior Quarter

For the three months ended September 30, 2023, non-interest income totaled $160 million as compared to $302 million in the second quarter, primarily due by the following:

•There was no income impact related to the bargain gain as compared to $141 million in recorded in the second quarter related to the Signature Transaction.

•Net loan administration income totaled $19 million for the three months ended September 30, 2023 compared to $39 million for the three months ended June 30, 2023 driven by a reduction in subservicing income related to a decrease in loans being serviced for the FDIC related to the Signature Transaction.

•The net return on mortgage servicing rights was $23 million or 8.0 percent for the third quarter compared to $25 million or 9.7 percent for the second quarter.

•Third quarter 2023 non-interest income includes a gain on loan sales of $28 million compared to $25 million during the second quarter, with a gain on sale margin of 59 basis points compared to 51 basis points last quarter.

Comparison to Prior Year to Date

Non-interest income increased $2.5 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the bargain purchase gain of $2.1 billion related to the Signature Transaction. Increases in non-interest income were also driven by the inclusion of the Flagstar acquisition and Signature Transaction including $116 million increase in fee income, net return on mortgage servicing rights of $70 million, gain on loan sales of $73 million and loan administration income of $65 million.

Non-Interest Expense

Comparison to Prior Quarter

For the three months ended September 30, 2023, non-interest expenses totaled $712 million, up $51 million, or 8 percent compared to the three months ended June 30, 2023.

Total operating expenses for the three months ended September 30, 2023 were $585 million, up $70 million compared to $515 million for the second quarter 2023. The increase was primarily driven by higher compensation and benefits due to the impact of recently added private banking teams and revenue-driven performance.

Comparison to Prior Year to Date

Non-interest expense increased $1.4 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Total operating expenses for the nine months ended September 30, 2023 were up $1.1 billion compared to the nine months ended September 30, 2022. Both increases were primarily due the inclusion of Flagstar and Signature activity.

Income Tax Expense

Comparison to Prior Quarter

For the three months ended September 30, 2023, the Company reported a provision for income taxes of $61 million compared to $79 million for the three months ended June 30, 2023. Income tax expense for both the current quarter and for the second quarter 2023 was impacted by the Signature Transaction and Flagstar acquisition. The effective tax rate was 22.7 percent for the third quarter 2023.

Comparison to Prior Year to Date

For the nine months ended September 30, 2023, the Company reported a provision for income taxes of $141 million, compared to $164 million for the nine months ended September 30, 2022. Income tax expense for the current year was impacted by the Signature Transaction and Flagstar acquisition.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased $21.1 billion to $111.2 billion as of September 30, 2023, compared to $90.1 billion at December 31, 2022 due to the Signature Transaction, which closed on March 20, 2023, and organic loan growth.

The Company acquired approximately $12 billion of loans, net of purchase accounting adjustments ("PAA"), $34 billion of deposits, net of PAA, and $2 billion of other liabilities related to the Signature Transaction.

Total loans and leases held for investment were $84.0 billion at September 30, 2023 compared to $69.0 billion at December 31, 2022. The increase was driven by the aforementioned loans acquired from the Signature Transaction and organic loan growth.

The securities portfolio totaled $8.7 billion at September 30, 2023, compared to $9.1 billion at December 31, 2022. As of September 30, 2023, the Company has no held-to-maturity securities portfolio and all of the Company’s securities were designated as “Available-for-Sale”, unchanged from December 31, 2022.

Total deposits grew $24.0 billion, or 41 percent to $82.7 billion at September 30, 2023 compared to $58.7 billion at December 31, 2022 primarily driven by the deposits assumed in the Signature Transaction. Included in the September 30, 2023 balance are $2.0 billion in non-interest-bearing custodial deposits related to the Signature Transaction.

Wholesale borrowings at September 30, 2023 were $13.6 billion compared to $20.3 billion at December 31, 2022, reflecting the use of some of the cash acquired from the Signature Transaction to reduce the level of FHLB-NY borrowings.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	September 30, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$37,698	44.9%	$38,130	55.3%
Commercial real estate	10,486	12.5%	8,526	12.4%
One-to-four family first mortgage	5,882	7.0%	5,821	8.4%
Acquisition, development, and construction	2,910	3.5%	1,996	2.9%
Total mortgage loans	$56,976	67.8%	$54,473	78.9%
Other Loans:
Commercial and industrial	$24,423	29.1%	$12,276	17.8%
Other loans	2,596	3.1%	2,252	3.3%
Total other loans held for investment	$27,019	32.2%	$14,528	21.1%
Total loans and leases held for investment	$83,995	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(619)		(393)
Total loans and leases held for investment, net	$83,376		$68,608
Loans held for sale	1,926		1,115
Total loans and leases, net	$85,302		$69,723

The following table summarizes our production of loans held for investment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
(dollars in millions)	Amount	Amount	Amount	Amount
Mortgage Loan Originated for Investment:
Multi-family	$204	$217	$761	$7,065
Commercial real estate	280	278	867	737
One-to-four family first mortgage	115	98	487	157
Acquisition, development, and construction	495	593	1,273	83
Total mortgage loans originated for investment	$1,094	$1,186	$3,388	$8,042
Other Loans Originated for Investment:
Specialty finance	$2,228	$1,905	$5,468	$4,075
Commercial and industrial	1,192	1,581	3,270	433
Other	406	312	1,056	5
Total other loans originated for investment	$3,826	$3,797	$9,793	$4,513
Total loans originated for investment	$4,920	$4,983	$13,181	$12,555

Multi-Family Loans

The multi-family loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents.

The multi-family loan portfolio was $37.7 billion at September 30, 2023, down slightly compared to $38.1 billion at December 31, 2022 due to a combination of higher interest rates and our loan diversification strategy.

The majority of our multi-family loans were secured by rental apartment buildings.

At September 30, 2023, $21.5 billion or 57 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State, many of which are, subject to rent regulation laws. The weighted average LTV of the New York State rent regulated multi-family portfolio was 59 percent as of September 30, 2023 as compared to 61 percent at December 31, 2022.

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

During the remaining years, the loan resets to an annually adjustable rate that is indexed to CME Term SOFR or Prime, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-or seven-year term. As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight.

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
Our success as a multi-family lender partly reflects the solid relationships we have developed with the market’s leading mortgage brokers and generational direct relationships, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. The process of producing such loans is generally four to six weeks in duration.

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

In addition to requiring a minimum DSCR of 120 percent on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75 percent of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Exceptions to these levels are made to borrowers on a case by case basis and approved by the joint authority of credit and lending officers and when necessary, the Board Credit Committee of the Board.

We continue to monitor our loans held for investment portfolio and the related allowance for credit losses, particularly given the economic pressures facing the commercial real estate and multi-family markets. While our multi-family lending niche has not been immune to downturns in the credit cycle, the limited number of losses we have recorded, even in adverse credit cycles, suggests that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have historically tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, they have been more likely to retain their tenants in adverse economic times. In addition, we generally exclude any short-term property tax exemptions and abatement benefits the property owners receive when we underwrite our multi-family loans.

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At September 30, 2023
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$6,960	19%
Brooklyn	6,199	16%
Bronx	3,645	10%
Queens	2,834	8%
Staten Island	134	—%
Total New York City	$19,772	53%
New Jersey	5,092	14%
Long Island	511	1%
Total Metro New York	$25,375	68%
Other New York State	1,242	3%
Pennsylvania	3,729	10%
Florida	1,690	4%
Ohio	1,015	3%
Arizona	435	1%
All other states	4,212	11%
Total	$37,698	100%

Commercial Real Estate

At September 30, 2023, CRE loans represented $10.5 billion, or 12.5 percent, of total loans held for investment, reflecting a $2.0 billion increase when compared to $8.5 billion at December 31, 2022. Approximately $1.9 billion of CRE loans were acquired in the Signature Transaction.

CRE loans represented $280 million, or 5.7 percent, of the loans we originated in the third quarter 2023 as compared to $278 million, or 5.6 percent in the second quarter 2023.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2023, the largest concentration of CRE loans were secured by properties in the metro New York City area. Refer to the Geographical Analysis table included below for additional details.

Approximately $3.4 billion of the CRE portfolio are office properties with an average balance of approximately $10 million and located primarily in the New York metro area.

The terms of more than half of our CRE loans are similar to the terms of our multi-family credits which primarily feature a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. In addition to customary fixed rate terms, we now also offer floating rates advances indexed to CME Term SOFR. These products are generally offered in combination with interest rate cap or swaps that provide borrowers with additional optionality to manage their interest rate risk. Following the initial fixed rate period, the loan resets to an adjustable interest rate that is indexed to CME Term SOFR or Prime, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

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

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At September 30, 2023
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$5,413	52%
Michigan	990	9%
New Jersey	589	6%
Florida	415	4%
Texas	103	1%
Pennsylvania	376	3%
Ohio	119	1%
All other states	2,481	24%
Total	$10,486	100%

Acquisition, Development, and Construction Loans

At September 30, 2023, our ADC loans represented $2.9 billion, or 3.5 percent, of total loans held for investment, reflecting an increase of $914 million compared to December 31, 2022.

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

C&I Loans

At September 30, 2023 C&I loans totaled $24.4 billion or 29.1 percent of total loans held-for-investment. Included in this portfolio is $5.6 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

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

Underlying mortgage loans are predominantly originated using the agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. At September 30, 2023, we had $5.6 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.6 billion at our discretion.

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

Specialty Finance

At September 30, 2023, specialty finance loans and leases totaled $5.2 billion or 6 percent of total loans held for investment, up $753 million or 17 percent compared to December 31, 2022.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of September 30, 2023, 82 percent of specialty finance loan commitments are structured as floating rate obligations which will benefit in a rising rate environment.

In the third quarter of 2023, the Company originated $2.2 billion of specialty finance loans and leases, representing 45 percent of total originations compared to $1.6 billion for the same period in 2022, representing 41 percent of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

One-to-Four Family Loans

At September 30, 2023, one-to-four family loans represented $5.9 billion, including $925 million of LGG, or 7 percent, of total loans held for investment. As of September 30, 2023, the repurchase liability on LGG loans was $362 million. As of December 31, 2022 one-to-four family loans totaled $5.8 billion. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2023, non-government guaranteed loans in this portfolio had an average current FICO score of 741 and an average LTV of 53.

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

Other Loans

At September 30, 2023, other loans totaled $2.6 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans.

Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of September 30, 2023, loans in this portfolio had an average current FICO score of 750.

As of September 30, 2023, loans in our indirect portfolio had an average current FICO score of 745. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

Loans held-for-sale at September 30, 2023 totaled $1.9 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million of Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Lending Authority

We maintain credit limits in compliance with regulatory requirements. Under regulatory guidance, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. We have a tracking and reporting process to monitor lending concentration levels, and all new commercial real estate credit exposures to relationships that exceed $200 million and all other commercial credit exposures to relationships that exceed $100 million must be approved by the Board Credit Committee of the Board. Exceptions to these levels are made to borrowers on a case by case basis, with the approval of the Board Credit Committee of the Board. Relationships less than the aforementioned limits including those discussed throughout the loans held for investment section of this document, are approved by the joint authority of credit officers and lending officers. The Board Credit Committee has authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks, including regulatory considerations, and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

At September 30, 2023 and December 31, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Asset Quality

All asset quality information excludes LGG that are insured by U.S government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	September 30, 2023	December 31, 2022
Non-performing loans to total loans held for investment	0.52%	0.20%
Non-performing assets to total assets	0.40	0.17
Allowance for credit losses on loans and leases to non-performing loans	142.79	278.87
Allowance for credit losses on loans and leases to total loans held for investment	0.74	0.57

Delinquent and non-performing loans held for investment and Repossessed Assets

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			September 30, 2023
			compared to
			December 31, 2022
(dollars in millions)	September 30, 2023	December 31, 2022	Amount	Percent
Loans 30 to 89 Days Past Due:
Multi-family	$60	$34	$26	76%
Commercial real estate	26	2	24	1200%
One-to-four family first mortgage	19	21	(2)	(10)%
Acquisition, development, and construction	1	—	1	NM
Commercial and industrial	43	2	41	2050%
Other loans	20	11	9	82%
Total loans 30-89 days past due	$169	$70	99	141%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2023 and December 31, 2022, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

It is our policy to order updated appraisals for all non-performing loans 90 days or more past due that are collateralized by multi-family buildings, CRE properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan.

The following table presents our non-performing loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2022
			to
			September 30, 2023
(dollars in millions)	September 30, 2023	December 31, 2022	Amount	Percent
Non-Performing Loans(1):
Non-accrual mortgage loans:
Multi-family	$102	$13	$89	685%
Commercial real estate	157	20	137	685%
One-to-four family first mortgage	90	92	(2)	(2)%
Acquisition, development, and construction	$1	$—	1	NM
Total non-accrual mortgage loans	$350	$125	225	180%
Commercial and industrial	65	3	62	2067%
Other non-accrual loans(2)	19	13	6	46%
Total non-performing loans	$434	$141	293	208%
Repossessed assets	12	12	—	—%
Total non-performing assets	$446	$153	293	192%
(1)Unpaid principal balance.
(2)Includes home equity, consumer and other loans.

The following table sets forth the changes in non-accrual loans over the nine months ended September 30, 2023:

(in millions)
Balance at December 31, 2022	$141
New non-accrual, including acquired from acquisition	384
Charge-offs	(20)
Transferred to repossessed assets	(3)
Loan payoffs, including dispositions and principal pay-downs	(34)
Restored to performing status	(34)
Balance at September 30, 2023	$434

At September 30, 2023 total non-accrual mortgage loans increased $225 million to $350 million, while commercial and industrial increased $62 million to $65 million and other non-accrual loans increased $6 million to $19 million compared December 31, 2022. The increase in NPLs were primarily related to two commercial real estate loans in the office sector that added $139 million in the third quarter of 2023 and multi-family increased $91 million of which the largest individual loan was $42 million.

At September 30, 2023, NPAs to total assets equaled 0.40 percent compared to 0.21 percent at June 30, 2023 while NPLs to total loans equaled 0.52 percent compared to 0.20 percent at December 31, 2022. Repossessed assets of $12 million were relatively unchanged compared to the $13 million recorded in the prior quarter.
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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120 percent for multi-family loans and 130 percent for CRE loans. At origination, we typically lend up to 75 percent of the appraised value on multi-family buildings and up to 65 percent on commercial properties. Exceptions to these DSCR and LTV limitations are minimal and approved by the joint authority of credit and lending officers and when necessary, the Board Credit Committee of the Board.

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
Multi-family and CRE loans are generally originated at conservative LTVs and DSCRs, as previously stated. Lower LTVs provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit; in many cases, they reduce the likelihood of the borrower “walking away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of net charge-offs in our multifamily and specialty finance portfolios have been relatively low in downward credit cycles.

For the three months ended September 30, 2023, our gross charge-offs were $26 million and net charge-offs were $24 million, compared to gross charge-offs of $3 million and net recoveries of $1 million for the three months ended June 30, 2023. For the nine months ended September 30, 2023, our gross charge-offs were $34 million and net charge-offs were $23 million, compared to gross charge-offs of $5 million and net recoveries of $5 million over the same period in 2022.

The allowance for credit losses on loans and leases increased $226 million from December 31, 2022 to September 30, 2023. The day 1 impact of the Signature Transaction that closed on March 20, 2023 added $138 million to the reserve. The remaining net increase of approximately $88 million consisted of a $111 million provision partially offset by net charge-offs of $23 million. The $111 million provision was driven by changes in the macroeconomic forecasts, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet. In addition, the increase reflects unfavorable market conditions in the CRE portfolio (primarily office). The allowance for credit losses on loans and leases represented 143 percent of non-performing loans at September 30, 2023, as compared to 279 percent at the prior year-end.

The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies and controls with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes. Any increase in the loan loss allowance or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations and, among other things, our ability to pay dividends.

Based upon all relevant and available information at September 30, 2023, management believes that the allowance for credit losses on loans and leases represents a reasonable estimate based upon our judgment as of that date.

The following table presents information on the Company's net charge-offs:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
(dollars in millions)
Charge-offs:
Multi-family	$2	$—	$2	$1
Commercial real estate	14	—	14	4
One-to-four family residential	—	1	3	—
Commercial and industrial	6	—	6	—
Other	4	2	9	—
Total charge-offs	$26	$3	$34	$5

Recoveries:
Commercial real estate	—	—	—	(4)
Commercial and industrial	(1)	(3)	(8)	(6)
Other	(1)	(1)	(3)	—
Total recoveries	$(2)	$(4)	$(11)	$(10)

Net charge-offs (recoveries)	$24	$(1)	$23	$(5)

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Nine Months Ended,
(dollars in millions)	September 30, 2023	September 30, 2022
Multi-family
Net charge-offs (recoveries) during the period	$2	$1
Average amount outstanding	$37,908	$35,825
Net charge-offs (recoveries) as a percentage of average loans	0.01%	—%

Commercial real estate
Net charge-offs (recoveries) during the period	$14	$—
Average amount outstanding	$9,950	$6,673
Net charge-offs (recoveries) as a percentage of average loans	0.14%	—%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$3	$—
Average amount outstanding	$5,901	$139
Net charge-offs (recoveries) as a percentage of average loans	0.05%	—%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$2,403	$217
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Commercial and Industrial Loans
Net charge-offs (recoveries) during the period	$(2)	$(6)
Average amount outstanding	$20,218	$4,298
Net charge-offs (recoveries) as a percentage of average loans	-0.01%	(0.14)%

Other Loans
Net charge-offs (recoveries) during the period	$6	$—
Average amount outstanding	$4,189	$6
Net charge-offs (recoveries) as a percentage of average loans	0.14%	—%

Total loans
Net charge-offs (recoveries) during the period	$23	$(5)
Average amount outstanding	$80,569	$47,158
Net charge-offs (recoveries) as a percentage of average loans	0.03%	(0.01)%

Securities

Total securities were $8.7 billion, or 8 percent, of total assets at September 30, 2023, compared to $9.1 billion, or 10 percent of total assets at December 31, 2022. At September 30, 2023 and December 31, 2022, all of our securities were designated as “Available-for-Sale”. At September 30, 2023, 15 percent of our portfolio are floating rate securities.

As of September 30, 2023, the net unrealized loss on securities available for sale, net of tax, was $863 million as compared to $626 million at December 31, 2022, reflecting the rising interest rate environment.

At September 30, 2023, available-for-sale securities had an estimated weighted average life of six years. Included in the quarter-end amount were mortgage-related securities of $5.7 billion and other debt securities of $3.0 billion.

At the prior year-end, available-for-sale securities were $9.1 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $4.8 billion of the year-end balance, with other debt securities accounting for the remaining $4.3 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at September 30, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	2.71%	4.32%	—%	—%
Due from one to five years	3.34	5.44	—	6.62
Due from five to ten years	2.77	1.56	3.16	5.04
Due after ten years	4.06	1.09	—	5.73
Total debt securities available for sale	3.97	2.39	3.16	5.83
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At September 30, 2023 the Company had $578 million and $329 million of FHLB-NY stock, at cost, and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, the Company had Federal Reserve Bank stock, at cost, of $203 million and $176 million at September 30, 2023 and December 31, 2022, respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI at September 30, 2023 rose $15 million to $1.6 billion compared to December 31, 2022.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. As of September 30, 2023 and December 31, 2022 goodwill was $2.4 billion.

Sources of Funds

The Parent Company has three primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; capital raised through the issuance of securities; and funding raised through the issuance of debt instruments.

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

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $8.1 billion of our deposits at September 30, 2023, compared to $5.1 billion at December 31, 2022. Brokered money market accounts represented $2.3 billion of total brokered deposits at September 30, 2023 and $2.8 billion at December 31, 2022; brokered interest-bearing checking accounts represented $0.7 billion and $1.0 billion, respectively. At September 30, 2023, we had $5.1 billion of brokered CDs, compared to $1.3 billion at December 31, 2022.

Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At September 30, 2023 our deposit base includes $31.3 billion of uninsured deposits a net increase of $14.8 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 38 percent of our total deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	September 30, 2023	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$4,893	$3,749
Time deposits otherwise uninsured with a maturity of:
3 months or less	1,733	969
Over 3 months through 6 months	1,032	604
Over 6 months through 12 months	1,624	1,269
Over 12 months	504	907
Total time deposits otherwise uninsured	$4,893	$3,749

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings (FHLB-NY and FHLB-Indianapolis advances) and, to a lesser extent, junior subordinated debentures and subordinated notes. At September 30, 2023, total borrowed funds decreased $6.7 billion to $14.6 billion compared to the balance at December 31, 2022 primarily driven by the paydown of wholesale borrowings with cash received in the Signature Transaction.

Wholesale Borrowings

Wholesale borrowings at September 30, 2023 were $13.6 billion compared to $20.3 billion at December 31, 2022.

FHLB-NY and FHLB-Indianapolis advances accounted for $13.0 billion and $20.3 billion at September 30, 2023 and December 31, 2022, respectively. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY, FHLB-Indianapolis advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. At September 30, 2023 and December 31, 2022, $3.2 billion and $6.8 billion of our wholesale borrowings had callable features, respectively.

We had $547 million of federal funds outstanding at September 30, 2023. At December 31, 2022, there were no federal funds outstanding.

Junior Subordinated Debentures

Junior subordinated debentures totaled $578 million at September 30, 2023 compared to $575 million at December 31, 2022.

Subordinated Notes

At September 30, 2023, the balance of subordinated notes was $437 million, including $135 million assumed from the Flagstar acquisition, as compared to $432 million at December 31, 2022.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $6.9 billion and $2.0 billion, at September 30, 2023 and December 31, 2022, respectively. The $4.9 billion increase in cash and cash equivalents includes custodial deposits related to the Signature Transaction.

At September 30, 2023, our total ready liquidity (cash and cash equivalents, unpledged securities, and FHLB borrowing capacity),was $31.2 billion , approximately matching the balance of our uninsured deposits.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including wholesale borrowings and brokered deposits. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At September 30, 2023 our available borrowing capacity with the FHLB-NY was $16.9 billion. In addition, the Bank had available-for-sale securities of $8.7 billion, of which, $7.4 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing our liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds we may borrow. The maximum amount the Bank could borrow from the FRB-NY was $1.0 billion. There were no borrowings against these lines of credit at September 30, 2023.

CDs due to mature or reprice in one year or less from September 30, 2023 totaled $15.7 billion, representing 90 percent of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.
Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2023 the Parent Company held cash and cash equivalents of $160 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the OCC for the Signature

Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In the nine months ended September 30, 2023, dividends of $430 million were paid by the Bank to the Parent Company. At September 30, 2023, the Bank had $555 million available for additional dividends, excluding bargain purchase gain from retained earnings.

At September 30, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At September 30, 2023, we had CDs of $17.3 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $7.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $456 million at September 30, 2023 an increase of $334 million compared to $122 million at December 31, 2022 driven by the Signature Transaction.

At September 30, 2023, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit. These commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes the Company’s commitments to originate loans and letters of credit:

(in millions)	September 30, 2023	December 31, 2022
Multi-family and commercial real estate	$85	$216
One-to-four family including interest rate locks	2,054	2,066
Acquisition, development, and construction	4,076	3,539
Warehouse loan commitments	6,489	8,042
Other loan commitments	11,690	7,964
Total loan commitments	$24,394	$21,827
Commercial, performance stand-by, and financial stand-by letters of credit	578	541
Total commitments	$24,972	$22,368

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

Based upon our current liquidity position, and ready liquidity of $31.2 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the three months ended September 30, 2023, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At September 30, 2023, we had no commitments to purchase securities.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At September 30, 2023, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
September 30, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,382	9.59%	$8,885	10.17%	$10,462	11.97%	$8,885	7.92%
Minimum for capital adequacy purposes	3,932	4.50	5,242	6.00	6,990	8.00	4,487	4.00
Excess	$4,450	5.09%	$3,643	4.17%	$3,472	3.97%	$4,398	3.92%
December 31, 2022
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
September 30, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,690	11.10%	$9,690	11.10%	$10,274	11.77%	$9,690	8.64%
Minimum for capital adequacy purposes	3,929	4.50	5,239	6.00	6,985	8.00	4,484	4.00
Excess	$5,761	6.60%	$4,451	5.10%	$3,289	3.77%	$5,206	4.64%
December 31, 2022
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

At September 30, 2023, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 397 basis points and the fully phased-in capital conservation buffer by 147 basis points.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments
In May 2023, the FDIC proposed a special deposit insurance assessment on banking organizations with greater than $5 billion in assets to recover the costs associated with bank failures that have occurred since March 2023. As proposed, the special assessment would be collected by the FDIC over an anticipated total of eight quarterly assessments beginning with the first quarter of 2024. The comment period for the proposed rule has ended and the final rule is expected to be issued later in 2023. While the ultimate impact of the special assessment will be dependent on the final rule, the Company has estimated that its special assessment under the provisions of the proposed rule would be approximately $36 million, which is expected to be recognized in earnings upon issuance of the final rule. The Company continues to monitor regulatory changes related to these developments which have also increased regulatory and market focus on the liquidity, asset-liability management and unrealized securities losses of banks.

On July 27, 2023, the Federal Banking Agencies, the FDIC, the Federal Reserve, and the OCC, released a notice of proposed rulemaking that would make significant amendments to the Basel III Capital Rules applicable to both the Company and the Bank. In general, the proposed rule would align the regulatory capital calculation methodology for Category III and IV banking organizations with the methodology applicable to Category I and II banking organizations. In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “Expanded Risk-Based Approach,” including standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a new approach for market risk that would be based upon internal models and standardized supervisory models. If adopted as proposed, the Company would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the Expanded Risk-Based Approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. In addition, the proposal would require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for mortgage servicing assets and deferred tax assets, among other things. The proposal, if enacted, would have an effective date of July 1, 2025, with certain elements, such as the recognition of AOCI in regulatory capital and changes in risk-weighted assets calculated under the Expanded Risk-Based Approach, having a three-year phase-in period. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.

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

We managed our interest rate risk by taking the following actions: (1) Continue to increase the Investments portfolio with an overall shorter duration profile; (2) The use of derivatives to manage our interest rate position; (3) Increased the focus on retaining and increasing our branch deposits base.

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have $31.2 billion of total ready liquidity (cash and cash equivalents, unpledged securities, and FHLB borrowing capacity), approximately matching the balance of our uninsured deposits. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At September 30, 2023 our deposit base includes $31.3 billion of uninsured deposits, reflecting a net increase of $14.8 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 38 percent of our total deposits.

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

Based on the information and assumptions in effect at September 30, 2023, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 over one year	1.8%
-100 over one year	0.9%
+100 over one year	(1.4)%
+200 over one year	(3.1)%

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

Based on the information and assumptions in effect at September 30, 2023, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 over one year	(3.0)%
-100 over one year	(2.0)%
+100 over one year	2.2%
+200 over one year	4.4%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2023, our analysis indicated that a further inversion of the yield curve would be expected to result in a 0.9 decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.6 percent increase in net interest income.

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

Signature Transaction - Certain Financial Information

In accordance with the guidance provided in Staff Accounting Bulletin Topic 1:K, “Financial Statements of Acquired Troubled Financial Institutions” (“SAB 1:K”) the Company has omitted certain financial information on the Signature Transaction required by Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X. SAB 1:K provides relief from the requirements of Rule 3-05 and Article 11 of Regulation S-X under certain circumstances, including a transaction such as the Signature Transaction, in which the registrant engages in an acquisition of a troubled financial institution for which historical financial statements are not reasonably available or relevant and in which federal assistance is an essential and significant part of the transaction.

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

ITEM 1.	FINANCIAL STATEMENTS

New York Community Bancorp, Inc.
Consolidated Statements of Condition

	September 30, 2023	December 31, 2022
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$6,929	$2,032
Securities:
Debt Securities available-for-sale ($1,380 and $434 pledged at September 30, 2023 and December 31, 2022, respectively)	8,723	9,060
Equity investments with readily determinable fair values, at fair value	13	14
Total securities	8,736	9,074
Loans held for sale ($1,325 and $1,115 measured at fair value, respectively)	1,926	1,115
Loans and leases held for investment, net of deferred loan fees and costs	83,995	69,001
Less: Allowance for credit losses on loans and leases	(619)	(393)
Total loans and leases held for investment, net	83,376	68,608
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,110	1,267
Premises and equipment, net	638	491
Core deposit and other intangibles	661	287
Goodwill	2,426	2,426
Mortgage servicing rights	1,135	1,033
Bank-owned life insurance	1,576	1,561
Other assets	2,717	2,250
Total assets	$111,230	$90,144
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$31,087	$22,511
Savings accounts	9,415	11,645
Certificates of deposit	17,310	12,510
Non-interest-bearing accounts	24,863	12,055
Total deposits	82,675	58,721
Borrowed funds:
Federal Home Loan Bank advances	13,023	20,325
Fed funds purchased	547	—
Total wholesale borrowings	13,570	20,325
Junior subordinated debentures	578	575
Subordinated notes	437	432
Total borrowed funds	14,585	21,332
Other liabilities	2,977	1,267
Total liabilities	100,237	81,320
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 744,520,822 and 705,429,386 shares issued; and 722,485,257 and 681,217,334 shares outstanding, respectively)	7	7
Paid-in capital in excess of par	8,217	8,130
Retained earnings	3,278	1,041
Treasury stock, at cost ($22,035,565 and 24,212,052 shares, respectively)	(217)	(237)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $324 and $240, respectively	(863)	(626)
Net unrealized loss on pension and post-retirement obligations, net of tax of $17 and $18, respectively	(42)	(46)
Net unrealized gain on cash flow hedges, net of tax of $(41) and $(20), respectively	110	52
Total accumulated other comprehensive loss, net of tax	(795)	(620)
Total stockholders’ equity	10,993	8,824
Total liabilities and stockholders’ equity	$111,230	$90,144
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
INTEREST INCOME:
Loans and leases	$1,251	$442	$3,279	$1,259
Securities and money market investments	261	67	765	152
Total interest income	1,512	509	4,044	1,411
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	268	72	657	104
Savings accounts	43	15	122	33
Certificates of deposit	180	23	436	46
Borrowed funds	139	73	492	211
Total interest expense	630	183	1,707	394
Net interest income	882	326	2,337	1,017
Provision for (recovery of) credit losses	62	2	281	9
Net interest income after provision for credit loan losses	820	324	2,056	1,008
NON-INTEREST INCOME:
Fee income	58	5	133	17
Bank-owned life insurance	11	10	32	24
Net (loss) on securities	—	(1)	(1)	(2)
Net return on mortgage servicing rights	23	—	70	—
Net gain on loan sales and securitizations	28	—	73	—
Net Loan administration income	19	—	65	—
Bargain purchase gain	—	—	2,142	—
Other	21	3	46	10
Total non-interest income	160	17	2,560	49
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	346	79	854	238
Occupancy and equipment	55	22	142	67
General and administrative	184	31	496	95
Total operating expense	585	132	1,492	400
Intangible asset amortization	36	—	90	—
Merger-related and restructuring expenses	91	4	267	15
Total non-interest expense	712	136	1,849	415
Income before income taxes	268	205	2,767	642
Income tax expense	61	53	141	164
Net income	$207	$152	$2,626	$478
Preferred stock dividends	8	8	25	25
Net income available to common stockholders	$199	$144	$2,601	$453
Basic earnings per common share	$0.27	$0.31	$3.62	$0.96
Diluted earnings per common share	$0.27	$0.30	$3.61	$0.96
Net income	$207	$152	$2,626	$478
Other comprehensive loss, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $69; $67; $84 and $217, respectively	(195)	(176)	(237)	(567)
Change in pension and post-retirement obligations, net of tax of $—; $—; $(1) and $—, respectively	—	—	2	(1)
Change in net unrealized gain on cash flow hedges, net of tax of $(17); $(11); $(26) and $(18), respectively	47	28	72	46
Reclassification adjustment for defined benefit pension plan, net of tax of $—; $—; $— and $—, respectively	1	1	2	2
Reclassification adjustment for net (loss) gain on cash flow hedges included in net income, net of tax $2; $1; $5 and $(1), respectively	(6)	(2)	(14)	3
Total other comprehensive loss, net of tax	(153)	(149)	(175)	(517)
Total comprehensive income (loss), net of tax	$54	$3	$2,451	$(39)
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended September 30, 2023
Balance at June 30, 2023	722,475,755	$503	$7	$8,204	$3,205	$(217)	$(642)	$11,060
Shares issued for restricted stock, net of forfeitures	43,458	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	0	—	—	13	—	—	—	13
Net income	0	—	—	—	207	—	—	207
Dividends paid on common stock ($0.17)	0	—	—	—	(125)	—	—	(125)
Dividends paid on preferred stock ($15.94)	0	—	—	—	(9)	—	—	(9)
Purchase of common stock	(33,956)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	0	—	—	—	—	—	(153)	(153)
Balance at September 30, 2023	722,485,257	$503	$7	$8,217	$3,278	$(217)	$(795)	$10,993

Three Months Ended September 30, 2022
Balance at June 30, 2022	466,243,078	$503	$5	$6,114	$893	$(238)	$(453)	$6,824
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	152	—	—	152
Dividends paid on common stock ($0.17)	—	—	—	—	(80)	—	—	(80)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(107,022)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(149)	(149)
Balance at September 30, 2022	466,136,056	$503	$5	$6,121	$957	$(238)	$(602)	$6,746

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Nine Months Ended September 30, 2023
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824
Issuance and exercise of FDIC Equity appreciation instrument	39,032,006	—	—	85	—	—	—	85
Shares issued for restricted stock, net of forfeitures	3,436,504	—	—	(31)	—	31	—	—
Compensation expense related to restricted stock awards	—	—	—	33	—	—	—	33
Net income	—	—	—	—	2,626	—	—	2,626
Dividends paid on common stock ($0.51)	—	—	—	—	(364)	—	—	(364)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(1,200,587)	—	—	—	—	(11)	—	(11)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(175)	(175)
Balance at September 30, 2023	722,485,257	$503	$7	$8,217	$3,278	$(217)	$(795)	$10,993

Nine Months Ended September 30, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,939,365	—	—	(27)	—	27	—	—
Compensation expense related to restricted stock awards	—	—	—	22	—	—	—	22
Net income	—	—	—	—	478	—	—	478
Dividends paid on common stock ($0.51)	—	—	—	—	(237)	—	—	(237)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(1,818,952)	—	—	—	—	(19)	—	(19)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(517)	(517)
Balance at September 30, 2022	466,136,056	$503	$5	$6,121	$957	$(238)	$(602)	$6,746

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(in millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,626	$478
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	281	9
Amortization of intangibles	90	—
Depreciation	29	13
Amortization of discounts and premiums, net	(221)	(8)
Net (gain) loss on securities	1	2
Net (gain) loss on sales of loans	(73)	—
Net gain on sales of fixed assets	—	(2)
Gain on business acquisition	(2,142)	—
Stock-based compensation	33	22
Deferred tax expense	(32)	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(135)	65
(Decrease) increase in other liabilities	(358)	51
Purchases of securities held for trading	(10)	(75)
Proceeds from sales of securities held for trading	10	75
Change in loans held for sale, net	(615)	—
Net cash (used in) provided by operating activities	(516)	631
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,254	571
Proceeds from sales of securities available for sale	1,341	—
Purchase of securities available for sale	(2,346)	(2,190)
Redemption of Federal Home Loan Bank stock	1,069	311
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(912)	(207)
Proceeds from bank-owned life insurance, net	27	5
Purchases of loans	—	(157)
Net Proceeds from sales of MSR's	50	—
Other changes in loans, net	(3,077)	(3,084)
(Purchases) dispositions of premises and equipment, net	(42)	9
Cash acquired in business acquisition	25,043	—
Net cash provided by (used in) investing activities	22,407	(4,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(9,641)	6,646
Net decrease in short-term borrowed funds	(705)	115
Proceeds from long-term borrowed funds	3,675	6,930
Repayments of long-term borrowed funds	(9,725)	(9,810)
Net receipt of payments of loans serviced for others	(48)	—
Cash dividends paid on common stock	(364)	(237)
Cash dividends paid on preferred stock	(25)	(25)
Treasury stock repurchased	—	(7)
Payments relating to treasury shares received for restricted stock award tax payments	(11)	(12)
Net cash (used in) provided by financing activities	(16,844)	3,600
Net increase in cash, cash equivalents, and restricted cash (1)	5,047	(511)
Cash, cash equivalents, and restricted cash at beginning of year (1)	2,082	2,211
Cash, cash equivalents, and restricted cash at end of year (1)	$7,129	$1,700
Supplemental information:

Cash paid for interest	$1,656	$399
Cash paid for income taxes	32	13
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$4	$—
Securitization of loans to mortgage-backed securities available for sale	109	157
Shares issued for restricted stock awards	31	27
Business Combination:
Fair value of tangible assets acquired	37,526	—
Intangible assets	464	—
Liabilities assumed	35,763	—
Issuance of FDIC Equity appreciation instrument	85	—

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

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in connection with the determination of the allowance for credit losses, mortgage servicing rights, the Flagstar acquisition and the Signature Transaction.

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

The Company adopted ASU 2022-02 effective January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs. The impact of the adoption resulted in an immaterial change to the allowance for credit losses ("ACL"), thus no adjustment to retained earnings was recorded. Disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty as presented in Note 6. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, the current year vintage disclosure included in Note 6 has been updated to reflect gross charge-offs by year of origination for the three months ended September 30, 2023.

ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued: March 2023
ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.
The Company adopted ASU 2023-02 effective January 1, 2023 and it did not have a significant impact on the Company's consolidated financial statements.

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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$199	$144	$2,601	$453
Less: Dividends paid on and earnings allocated to participating securities	(2)	(2)	(27)	(6)
Earnings applicable to common stock	$197	$142	$2,574	$447
Weighted average common shares outstanding	722,486,509	465,115,180	710,684,522	465,354,754
Basic earnings per common share	$0.27	$0.31	$3.62	$0.96
Earnings applicable to common stock	$197	$142	$2,574	$447
Weighted average common shares outstanding	722,486,509	465,115,180	710,684,522	465,354,754
Potential dilutive common shares	2,426,381	979,177	1,753,527	926,184
Total shares for diluted earnings per common share computation	724,912,890	466,094,357	712,438,049	466,280,938
Diluted earnings per common share and common share equivalents	$0.27	$0.30	$3.61	$0.96
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

As the Company finalizes its analysis of the assets acquired and liabilities assumed, there may be adjustments to the recorded carrying values. In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on September 30, 2023, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. Fair values subject to change include, but are not limited to, those related to loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

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

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.1 billion during the nine months ended September 30, 2023, which is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income.

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

(in millions)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase Price consideration	$85	$—	$85

Fair value of assets acquired:
Cash & cash equivalents	25,043	—	25,043
Loans held for sale	232	—	232
Loans held for investment:
Commercial and industrial	10,102	(214)	9,888
Commercial real estate	1,942	(262)	1,680
Consumer and other	174	(1)	173
Total loans held for investment	12,218	(477)	11,741
CDI and other intangible assets	464	—	464
Other assets	679	(169)	510
Total assets acquired	38,636	(646)	37,990
Fair value of liabilities assumed:
Deposits	33,568	—	33,568
Other liabilities	2,982	(787)	2,195
Total liabilities assumed	36,550	(787)	35,763
Fair value of net identifiable assets	2,086	141	2,227
Bargain purchase gain	$2,001	$141	$2,142

During the nine months ended September 30, 2023, the Company recorded preliminary measurement period adjustments to adjust the estimated fair value of loans and leases acquired and adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. Additionally, $449 million of loans were returned to the FDIC in accordance with the purchase and sale agreement. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

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

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the quarter and year-to-date periods ended September 30, 2023 include the operating results of the acquired assets and assumed liabilities of Signature Bridge Bank, N.A. subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

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

Flagstar Bank

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar Bancorp”) in an all-stock transaction. The acquisition of Flagstar has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at December 1, 2022. The Company continues to review these valuations and certain of these estimated fair values are considered preliminary as of September 30, 2023, and subject to adjustment for up to one year after December 1, 2022. While the Company believes that the information available on December 1, 2022 provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

Note 4 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

(in millions)	For the Nine Months Ended September 30, 2023
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$19	Interest expense
	(5)	Income tax benefit
	$14	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(2)	Included in the computation of net periodic cost (2)
	(2)	Total before tax
	—	Income tax benefit
	$(2)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$12
(1)Amounts in parentheses indicate expense items.
(2)See Note 12 - Pension and Other Post-Retirement Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	September 30, 2023
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,378	$—	$214	$1,164
GSE CMOs	4,883	—	532	4,351
Private Label CMOs	177	—	3	174
Total mortgage-related debt securities	$6,438	$—	$749	$5,689
Other Debt Securities:
U. S. Treasury obligations	$195	$—	$—	$195
GSE debentures	2,041	1	383	1,659
Asset-backed securities (1)	319	—	6	313
Municipal bonds	7	—	1	6
Corporate bonds	769	3	35	737
Foreign notes	35	—	2	33
Capital trust notes	97	5	11	91
Total other debt securities	$3,463	$9	$438	$3,034
Total debt securities available for sale	$9,901	$9	$1,187	$8,723
Equity securities:
Mutual funds	$16	$—	$3	$13
Total equity securities	$16	$—	$3	$13
Total securities (2)	$9,917	$9	$1,190	$8,736
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $39 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,457	$—	$160	$1,297
GSE CMOs	3,600	1	300	3,301
Private Label CMOs	185	6	—	191
Total mortgage-related debt securities	$5,242	$7	$460	$4,789
Other Debt Securities:
U. S. Treasury obligations	$1,491	$—	$4	$1,487
GSE debentures	1,749	—	351	1,398
Asset-backed securities (1)	375	—	14	361
Municipal bonds	30	—	—	30
Corporate bonds	913	2	30	885
Foreign Notes	20	—	—	20
Capital trust notes	97	5	12	90
Total other debt securities	$4,675	$7	$411	$4,271
Total other securities available for sale	$9,917	$14	$871	$9,060
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,933	$14	$873	$9,074
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $31 million included in other assets in the Consolidated Statements of Condition.

At September 30, 2023, the Company had $578 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at September 30, 2023, the Company had $203 million of Federal Reserve Bank stock, at cost. The Company had $176 million of Federal Reserve Bank stock, at December 31, 2022.

There were no unrealized losses on equity securities recognized in earnings for the three months ended September 30, 2023. For the three months ended September 30, 2022 there were unrealized losses on equity securities of $1 million recognized in earnings. For the nine months ended September 30, 2023 and 2022 there were unrealized losses on equity securities of $1 million and $2 million recognized in earnings, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$20	$492	$—	$—	$508
Due from one to five years	179	150	—	457	776
Due from five to ten years	319	1,427	7	407	1,714
Due after ten years	5,920	167	—	356	5,725
Total debt securities available for sale	$6,438	$2,236	$7	$1,220	$8,723
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Government agency and GSE obligations	216	1	1,367	382	1,583	383
GSE certificates	341	23	823	191	1,164	214
Private Label CMOs	140	3	—	—	140	3
GSE CMOs	3,234	180	1,117	352	4,351	532
Asset-backed securities	—	—	280	6	280	6
Municipal bonds	—	—	6	1	6	1
Corporate bonds	—	—	405	35	405	35
Foreign notes	24	1	9	1	33	2
Capital trust notes	—	—	81	11	81	11
Equity securities	—	—	13	3	13	3
Total temporarily impaired securities	$3,955	$208	$4,101	$982	$8,056	$1,190

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$1,487	$4	$—	$—	$1,487	$4
U.S. Government agency and GSE obligations	243	5	1,156	346	1,399	351
GSE certificates	871	46	420	114	1,291	160
GSE CMOs	2,219	36	925	264	3,144	300
Asset-backed securities	61	2	262	12	323	14
Municipal bonds	9	—	7	—	16	—
Corporate bonds	698	27	97	3	795	30
Foreign notes	20	—	—	—	20	—
Capital trust notes	46	2	34	10	80	12
Equity securities	4	—	10	2	14	2
Total temporarily impaired securities	$5,658	$122	$2,911	$751	$8,569	$873

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2023 consisted of sixty-three agency collateralized mortgage obligations, six capital trusts notes, nine asset-backed securities, thirteen corporate bonds, forty-one US government agency bonds, 302 mortgage-backed securities, one mutual fund, one municipal bond, and one foreign note. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2022 consisted of twenty-three agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, two corporate bonds, thirty-three US government agency bonds, 133 mortgage-backed securities, one mutual fund, and one municipal bond.

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

None of the remaining unrealized losses identified as of September 30, 2023 or December 31, 2022 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses remains with respect to debt securities as of September 30, 2023.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value for acquired loans:

	September 30, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$37,698	44.9%	$38,130	55.3%
Commercial real estate	10,486	12.5%	8,526	12.4%
One-to-four family first mortgage	5,882	7.0%	5,821	8.4%
Acquisition, development, and construction	2,910	3.5%	1,996	2.8%
Total mortgage loans held for investment (1)	$56,976	67.9%	$54,473	78.9%
Other Loans:
Commercial and industrial	21,275	25.3%	10,597	15.4%
Lease financing, net of unearned income of $243 and $85, respectively	3,148	3.7%	1,679	2.4%
Total commercial and industrial loans (2)	24,423	29.0%	12,276	17.8%
Other	2,596	3.1%	2,252	3.3%
Total other loans held for investment	27,019	32.1%	14,528	21.1%
Total loans and leases held for investment (1)	$83,995	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(619)		(393)
Total loans and leases held for investment, net	83,376		68,608
Loans held for sale, at fair value	1,926		1,115
Total loans and leases, net	$85,302		$69,723
(1)Excludes accrued interest receivable of $405 million and $292 million at September 30, 2023 and December 31, 2022, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)Includes specialty finance loans and leases of $5.2 billion and $4.4 billion at September 30, 2023 and December 31, 2022, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of September 30, 2023, LGG loans totaled $563 million and the repurchase liability was $362 million.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $12 million at September 30, 2023.

Loans Held-for-Sale

Loans held-for-sale at September 30, 2023 totaled $1.9 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million in Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.
Asset Quality
All asset quality information excludes LGG that are insured by U.S government agencies.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2023 and December 31, 2022 we had no loans that were nonperforming and still accruing.
The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$60	$102	$162	$37,536	$37,698
Commercial real estate	26	157	183	10,303	10,486
One-to-four family first mortgage	19	90	109	5,773	5,882
Acquisition, development, and construction	1	1	2	2,908	2,910
Commercial and industrial(1)	43	65	108	24,315	24,423
Other	20	19	39	2,557	2,596
Total	$169	$434	$603	$83,392	$83,995
(1)Includes lease financing receivables, all of which were current.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$34	$13	$47	$38,083	$38,130
Commercial real estate	2	20	22	8,504	8,526
One-to-four family first mortgage	21	92	113	5,708	5,821
Acquisition, development, and construction	—	—	—	1,996	1,996
Commercial and industrial(1)	2	3	5	12,271	12,276
Other	11	13	24	2,228	2,252
Total	$70	$141	$211	$68,790	$69,001
(1)Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2023:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass(2)	$36,027	$9,248	$5,780	$2,894	$53,949	$24,162	$2,572	$26,734
Special mention	776	425	3	15	1,219	94	—	94
Substandard	895	813	99	1	1,808	160	24	184
Doubtful	—	—	—	—	—	7	—	7
Total	$37,698	$10,486	$5,882	$2,910	$56,976	$24,423	$2,596	$27,019
(1)Includes lease financing receivables, all of which were classified as Pass.
(2)Pass includes 1-6W.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2022:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass(2)	$36,622	$7,871	$5,710	$1,992	$52,195	$12,208	$2,238	$14,446
Special mention	864	230	8	4	1,106	18	—	18
Substandard	644	425	103	—	1,172	50	14	64
Doubtful	—	—	—	—	—	—	—	—
Total	$38,130	$8,526	$5,821	$1,996	$54,473	$12,276	$2,252	$14,528
(1)Includes lease financing receivables, all of which were classified as Pass.
(2) Pass includes 1-6W.
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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2023:

	Vintage Year
(in millions)	2023	2022		2021	2020	2019	Prior To 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass(1)	$2,218	$13,695		$10,148	$9,547	$5,247	$11,115	$1,972	$7	$53,949
Special Mention	2	46		26	176	211	758	—	—	1,219
Substandard	44	18		32	38	331	1,342	—	3	1,808
Doubtful	—	—		—	—	—	—	—	—	—
Total mortgage loans	$2,264	$13,759		$10,206	$9,761	$5,789	$13,215	$1,972	$10	$56,976

Current-period gross writeoffs	—	—		—	—	(2)	(17)	—	—	(19)

Pass(1)	$8,458	$3,924		$1,980	$1,619	$993	$1,021	$8,418	$321	$26,734
Special Mention	7	24		6	3	37	13	4	—	94
Substandard	16	28		21	16	5	46	42	10	184
Doubtful	—	—		7	—	—	—	—	—	7
Total other loans	$8,481	$3,976		$2,014	$1,638	$1,035	$1,080	$8,464	$331	$27,019

Current-period gross writeoffs	$(6)	$(2)		$(1)	$(1)	$(2)	$(3)	$—	$—	$(15)

Total	$10,745	$17,735	$—	$12,220	$11,399	$6,824	$14,295	$10,436	$341	$83,995
(1) Pass includes 1-6W.

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
The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of September 30, 2023:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$102	$—
Commercial real estate	170	—
One-to-four family first mortgage	100	—
Commercial and industrial	—	33
Other	—	—
Total collateral-dependent loans held for investment	$372	$33

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three and nine months ended September 30, 2023.
At September 30, 2023 and December 31, 2022, the Company had $92 million and $121 million of residential mortgage loans in the process of foreclosure and no residential mortgage loans in the process of foreclosure, respectively.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three months ended September 30, 2023
Multi-family	$100	$—	$—	$100	0.95%
Commercial real estate	67	—	—	67	0.64%
One-to-four family first mortgage	3	1	2	6	0.10%
Commercial and Industrial	1	11	2	14	0.07%
Other Consumer	—	—	1	1	0.04%
Total	$171	$12	$5	$188
Nine months ended September 30, 2023
Multi-family	$100	$—	$—	$100	0.95%
Commercial real estate	119	—	—	119	1.13%
One-to-four family first mortgage	3	4	5	12	0.20%
Commercial and Industrial	1	18	2	21	0.09%
Other Consumer	$—	$—	$1	1	0.04%
Total	$223	$22	$8	$253

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three months ended September 30, 2023
Multi-family	7.73%	6.17%
Commercial real estate	10.77%	4.32%
One-to-four family first mortgage	—%	—%	9.9
Commercial and industrial	8.02%	7.74%	0.36
Other Consumer	9.28%	4.75%	4.8
Nine months ended September 30, 2023
Multi-family	7.73%	6.17%
Commercial real estate	10.48%	4.18%
One-to-four family first mortgage	—%	—%	12.1
Commercial and industrial	8.02%	7.74%	0.46
Other Consumer	14.49%	8.00%	4.8

As of September 30, 2023, there were $3 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the period and $5 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the period.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period:

	September 30, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
One-to-four family first mortgage	1	—	9	10
Commercial and industrial	21	—	—	21
Other Consumer	1	—	—	1
Total	$23	$—	$9	$32

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

The following table presents information regarding the Company's TDRs as of September 30, 2022:

	September 30, 2022
(dollars in millions)	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6
Commercial real estate	16	19	35
Commercial and industrial (1)	—	4	4
Total	$16	$29	$45
(1) Includes $4 million of taxi medallion-related loans at September 30, 2022.

The financial effects of the Company’s TDRs for the three and nine months ended September 30, 2022 are summarized as follows:

				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Three Months Ended September 30, 2022
Commercial real estate	0	$—	$—	—%	—%	$—	$—
Nine Months Ended September 30, 2022
Commercial real estate	2	$22	$19	6.00%	4.02%	$3	$—

Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	For the Nine Months Ended September 30,
	2023			2022
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$290	$103	$393	$178	$21	$199
Adjustment for Purchased PCD Loans	—	13	13	—	—	—
Charge-offs	(19)	(15)	(34)	(5)	—	(5)
Recoveries	—	11	11	4	6	10
Provision for (recovery of) credit losses on loans and leases	108	128	236	31	(17)	14
Balance, end of period	$379	$240	$619	$208	$10	$218
As of September 30, 2023, the allowance for credit losses on loans and leases totaled $619 million, up $226 million compared to December 31, 2022. The day 1 impact of the Signature Transaction that closed on March 20, 2023 added $138 million to the reserve. The remaining net increase of approximately $88 million was driven by changes in the macroeconomic forecasts, specifically the inflationary pressures leading to sharp increases in interest rates and a slow-down of prepayment activity leading to longer weighted average lives on the balance sheet. In addition, the increase reflects unfavorable market conditions in the CRE portfolio (primarily office).
As of September 30, 2023 and December 31, 2022, the allowance for unfunded commitments totaled $48 million and $23 million, respectively.
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

The following table presents additional information about the Company’s nonaccrual loans at September 30, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$58	$—	$1
Commercial real estate	42	—	1
One-to-four family first mortgage	84	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	38	—	—
Total nonaccrual loans with no related allowance	$222	$—	$2
Nonaccrual loans with an allowance recorded:
Multi-family	$44	$1	$1
Commercial real estate	115	4	3
One-to-four family first mortgage	6	—	—
Acquisition, development, and construction	1	1	—
Other (includes C&I)	46	32	—
Total nonaccrual loans with an allowance recorded	$212	$38	$4
Total nonaccrual loans:
Multi-family	$102	$1	$2
Commercial real estate	157	4	4
One-to-four family first mortgage	90	—	—
Acquisition, development, and construction	1	1	—
Other (includes C&I)	84	32	—
Total nonaccrual loans	$434	$38	$6

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	19	—	1
One-to-four family first mortgage	90	—	—
Other (includes C&I)	3	—	—
Total nonaccrual loans with no related allowance	$125	$—	$1
Nonaccrual loans with an allowance recorded:
Commercial real estate	$1	$—	$—
One-to-four family first mortgage	2	—	—
Other (includes C&I)	13	14	—
Total nonaccrual loans with an allowance recorded	$16	$14	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	20	—	1
One-to-four family first mortgage	92	—	—
Other (includes C&I)	16	14	—
Total nonaccrual loans	$141	$14	$1

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At September 30, 2023 and December 31, 2022, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $256 million and $32 million, respectively.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in millions)	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Interest income on lease financing (1)	$28	$80	$14	$38
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.
At September 30, 2023 and December 31, 2022, the carrying value of net investment in leases, excluding purchase accounting adjustments was $3.5 billion and $1.7 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	September 30, 2023	December 31, 2022
Net investment in the lease - lease payments receivable	$3,161	$1,685
Net investment in the lease - unguaranteed residual assets	296	60
Total lease payments	$3,457	$1,745

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	September 30, 2023
2023	$159
2024	573
2025	659
2026	800
2027	503
Thereafter	763
Total lease payments	$3,457
Plus: deferred origination costs	17
Less: unearned income	(243)
Less: purchase accounting adjustment	$(83)
Total lease finance receivables, net	$3,148

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
The components of lease expense were as follows:

(in millions)	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Operating lease cost	$25	$60	$7	$21
Sublease income	—	—	—	—
Total lease cost	$25	$60	$7	$21

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16	$46	$7	$21

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets (1)	$442	$119
Operating lease liabilities (2)	$456	$122
Weighted average remaining lease term	11.9 years	6 years
Weighted average discount rate %	4.53%	3.85%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	September 30, 2023
Maturities of lease liabilities:
2023	$6
2024	68
2025	62
2026	54
2027	48
Thereafter	379
Total lease payments	$617
Less: imputed interest	$(161)
Total present value of lease liabilities	$456

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

Changes in the fair value of residential first mortgage MSRs were as follows:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$1,031	$1,033
Additions from loans sold with servicing retained	67	148
Reductions from sales	—	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(20)	(54)
Changes in estimates of fair value due to interest rate risk (1) (2)	57	59
Fair value of MSRs at end of period	$1,135	$1,135
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

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.6%	$1,114	$1,094
Constant prepayment rate	7.3%	1,100	1,068
Weighted average cost to service per loan	$69	$1,124	$1,114

	December 31, 2022
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.9%	$1,012	$992
Constant prepayment rate	7.9%	1,000	970
Weighted average cost to service per loan	$68	$1,023	$1,013

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs, see Note 16 - Fair Value Measures.
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
The following table summarizes income and fees associated with owned MSRs:

(in millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$59	$169
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(20)	(54)
Changes in fair value due to interest rate risk	57	59
Gain on MSR derivatives (2)	(73)	(105)
Net transaction costs	—	1
Total return (loss) included in net return on mortgage servicing rights	$23	$70
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

(in millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$42	$116
Charges on subserviced custodial balances (2)	(55)	(124)
Other servicing charges	(1)	(3)
Total loss on mortgage loans subserviced, included in loan administration income	$(14)	$(11)
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of September 30, 2023 and December 31, 2022.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $174 million as of September 30, 2023 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	September 30, 2023	December 31, 2022
Wholesale borrowings:
FHLB advances	$13,023	$20,325
Fed Funds purchased	547	—
Total wholesale borrowings	$13,570	$20,325
Junior subordinated debentures	578	575
Subordinated notes	437	432
Total borrowed funds	$14,585	$21,332

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $46 million and $37 million, respectively, at September 30, 2023 and December 31, 2022.
Junior Subordinated Debentures
At September 30, 2023 and December 31, 2022, the Company had $609 million and $608 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.
The following table presents contractual terms of the junior subordinated debentures outstanding at September 30, 2023:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00	$147	$141	Nov. 4, 2002	Nov. 1, 2051
New York Community Capital Trust X (2)	7.27	124	120	Dec. 14, 2006	Dec. 15, 2036
PennFed Capital Trust III (2)	8.92	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	7.31	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.91	26	25	Dec. 26, 2002	Dec. 26, 2032
Flagstar Statutory Trust III (2)	8.82	26	25	Feb. 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.91	26	25	Mar. 19, 2003	Mar 19, 2033
Flagstar Statutory Trust V (2)	7.57	26	25	Dec 29, 2004	Jan. 7, 2035
Flagstar Statutory Trust VI (2)	7.57	26	25	Mar. 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	7.42	51	50	Mar. 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	7.07	26	25	Sept. 22, 2005	Oct. 7, 2035
Flagstar Statutory Trust IX (2)	7.12	26	25	June 28, 2007	Sept. 15, 2037
Flagstar Statutory Trust X (2)	8.17	15	15	Aug. 31, 2007	Sept 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $31 million.

Subordinated Notes
At September 30, 2023 and December 31, 2022, the Company had a total of $437 million and $432 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
November 6, 2018	November 6, 2028 (1)	5.900%	$300
October 28, 2020	November 1, 2030 (2)	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90 percent per annum payable semi-annually. Unless redeemed, from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.
Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the three months ended September 30,
	2023		2022
(in millions)	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	2	—	1	—
Net periodic (credit) expense	$(1)	$—	$(2)	$—

	For the Nine Months Ended September 30,
	2023		2022
(in millions)	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$4	$—	$3	$—
Expected return on plan assets	(11)	—	(12)	—
Amortization of net actuarial loss	5	—	2	—
Net periodic (credit) expense	$(2)	$—	$(7)	$—
(1)Amounts are included in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income.
(2)Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2023. The Company does not expect to make any contributions to its pension plan in 2023.

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At September 30, 2023, the Company had a total of 16,285,640 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 9,521,787 shares of restricted stock, with an average fair value of $10.23 per share on the date of grant, during the nine months ended September 30, 2023.

The shares of restricted stock that were granted during the nine months ended September 30, 2023 and 2022, vest over a one- or five years period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $31 million and $21 million for the nine months ended September 30, 2023 and 2022, including $12 million and $7 million for the three months ended September 30, 2023 and September 30, 2022.
The following table provides a summary of activity with regard to restricted stock awards:

	For the Nine Months Ended September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	9,576,602	$10.92
Granted	9,521,787	10.23
Vested	(2,973,101)	11.07
Forfeited	(904,537)	10.60
Unvested at end of period	15,220,751	$10.48

As of September 30, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $131 million. This amount will be recognized over a remaining weighted average period of 2.9 years.
The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	794,984	$10.73
Granted	566,656	8.95
Released	(143,352)	10.34
Forfeited	—	—
Outstanding at end of period	1,218,288	9.95	January 1, 2022 - December 31, 2025	March 31, 2023 - 2026
PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $3 million and $2 million for the nine months ended September 30, 2023 and 2022, including $1 million and $1 million for the three months ended September 30, 2023 and 2022. As of September 30, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $6 million. This amount will be recognized over a remaining weighted average period of 1.8 years. As of September 30, 2023, the Company believes it is probable that the performance conditions will be met.
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
Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At September 30, 2023, the Company had $110 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $52 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss at December 31, 2022.
Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of September 30, 2023.
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

The Company has interest rate swaps with a notional amounts of $2.0 billion to hedge certain real estate loans using the portfolio layer method. For the three months ended September 30, 2023, the floating rate received related to the net settlement of this interest rate swap was greater than the fixed rate payments. As such, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $8 million and $15 million for three months and nine months September 30, 2023, respectively.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $6.4 billion at September 30, 2023, of which unrealized gains of $46 million were due to the fair value hedge relationship. We have designated $2.0 billion of this portfolio of loans in a hedging relationship as of September 30, 2023.

The following tables set forth information regarding the Company’s derivative financial instruments:

	September 30, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$5
Total	$5,500	$—	$5
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	$—	$1
Derivatives not designated as hedging instruments:
Assets
Futures	$2,630	$1	$—
Mortgage-backed securities forwards	1,861	37	—
Rate lock commitments	1,352	6	—
Interest rate swaps and swaptions	5,937	140	—
Total	$11,780	$184	$—
Liabilities
Mortgage-backed securities forwards	$710	$—	$16
Rate lock commitments	702	—	12
Interest rate swaps and swaptions	2,706	—	79
Total derivatives not designated as hedging instruments	$4,118	$—	$107

	December 31, 2022
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$3,750	$5	$—
Total	$3,750	$5	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,205	$2	$—
Mortgage-backed securities forwards	1,065	36	—
Rate lock commitments	1,539	9	—
Interest rate swaps and swaptions	7,594	182	—
Total	$11,403	$229	$—
Liabilities
Mortgage-backed securities forwards	$739	$—	$61
Rate lock commitments	527	—	10
Interest rate swaps and swaptions	2,445	—	65
Total derivatives not designated as hedging instruments	$3,711	$—	$136

The following table presents the derivative subject to a master netting agreement, including the cash pledged as collateral:

	September 30, 2023
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$5	$—	$5	$4	$80
Interest rate swaps on multi-family loans held for investment(1)	$1	$—	$1	$—	$31
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$37	$—	$37	$—	$(6)
Interest rate swaptions	140	—	140	—	(37)
Futures	1	—	1	—	1
Total derivative assets	$178	$—	$178	$—	$(42)
Liabilities
Futures	$—	$—	$—	$—	$—
Mortgage-backed securities forwards	16	—	16	—	15
Interest rate swaps (1)	79	—	79	—	42
Total derivative liabilities	$95	$—	$95	$—	$57
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

Interest rate swaps with notional amounts totaling $5.5 billion and $3.8 billion as of September 30, 2023 and December 31, 2022, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL:

(in millions)	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022	For the Nine Months Ended September 30, 2022
Amount of gain (loss) recognized in AOCL	$98	$88	$64
Amount of reclassified from AOCL to interest expense	$(19)	$(4)	$4

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, additional interest expense reduction of $124 million is expected to be reclassified out of AOCL.

The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

(dollars in millions)		Three months ended September 30, 2023	Nine months ended September 30, 2023
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$—	$3
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(61)	(83)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(12)	(25)
Rate lock commitments and US Treasury futures	Net gain on loan sales	1	39
Interest rate swaps (1)	Other non-interest income	—	1
Total derivative (loss) gain		$(72)	$(65)
(1) Includes customer-initiated commercial interest rate swaps.

Note 15 - Intangible Assets
Goodwill is presumed to have an indefinite useful life and is tested for impairment at the reporting unit level, at least once a year. There was no change in goodwill during the nine months ended September 30, 2023.

As a result of the Signature Transaction, the Company recorded $464 million of core deposit intangible and other intangible assets that are amortizable.

At September 30, 2023, intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(81)	$619	$250	$(4)	$246
Other intangible assets	56	(14)	42	42	(1)	41
Total other intangible assets	$756	$(95)	$661	$292	$(5)	$287

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2023	$36
2024	133
2025	107
2026	94
2027	81
Total	$451

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	September 30, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,164	$—	$—	$1,164
GSE CMOs	$—		$4,351	$—	$—	$4,351
Private Label CMOs	$—		$142	$32	$—	$174
Total mortgage-related debt securities	$—		$5,657	$32	$—	$5,689
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$195		$—	$—	$—	$195
GSE debentures	$—		$1,659	$—	$—	$1,659
Asset-backed securities	$—		$313	$—	$—	$313
Municipal bonds	$—		$6	$—	$—	$6
Corporate bonds	$—		$737	$—	$—	$737
Foreign notes	$—		$33	$—	$—	$33
Capital trust notes	$—		$91	$—	$—	$91
Total other debt securities	$195		$2,839	$—	$—	$3,034
Total debt securities available for sale	$195		$8,496	$32	$—	$8,723
Equity securities:
Mutual funds and common stock	$—		$13	$—	$—	$13
Total equity securities	$—		$13	$—	$—	$13
Total securities	$195		$8,509	$32	$—	$8,736
Loans held-for-sale
Residential first mortgage loans	$—		$1,148	$—	$—	$1,148
Acquisition, development, and construction	$—		$168	$—	$—	$168
Commercial and industrial loans	$—	$—	$9	$—	$—	$9
Derivative assets
Interest rate swaps and swaptions	$—		$140	$—	$—	$140
Futures	$—		$1	$—	$—	$1
Rate lock commitments (fallout-adjusted)	$—		$—	$6	$—	$6
Mortgage-backed securities forwards	$—		$37	$—	$—	$37
Mortgage servicing rights	$—		$—	$1,135	$—	$1,135
Total assets at fair value	$195		$10,012	$1,173	$—	$11,380
Derivative liabilities
Mortgage-backed securities forwards	$—		$16	$—	$—	$16
Interest rate swaps and swaptions	$—		$79	$—	$—	$79
Rate lock commitments (fallout-adjusted)	$—		$—	$12	$—	$12
Total liabilities at fair value	$—		$95	$12	$—	$107

	December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,297	$—	$—	$1,297
GSE CMOs	—	3,301	—	—	3,301
Private Label CMOs	—	191	—	—	191
Total mortgage-related debt securities	$—	$4,789	$—	$—	$4,789
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,487	$—	$—	$—	$1,487
GSE debentures	—	1,398	—	—	1,398
Asset-backed securities	—	361	—	—	361
Municipal bonds	—	30	—	—	30
Corporate bonds	—	885	—	—	885
Foreign notes	—	20	—	—	20
Capital trust notes	—	90	—	—	90
Total other debt securities	$1,487	$2,784	$—	$—	$4,271
Total debt securities available for sale	$1,487	$7,573	$—	$—	$9,060
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	—	14	—	—	14
Total securities	$1,487	$7,587	$—	$—	$9,074
Loans held-for-sale
Residential first mortgage loans	$—	$1,115	$—	$—	$1,115
Derivative assets
Interest rate swaps and swaptions	—	182	—	—	182
Futures	—	2	—	—	2
Rate lock commitments (fallout-adjusted)	—	—	9	—	9
Mortgage-backed securities forwards	—	36	—	—	36
Mortgage servicing rights	—	—	1,033	—	1,033
Total assets at fair value	$1,487	$8,922	$1,042	$—	$11,451
Derivative liabilities
Mortgage-backed securities forwards	—	61	—	—	61
Interest rate swaps and swaptions	—	65	—	—	65
Rate lock commitments (fallout-adjusted)	—	—	10	—	10
Total liabilities at fair value	$—	$126	$10	$—	$136

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
Three Months Ended September 30, 2023
Assets
Mortgage servicing rights (1)	$1,031	$37	$67	$—	—	—	$1,135
Private Label CMOs	—	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	—	(42)	30	—	—	6	(6)
Totals	$1,031	$(5)	$97	$—	$—	$38	$1,161
Nine Months Ended September 30, 2023
Assets
Mortgage servicing rights (1)	$1,033	$5	$148	$(51)	—	—	$1,135
Private Label CMOs	—	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	(1)	(70)	90	—	—	(25)	(6)
Totals	$1,032	$(65)	$238	$(51)	$—	$7	$1,161
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
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2023:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,135	Discounted cash flows	Option adjusted spread	5.2% - 21.7% 5.6%
			Constant prepayment rate	—% - 10.0% 7.3%
			Weighted average cost to service per loan	$65 - $90 $69

Private Label CMOs	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.9

Rate lock commitments (net)	$(6)	Consensus pricing	Origination pull-through rate	71.10%
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)			$162	$162
Other assets(1)			$46	$46
Total	$—	$—	$208	$208
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2023 and December 31, 2022:

	September 30, 2023
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$6,929	$6,929	$6,929		$—		$—
FHLB and FRB stock (1)	1,110	1,110	—		1,110		—
Loans and leases held for investment, net	83,376	80,331	—		—		80,331
Financial Liabilities:
Deposits	$82,675	$82,494	$65,365	(2)	$17,129	(3)	$—
Borrowed funds	14,585	14,317	—		14,317		—
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

MSRs
The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2023, the weighted average life (in years) for the entire portfolio was 7.44.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2023 and December 31, 2022.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Three Months ended September 30,	For the Nine Months Ended September 30,
(dollars in millions)	2023	2023
Assets
Loans held-for-sale	$—	$—
Net gain on loan sales	$(25)	$4

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Nonaccrual loans:
Loans held-for-sale	$2	$2	$—
Loans held-for-investment	—	—	—
Total non-accrual loans	$2	$2	$—
Other performing loans:
Loans held-for-sale	$1,310	$1,316	$6
Total other performing loans	$1,310	$1,316	$6
Total loans:
Loans held-for-sale	$1,312	$1,318	$6
Total loans	$1,312	$1,318	$6

	December 31, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans:
Loans held-for-sale	1,095	1,115	20
Total other performing loans	$1,095	$1,115	$20
Total loans:
Loans held-for-sale	1,095	1,115	20
Total loans	$1,095	$1,115	$20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s Management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2023.

(b) Changes in Internal Controls.

Certain assets and liabilities of Signature Bridge Bank were acquired on March 20, 2023. We have extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Form 10-Q for the quarter ended March 31, 2023.

The Company, entities that we have acquired, and certain of our service providers have experienced information technology security breaches and may be vulnerable to future security breaches. These incidents have resulted in, and could result in, additional expenses, exposure to civil litigation, increased regulatory scrutiny, losses, and a loss of customers , any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communication and information systems are essential to the conduct of our business, as we use such systems, and those maintained and provided to us by third-party service providers, to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we, and entities we have acquired, take and have taken protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks, as well as the security of the computer systems, software, and networks of certain of our service providers, have been , and may in the future be, vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that have had and could have an impact on information security. With the rise and permeation of online and mobile banking, the financial services industry in particular faces substantial cybersecurity risk due to the type of sensitive information provided by customers. We, and our third-party service providers, have been and may in the future be subject to cybersecurity incidents, including those that involve the unauthorized access to customer information affecting other financial institutions and industry groups. Our systems and those of our third-party service providers and customers are regularly the subject of attempted attacks that are increasingly sophisticated, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations. In addition, breaches of security have in the past and may in the future occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information, or that of our customers, clients, or counterparties. Certain previously identified cyber incidents have resulted, and future such events could result, in the breach of confidential and other information processed and stored in our computer systems and networks. These events could cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. Further, we may not know that an attack occurred until well after the event. Even after discovering an attempt or breach occurred, we may not know the extent of the impact of the attack for some period of time. This could cause us significant reputational damage or result in our experiencing significant losses.

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives. We may also be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including expenses for third-party expert consultants or outside counsel. We are currently subject to litigation regarding cyber incidents, and we also may be subject to future litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain or any third-party indemnification or insurance. We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material financial impact.

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed, and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information. We maintain disclosure controls and procedures to ensure we will timely and sufficiently notify our investors of material cybersecurity risks and incidents, including the associated financial, legal, or reputational consequence of such an event, as well as reviewing and updating any prior disclosures relating to the risk or event. While we have established information security policies, procedures and controls, including an Incident Response Plan, to prevent or limit the impact of systems failures and interruptions, we may not be able to anticipate all possible security breaches that could affect our systems or information and there can be no assurance that such events will not occur or will be adequately prevented or mitigated by our policies, procedures and controls if they do.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of September 30, 2023, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Third Quarter 2023
July 1 - 31, 2023	10,323	$12.11	$—	—
August 1 - 31, 2023	12,555	13.53	—	—
September 1 - 30, 2023	11,078	11.69	—	—
Total Third Quarter 2023	33,956	$12.50	$—	—

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below.

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)
James Carpenter, Director	Adopted on September 21, 2023	Rule 10b5-1 Trading Arrangement (3)	Up to 125,000 shares may be sold	December 21, 2023 – December 12, 2024

1. Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

2. The Rule 10b5-1Trading Arrangement only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and through (i) the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1 Trading Arrangement, (ii) the receipt of notice of the director’s death, (iii) the receipt of notice of the commencement or impending commencement of any proceedings in respect of or triggered by the director’s bankruptcy or insolvency, (iv) the public announcement of certain merger, reorganization, or similar transactions involving the Company or the dissolution or liquidation of the Company; (v) the director’s failure to comply with applicable laws and/or the director’s obligations under the Rule 10b5-1 Trading Arrangement or the Rule 10b5-1 Trading Arrangement no longer complying with applicable laws; (vi) a modification or change in the amount, price or timing of the sale of shares subject to the Rule 10b5-1 Trading Arrangement; or (vii) the otherwise termination or suspension of the Rule 10b5-1 Trading Arrangement pursuant to its terms.

3. Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in September 2023.

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

DATE:	November 9, 2023	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Pinto
John J. Pinto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)