Form 10-K
period 2023-12-31
NEW YORK COMMUNITY BANCORP, INC.
filed 2024-03-14
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Shares registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     No  ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the ﬁling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

As of June 30, 2023, the aggregate market value of the shares of common stock outstanding of the registrant was $8.0 billion excluding 10,040,722 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2023, $11.24 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of March 11, 2024 was 797,921,126 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2024 are incorporated by reference into Part III.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2023

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	FHLB-NY	Federal Home Loan Bank of New York
ADC	Acquisition, development, and construction loan	FOMC	Federal Open Market Committee
ALCO	Asset and Liability Management Committee	FRB	Federal Reserve Board
AOCL	Accumulated other comprehensive loss	FRB-NY	Federal Reserve Bank of New York
ASC	Accounting Standards Codification	FTEs	Full-time equivalent employees
ASU	Accounting Standards Update	GAAP	U.S. generally accepted accounting principles
BaaS	Banking as a Service	GLBA	The Gramm Leach Bliley Act
BOLI	Bank-owned life insurance	GNMA	Government National Mortgage Association
BP	Basis point(s)	GSE	Government-sponsored enterprises
BTFP	Bank Term Funding Program	HELOC	Home Equity Line of Credit
C&I	Commercial and industrial loan	HELOAN	Home Equity Loan
CDs	Certificates of deposit	HPI	Housing Price Index
CECL	Current Expected Credit Loss	LGG	Loans with government guarantees
CFPB	Consumer Financial Protection Bureau	LHFS	Loans Held-for-Sale
CMOs	Collateralized mortgage obligations	LIBOR	London Interbank Offered Rate
CMT	Constant maturity treasury rate	LTV	Loan-to-value ratio
CPI	Consumer Price Index	MBS	Mortgage-backed securities
CPR	Constant prepayment rate	MSRs	Mortgage servicing rights
CRA	Community Reinvestment Act	NIM	Net interest margin
CRE	Commercial real estate loan	NOL	Net operating loss
DIF	Deposit Insurance Fund	NPAs	Non-performing assets
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NPLs	Non-performing loans
DSCR	Debt service coverage ratio	NPV	Net Portfolio Value
EPS	Earnings per common share	NYSE	New York Stock Exchange
ERM	Enterprise Risk Management	OCC	Office of the Comptroller of the Currency
ESOP	Employee Stock Ownership Plan	OREO	Other real estate owned
EVE	Economic Value of Equity at Risk	PAA	Purchase accounting adjustments
Fannie Mae	Federal National Mortgage Association	PSAs	Performance-Based Restricted Stock Units
FASB	Financial Accounting Standards Board	ROU	Right of use asset
FDI Act	Federal Deposit Insurance Act	RSAs	Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHA	Federal Housing Administration	Signature	Signature Bridge Bank, N.A.
FHFA	Federal Housing Finance Agency	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
Freddie Mac	Federal Home Loan Mortgage Corporation	TDR	Troubled debt restructurings

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

GOODWILL

Refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill is reflected as an asset on the balance sheet and is tested at least annually for impairment or when triggering events are identified.

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
•heightened regulatory focus on commercial real estate and on commercial real estate loan concentrations;
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
•our ability to obtain timely stockholder and regulatory approvals of any merger transactions, capital raise transactions, corporate restructurings or other significant transactions we may propose;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•changes in the estimated fair value of the assets or final settlement with the FDIC that we recorded in connection with the purchase, assumption and ongoing servicing of certain assets and liabilities of Signature Bridge Bank;
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•the ability to invest effectively in new information technology systems and platforms;
•the more stringent regulatory framework and prudential standards we are subject to, including with respect to reporting, capital stress testing, and liquidity risk management, as a result of our transition to a Category IV banking organization, and the expenses we will incur to develop policies, programs, and systems that comply with these enhanced standards;
•changes in future allowance for credit losses requirements under relevant accounting and regulatory requirements;

•the ability to pay future dividends, including as a result of the failure to receive any required regulatory approval to pay a dividend, or for any other reasons;
•the ability to hire and retain key personnel and qualified members of our board of directors;
•the ability to attract new customers and retain existing ones in the manner anticipated;
•changes in our customer base or in the financial or operating performances of our customers’ businesses;
•any interruption in customer service due to circumstances beyond our control;
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank and (ii) the capital raise transaction we completed in March of 2024;
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•cybersecurity incidents, including any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems managed either by us or third parties;
•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•the ability to keep pace with, and implement on a timely basis, technological changes;
•changes in legislation, regulation, policies, guidance, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the New York Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
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
•unforeseen or catastrophic events including natural disasters, war, terrorist activities, and pandemics, epidemics, and other health emergencies;
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

See Part I, Item 1A, "Risk Factors", in this annual report and in our other SEC filings for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I

Item 1.	Business

General

New York Community Bancorp, Inc., (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) is the bank holding company for Flagstar Bank, N.A. (hereinafter referred to as the “Bank”). The Company went public in 1993 and has grown organically and through a series of accretive mergers and acquisitions. Effective as of December 1, 2022, in connection with the Parent Company’s acquisition of Flagstar Bancorp, (i) Flagstar Bank, FSB converted to a national bank to be known as “Flagstar Bank, N.A.” and (ii) New York Community Bank was merged with and into Flagstar Bank N.A., with Flagstar Bank N.A. continuing as the surviving entity.

New York Community Bancorp, Inc. has market-leading positions in several national businesses, including multi-family lending, mortgage originations and servicing, and warehouse lending. The Company is the 2nd largest multi-family portfolio lender in the country and the leading multi-family portfolio lender in the New York City market area, where it specializes in rent-regulated, non-luxury apartment buildings. Flagstar Mortgage is the 7th largest bank originator of residential mortgages for the 12-months ended December 31, 2023, while we are the industry’s 5th largest sub-servicer of mortgage loans nationwide, servicing 1.4 million accounts with $382.2 billion in unpaid principal balances as of December 31, 2023. Additionally, the Company is the 2nd largest mortgage warehouse lender nationally based on total commitments.

Online Information about the Company and the Bank

We serve our customers through our website: www.flagstar.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website, which can be found at www.ir.myNYCB.com.

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

Our Market

Flagstar Bank, N.A. operates 420 branches including strong footholds in the Northeast and Midwest and exposure to high growth markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3,000 third-party mortgage originators. In addition, the Bank has 134 private banking teams located in over 10 cities in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses.

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

Competition for Deposits

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at competitive rates. In addition to our 420 branches, we have 385 ATM locations that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our mobile banking app, online through our website, www.flagstar.com, or through our bank-by-phone service. We also offer certain money market accounts, certificates of deposit and checking accounts through a dedicated website: www.myBankingDirect.com.

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

Our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace, including credit unions, online banks, and brokerage firms. Additionally, financial technology companies, also referred to as FinTechs, are providing nontraditional, but increasingly strong competition for deposits and customers.

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

Subsidiary Activities

We conduct business primarily through our wholly-owned bank subsidiary, Flagstar Bank, N.A. The Bank has formed, or acquired through merger transactions, 39 active subsidiaries. Of these, 26 are direct subsidiaries of the Bank and 13 are subsidiaries of Bank-owned entities. The Parent Company also has four direct subsidiaries (including Flagstar Bank, N.A). NYB Realty Holding Company, LLC, a subsidiary of the Bank, owns interests in 10 additional active entities organized as indirect wholly-owned subsidiaries to own interests in various real estate properties.

The Parent Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. See Note 12 - Borrowed Funds, in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts. The Parent Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York and two non-banking insurance subsidiaries that were acquired in connection with the Flagstar acquisition.

Human Capital Management

At December 31, 2023, our workforce included 8,766 employees. None of our employees are represented by a collective bargaining agreement and we believe our employee relations to be in good standing.

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

A diverse workforce is critical to our long-term success. We strive to build and leverage a diverse, inclusive and engaged workforce that inspires all individuals to work together towards a common goal of superior business results by embracing the unique needs and objectives of our customers and community. We strive to achieve this by hiring great people who represent the talents, experiences, background and diversity of the communities we serve. Our commitment is reflected in the policies that govern our workforce, such as our Diversity Pledge and our Diversity, Equity and Inclusion Policy, and is evidenced in our recruiting strategies, diversity and inclusion training and Employee resource groups, which are key to our efforts. Our Employee resource groups provide our associates access to coaching, mentoring and professional development. As of December 31, 2023, our efforts have been focused on the following eleven employee resource groups which we intend to expand across our recently combined Company: African American, Asian-Indian, Environmental, Hispanic/Latino, Interfaith, LGBTQ, Military Veterans, Native American, People with Disabilities, Women and Young Professionals.

Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and all employees are required to complete annual training that focuses on preventing, identifying, reporting and stopping any type of unlawful discrimination.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. See the discussion of "Income Taxes" in Note 2 - Summary of Significant Accounting Policies

Regulation and Supervision

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

On September 17, 2019, the FRB, the FDIC, and the OCC issued a final rule designed to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the rule apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250.0 billion in total consolidated assets and less than $10.0 billion in total foreign exposure. The rule simplifies and clarifies a number of the more complex aspects of the existing capital rule. Specifically, the rule simplifies the capital treatment for certain mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.

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

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 17 - Capital. As of December 31, 2023, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

Enhanced Stress Testing and Prudential Standards

As a result of the Signature transaction, our total assets exceeded $100 billion and therefore we became classified as a Category IV banking organization under the rules issued by the federal banking agencies that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions under the Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act. As a Category IV banking organization, we are subject to enhanced liquidity risk management requirements which include reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. If we were to meet or exceed certain other thresholds for asset size, we would become subject to additional requirements.

As a Category IV banking organization, we are subject to risk committee and risk management requirements, as well as capital planning, liquidity risk management, liquidity buffer and liquidity stress testing requirements.

Stress Testing for Category IV U.S. Banking Organizations

In 2019, the Board of Governors of the Federal Reserve System (the “Board”) finalized a framework that sorts large banking organizations into one of four categories of prudential standards based on their risk profiles (the “tailoring rule”). The most stringent prudential standards apply under Category I (defined as U.S. Global Systemically Important Banks and their depository institution subsidiaries), and the least stringent prudential standards apply under Category IV (defined as U.S. banking organizations with $100.0 billion or more but less than $250.0 billion in total assets and have less than $75.0 billion in cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure).

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

The rule also aligns the frequency of the calculation of the stress capital buffer requirement with the frequency of the supervisory stress test (with both occurring every other year for banking organizations subject to Category IV standards). The rule allows a banking organization subject to Category IV standards to elect to participate in the supervisory stress test in a year in which the banking organization would not otherwise be subject to the supervisory stress test, and to receive an updated stress capital buffer requirement in that year.

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

On December 13, 2019, the Federal Banking Agencies issued a final rule, which became effective on April 1, 2020, to modify the agencies’ capital rules for high volatility CRE (“HVCRE”) exposures, as required by the EGRRCPA. The final rule revises the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015. The revised HVCRE exposure definition differs from the previous definition primarily in two ways. First, the previous definition applied to loans that financed ADC activities, whereas the new definition only applies to loans that “primarily” finance ADC activities and that are secured by land or improved real estate. This change excludes multipurpose credit facilities that primarily finance the purchase of equipment or other non-ADC activities. Second, the new definition permits the full appraised value of borrower-contributed land (less the total amount of any liens on the real property securing the HVCRE exposure) to count toward the 15 percent capital contribution of the real property’s appraised “as completed” value, which is one of the criteria for an exemption from the heightened risk weight. The final rule includes a grandfathering provision, which provides banking organizations with the option to maintain their current capital treatment for ADC loans originated on or after January 1, 2015, and before April 1, 2020. Banking organizations also will have the option to reevaluate any or all of their ADC loans originated on or after January 1, 2015, using the revised HVCRE exposure definition.

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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In 2023, dividends of $580 million were paid by the Bank to the Parent Company.

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

Enforcement

The OCC has authority to bring an enforcement action against the Bank for unsafe or unsound banking practices, which could include limiting the Bank’s ability to conduct otherwise permissible activities, or imposing corrective capital or managerial requirements on the bank. In addition, the Parent Company is subject to the enforcement authority of the Federal Reserve. The enforcement authority of these regulatory agencies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the insured depository institution, or for insured depository institutions that are part of a holding company with one or more subsidiary insured depository institutions, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).

In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. We expect an increase in special assessment expense, which is not expected to be material, on or around June 2024 based on the FDIC’s modified loss estimate.

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

Capital Requirements. The Company and the Bank are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit and recourse arrangements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 17 -Capital.

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

On October 24, 2023, the OCC, the FDIC and the Federal Reserve issued a final rule amending the agencies’ CRA regulations. The final rule (i) encourages banks to expand access to credit, investment and banking services in low- and moderate-income communities, (ii) adapts to changes in the banking industry, including mobile and online banking, (iii) provides greater clarity and consistency in the application of CRA regulations and (iv) tailors CRA evaluations and data collection to bank size and type. Under the final rule, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate so that the CRA continues to be an effective tool to address inequities in access to credit and financial services. The final rule also updates existing CRA regulations to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. In addition, the final rule implements a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the final rule’s requirements will become effective beginning on January 1, 2026 and the remaining requirements, including the final rule’s data reporting requirements, will become effective on January 1, 2027.

Community Pledge Agreement with the National Community Reinvestment Coalition

On January 24, 2022, the Company and the National Community Reinvestment Coalition ("NCRC") announced the Company's commitment to provide $28.0 billion in loans, investments, and other financial support to communities and people of color, low- and moderate-income ("LMI") families and communities, and small businesses. The Company's Community Pledge Agreement was developed with NCRC and its members in conjunction with the Company's merger with Flagstar Bancorp, Inc. The agreement includes $22.0 billion in community lending and affordable housing commitments and $6.0 billion of residential mortgage originations to underserved and LMI borrowers, and in LMI and majority-minority neighborhoods over a five-year period. The Company will also provide $542 million in loans to small businesses with less than $1 million in revenues and in LMI and majority-minority communities; $16.5 million in philanthropic support to nonprofit organizations that meet the needs of LMI and majority-minority communities and individuals; greater access to banking products and services; and the continuation of the Company's responsible multi-family lending practices.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY and FHLB-Indianapolis. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2023 the Bank held $861 million of FHLB-NY stock and $329 million of FHLB-Indianapolis shares.

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

Applicable consumer protection laws, and their implementing regulations, include, but may not be limited to, the DFA, Truth in Lending Act (Regulation Z), Truth in Savings Act (Regulation DD), Equal Credit Opportunity Act (Regulation B), Electronic Funds Transfer Act (Regulation E), Fair Housing Act, Home Mortgage Disclosure Act (Regulation C), Fair Debt Collection Practices Act (Regulation F), Fair Credit Reporting Act (Regulation V), as amended by the Fair and Accurate Credit Transactions Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act (Regulation X), Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act. Additionally, we are subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service.

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

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2023, range from $6,813 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $34,065 per day for reckless violations and $1,362,567 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).

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

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration, the Veterans’ Administration (“VA”) and Fannie Mae and Freddie Mac with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. We are also subject to examination by Fannie Mae, FHA and VA to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Report Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Recent Events

Declaration of Dividend on Common Shares

On January 30, 2024, our Board of Directors declared a quarterly cash dividend on the Company’s common stock $0.05 per share, which represented a reduction from the prior quarterly cash dividend of $0.17 per share. The dividend was paid on February 28, 2024 to common stockholders of record as of February 14, 2024. On March 7, 2024, the Company announced that future quarterly cash dividends on shares of the Company’s common stock would be further reduced to $0.01 per share.

Equity Capital Raise

On March 7, 2024, we entered into separate investment agreements with (a) affiliates of funds managed by Liberty 77 Capital, L.P. (“Liberty”), (b) affiliates of funds managed by Hudson Bay Capital Management, LP (“Hudson Bay”), (c) affiliates of funds managed by Reverence Capital Partners L.P. (“Reverence”), and (d) certain other investors (the “Other Investors” and, collectively with Liberty, Reverence and Hudson Bay, the “Investors”, and the investments agreements entered into with each of the Investors on March 7, 2024, collectively, the “Original Investment Agreements”). On March 11, 2024, NYCB entered into separate amendments to the Original Investment Agreements with Liberty (such agreement, as amended, the “Liberty Investment Agreement”), Hudson Bay (such agreements, as amended, the “Hudson Bay Investment Agreements”) and Reverence (such agreement, as amended, the “Reverence Agreement” and, collectively with the Liberty Agreement, the Hudson Bay Agreements and the Original Investment Agreements of the Other Investors, the “Investment Agreements”).

Pursuant to the Investment Agreements, on March 11, 2024, the Investors invested an aggregate of approximately $1.05 billion in the Company in exchange for the sale and issuance by the Company of (a) 76,630,965 shares of our common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock (the “Series B Preferred Stock”), at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock (as defined below)), (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock (the “Series C Preferred Stock”, together with the Series B Preferred Stock, the “Preferred Stock”), at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) warrants (the “Issued Warrants”), which may not be exercised until 180 days after issuance thereof, affording the holder thereof the right, until the seven-year anniversary of the issuance of such Issued Warrant, to purchase for $2,500 per share, shares of a new class of non-voting, common-equivalent preferred stock of the Company (the “Series D NVCE Stock”), each share of Series D NVCE Stock is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), and all of which shares of Series D NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive 315,000,000 million shares of common stock.

On March 11, 2024, we entered into a Registration Rights Agreement with each Investor (the “Registration Rights Agreement”), pursuant to which we will provide customary registration rights to the Investors and their affiliates and certain permitted transferees with respect to, among other things, (a) the shares of our common stock purchased under the Investment Agreements, (b) shares of our common stock issued upon the conversion of shares of the Preferred Stock and exercise of the Issued Warrants purchased under the Investment Agreements, (c) in certain circumstances, the shares of Preferred Stock and (d) the Warrants. Under the Registration Rights Agreement, the Investors are entitled to customary shelf registration rights (which will initially be on a Form S-1) and customary piggyback registration rights, in each case, subject to certain limitations as set forth in the Registration Rights Agreement. Liberty and Reverence will additionally be entitled to request a certain number of marketed and unmarketed underwritten shelf takedowns and shall have the right to select the managing underwriter to administer any underwritten shelf takedowns provided the selection is reasonably acceptable to us.

The foregoing description of the Investment Agreements, the Registration Rights Agreement, the Issued Warrant, and the transactions contemplated thereby are not complete and are qualified in their entirety by reference to the full text of the Investment Agreements, which are filed as Exhibits 10.18–20 to this Annual Report on Form 10-K, the Registration Rights Agreement, which is filed as Exhibit 10.21 to this Annual Report on Form 10-K, and the IssuedWarrant, which is filed as Exhibit 4.5 to this Annual Report on Form 10-K, and in each case incorporated by reference herein.

In connection with this capital raise, (i) Joseph Otting was appointed as President and Chief Executive Officer of the Company, effective as of April 1, 2024, (ii) Alessandro DiNello was named Non-Executive Chairman of the Company, effective as of April 1, 2024, (iii) the Board of Directors of the Company was reduced to ten members, and (iv) four new directors (Steven Mnuchin, Joseph Otting, Allen Puwalski and Milton Berlinski) were appointed to the Board.

Additionally, the Company announced on March 11, 2024 that it plans to submit to its stockholders a plan for the adoption and approval of at least a 1-3 reverse stock split of our common stock and to increase the number of authorized shares of the Company's common stock to at least 1,700,000,000 (or at least 566,670,000 in the event of approval of the reverse stock split).

Item 1A. Risk Factors

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) risks related to our financial statements; (4) liquidity and dividend risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses, and related risks regarding our ability to pay dividends; (5) legal/compliance risk, which arises from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards; (6) financial and market risk, which arises from changes in the value of portfolios of financial instruments, as well as other matters that may dilute the value of our securities; (7) strategic risk, which is the risk of loss arising from the execution of our strategic initiatives and business strategies, including our acquisition and integration of other companies we acquire; (8) operational risk, which arises from problems with service or product delivery; and (9) reputational risk, which arises from negative public opinion resulting in a significant decline in stockholder value.

Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition, results of operations, and the value of our shares. The failure to properly identify, monitor, and mitigate any of the below referenced risks, could result in increased regulatory risk and could potentially have an adverse impact on the Company. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This Annual Report on Form 10-K is qualified in its entirety by those risk factors.

Summary of Risk Factors

Interest Rate Risks
•Changes in interest rates could reduce our net interest income and negatively impact the value of our loans, securities, and other assets and have a material adverse effect on our cash flows, financial condition, results of operations, and capital.

Credit Risks
•Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.
•Our concentration in multi-family loans and CRE loans could expose us to increased lending risks and related loan losses.
•Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulations.
•Economic weakness in the New York City metropolitan region could have an adverse impact on our financial condition.

Financial Statements Risks
•Our accounting estimates and risk management processes rely on analytical and forecasting models.
•Impairment in the carrying value of other intangible assets could negatively impact our financial condition.
•We may fail to maintain effective internal controls, which could impact the accuracy and timeliness of financial reporting.

Liquidity and Dividend Risks
•Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and also could subject us to material reputational and compliance risk.
•Reduction or elimination of our quarterly cash dividend could have an adverse impact on the market price of our stock.
•The inability to receive dividends from our subsidiary bank could have a material adverse effect on our financial condition or results of operations, and our ability to maintain or increase the current level of cash dividends we pay to our stockholders.
•If we were to defer payments on our trust preferred capital debt securities or were in default under the related indentures, we would be prohibited from paying dividends or distributions on our common stock.
•Dividends on our Series A, B and C Preferred Stock are discretionary and noncumulative, and may not be paid if such payment will result in our failure to comply with all applicable laws and regulations.

•Our Series A, B, and C Preferred Stocks have preferential rights over common stockholders, potentially impacting our liquidity and financial condition.

Legal/Compliance Risks
•Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.
•Our results of operations could be materially affected by restrictions on our operations imposed by bank regulators, changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.
• As a Category IV banking organization, we are subject to stringent regulations, including reporting, capital stress testing, and liquidity risk management and non-compliance could result in regulatory risks and restrictions on our activities.
•Noncompliance with the Bank Secrecy Act and anti-money laundering statutes/regulations could result in material financial loss.
•Failure to comply with OFAC regulations could result in legal and reputational risks.
•Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject.
•If tax authorities determine that we did not adequately provide for our taxes, our income tax expense could be increased.
•We are subject to numerous consumer protection laws, and failure to comply with these laws could lead to sanctions.
•Legislative and regulatory focus on data privacy and risks can subject us to heightened scrutiny and reputational damage.

Financial and Market Risks
•Declines in economic conditions could adversely affect the values of loans we originate and securities in which we invest.
•Rising mortgage rates and adverse changes in mortgage market conditions could reduce mortgage revenue.
•We are highly dependent on the Agencies to buy mortgage loans that we originate, and changes in these entities or in the manner or volume of loans they purchase or their current roles could adversely affect our business and financial condition.
•Changes in the servicing, origination, or underwriting guidelines or criteria required by the Agencies could adversely affect our business, financial condition and results of operations.
•Future sales or issuances of our common stock or other securities (including warrants) or the issuance of securities pursuant to the exercise of warrants issued by us may dilute existing holders of our common stock and other securities, decrease the value of our common stock and other securities and adversely affect the market price of our common stock and other securities.

Strategic Risks
•Extensive competition for loans and deposits could adversely affect the expansion of our business and our financial condition.
•Limitations on our ability to grow our loan portfolios could adversely affect our ability to generate interest income.
•The inability to engage in merger transactions, or to realize the anticipated benefits of acquisitions in which we might engage, could adversely affect our ability to compete with other financial institutions and weaken our financial performance.
•We may be exposed to challenges in combining the operations of acquired or merged businesses, including our recent Flagstar acquisition and Signature acquisition, into our operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.
•The success of the Signature transaction will depend on a number of uncertain factors, including our decisions regarding the fair value of the assets acquired and the bargain purchase gain recorded on the transaction, which could materially and adversely affect our financial condition, results of operations and future prospects.

Operational Risks
•Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.
•The Company, entities that we have acquired, and certain of our service providers have experienced information technology security breaches and may be vulnerable to future security breaches, which have resulted in, and could result in, additional expenses, exposure to civil litigation, increased regulatory scrutiny, losses, and a loss of customers.

•We rely on third parties to perform certain key business functions, which may expose us to further operational risk.
•Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
•The inability to attract and retain key personnel could adversely impact our operations.
•The transition to a new Chief Executive Officer will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.
•Our operations are dependent upon the soundness of other financial intermediaries and thus could expose us to systemic risk.
•We may be terminated as a servicer or subservicer or incur costs or liabilities if we do not satisfy servicing obligations.
•We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses.
•We utilize third-party mortgage originators which subjects us to strategic, reputation, compliance and operational risk.
•We are subject to various legal or regulatory investigations and proceedings.
•We may be required to pay interest on mortgage escrow accounts under state law despite Federal preemption.
•We could be exposed to fraud risks that affect our operations and reputation.

Reputational Risk
•Damage to our reputation could significantly harm the business we engage in, our competitive position and growth prospects.
•Increasing scrutiny from customers, regulators, investors, and other stakeholders with respect to our environmental, social, and governance practices may impose additional costs on us or expose us to new or additional risks.

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

At December 31, 2023, $37.3 billion or 44.0 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $10.5 billion or 12.4 percent consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

The CRE loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2023, $3.4 billion, or 32.1 percent of our commercial real estate loan portfolio was secured by office buildings. We may incur future losses on commercial real estate loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of less need for office space due to more people working from home or other factors.

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

Our business depends significantly on general economic conditions in the New York City metropolitan region, where the majority of the buildings and properties securing the multi-family, CRE, and ADC loans we originate for investment and the businesses of the customers to whom we make our other C&I loans are located. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents, due to such factors, or for other reasons, such as new legislation, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income. Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain the level of cash dividends we currently pay to our stockholders.

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

Impairment in the carrying value of other intangible assets could negatively impact our financial condition and results of operations.

At December 31, 2023, other intangible assets, primarily core deposit intangibles, totaled $625 million. We review our other intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in deposits may necessitate taking additional charges in the future related to the impairment of other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

We may fail to maintain effective internal controls, which could impact the accuracy and timeliness of financial reporting.

We recognize the critical importance of maintaining effective internal controls over financial reporting to ensure accurate and timely financial reporting, prevent fraud, and maintain investor confidence. We have implemented a system of internal controls that is regularly reviewed and updated. However, there is a risk that we may fail to maintain an effective system of internal controls, which could impair our ability to report financial results accurately and in a timely manner. These risks include human error, misconduct, inadequate processes, fraud, data breaches, and non-compliance with laws and regulations. We also acknowledge the challenges posed by changes in processes, procedures, technologies, employee turnover, and labor shortages. We have identified certain material weaknesses described in Item 9A of this Annual Report on Form 10-K and may discover additional future material weaknesses or significant deficiencies, which could divert management attention and increase our expenses, in order to correct the weaknesses or deficiencies in our controls. A "material weakness" is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Control weaknesses or failures could result in financial losses, reputational harm, loss of investor confidence, regulatory actions, and limitations on our business activities.

Liquidity and Dividend Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and also could subject us to material reputational and compliance risk.

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations. As of December 31, 2023, approximately 35.9 percent of our total deposits of $81.5 billion were not FDIC-insured.

In addition, large-scale withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands. Downgrades of the credit ratings of the Company and the Bank, such as those announced by certain credit rating agencies in both February and March 2024, could result in an acceleration in deposit outflows and additional collateral needs, which this far have been modest. They could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

Reduction or elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

The holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and, although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. As a result of our acquisitions of Flagstar and Signature, we are required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024, which could restrict our ability to pay the common stock dividend. In the Company’s January 31, 2024 earnings release for the fourth quarter and year ended December 31, 2023, the Company announced that its Board of Directors reduced the Company’s quarterly cash dividend to $0.05 per common share to accelerate the building of capital to support our balance sheet as a Category IV banking organization. Following the issuance of that earnings release, the market price of our common stock experienced a decline. On March 7, 2024, the Company announced that future quarterly cash dividends on shares of the Company's common stock would be further reduced to $0.01 per share. Any further reduction or elimination of our common stock dividend in the future due to actions to build capital or the inability to receive required regulatory approvals, or for any other reason, could adversely affect the market price of our common stock.

The inability to receive dividends from our subsidiary bank could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. As a result of our acquisitions of Flagstar and Signature, we are required to seek regulatory approval from the OCC for the payment of any dividend to the Bancorp through at least the period ending November 1, 2024. If the Bank is unable to pay dividends to the Parent Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock.

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

Dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are discretionary and noncumulative, and may not be paid if such payment will result in our failure to comply with all applicable laws and regulations.

Dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are discretionary and noncumulative. If our Board of Directors (or any duly authorized committee of the Board) does not authorize and declare a dividend on (a) the Series A Preferred Stock for any dividend period, holders of the depository shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable, or (b) Series B Preferred Stock and Series C Preferred Stock, the holders thereof will not be entitled to receive any dividend for that dividend period. For our Series A Preferred Stock, we have no obligation to pay dividends accrued for a dividend period after the dividend payment date for that period if our Board of Directors (or any duly authorized committee thereof) has not declared a dividend before the related dividend payment date, whether or not dividends on the Series A Preferred Stock or any other series of our preferred stock or our common stock are declared for any future dividend period. Dividends on our Series B Preferred Stock and Series C Preferred Stock are payable at a rate of 13 percent per annum, payable quarterly and in arrears. Additionally, under the FRB’s capital rules, dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock may only be paid out of our net income, retained earnings, or surplus related to other additional tier 1 capital instruments. If the non-payment of dividends on Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for any dividend period would cause the Company to fail to comply with any applicable law or regulation, or any agreement we may enter into with our regulators from time to time, then we would not be able to declare or pay a dividend for such dividend period.

Our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock initially have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect our liquidity and financial condition.

The holders of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock initially have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of our common stock. Following the satisfaction of the liquidation preference, the Series B Preferred Stock and Series C Preferred Stock participates with our common stock on an as-converted basis in a liquidation, dissolution or winding up of the Company. Our obligations to the holders of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and other classes of securities.

Legal/Compliance Risks

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB and the OCC. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile, and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand. Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require bank holding companies and banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock. In addition, failure to meet established capital requirements could result in the FRB and/or OCC placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

Our results of operations could be materially affected by the imposition of restrictions on our operations by bank regulators, further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the OCC; (2) the FDIC; (3) the FRB-NY; and (4) the CFPB, as well as state licensing restrictions and limitations regarding certain consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

As a Category IV banking organization with over $100 billion in assets, we are subject to stringent regulations, including reporting, capital stress testing, and liquidity risk management. Non-compliance could result in regulatory risks and restrictions on our activities.

As a result of the Signature transaction, our total assets exceeded $100 billion and therefore we became classified as a Category IV banking organization under the rules issued by the federal banking agencies that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions under the Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act. As a Category IV banking organization we are subject to enhanced liquidity risk management requirements which include reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. If we were to meet or exceed certain other thresholds for asset size, we would become subject to additional requirements. Failure to meet these requirements could expose us to compliance risks, higher penalties, increased expectations, and limitations on our activities. As a Category IV banking organization, we are required to implement and maintain an adequate liquidity risk management and monitoring process to ensure compliance with these requirements, and our failure to ensure compliance may have adverse consequences on our operations, reputation and future profitability. We anticipate incurring significant expenses to develop policies, programs, and systems that comply with the enhanced standards applicable to us.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Federal Reserve and OCC to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the Federal Reserve or OCC determines that we need to improve our performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations. Additionally, state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. If we become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.

Legislative and regulatory focus on data privacy and risks can subject us to heightened scrutiny and reputational damage.

Data privacy and cybersecurity risks have become a subject of heightened legislative and regulatory focus in recent years. Federal bank regulatory agencies have proposed regulations to enhance cyber risk management standards, which would apply to us and our third-party service providers. These regulations focus on areas such as cyber risk governance, management of dependencies, incident response, cyber resilience, and situational awareness. State-level legislation and regulations have also been proposed or adopted, requiring notification to individuals in the event of a security breach of their personal data. Examples include the California Consumer Privacy Act (CCPA) and other state-level privacy, data protection, and data security laws and regulations. We collect, maintain, and use non-public personal information of our customers, clients, employees, and others. The sharing, use, disclosure, and protection of this information are governed by federal and state laws. Compliance with these laws is essential to protect the privacy of personal information and avoid potential liability and reputational damage. Failure to comply with privacy laws and regulations may expose us to fines, litigation, or regulatory enforcement actions. It may also require changes to our systems, business practices, or privacy policies, which could adversely impact our operating results. Privacy initiatives have imposed and will continue to impose additional operational burdens on us. These initiatives may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data. New privacy and data protection initiatives, such as the CCPA, may require changes to policies, procedures, and technology for information security and data segregation. Non-compliance with these initiatives may make us more vulnerable to operational failures and subject to monetary penalties, litigation, or regulatory enforcement actions.

Financial and Market Risks

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

The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. Lower interest rates generally increase the volume of mortgage originations, while higher interest rates generally cause that volume to decrease. Therefore, our mortgage performance is typically correlated to fluctuations in interest rates, primarily the 10-year U.S. Treasury rate. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates and/or a decrease in our mortgage production volume could have a materially adverse effect on our operating results. The 10-year U.S. Treasury rate was 3.97 percent at December 31, 2023, and averaged 2.96 percent during 2023, 101 basis points higher than average rates experienced during 2022. The sustained higher rates experienced throughout 2023 negatively impacted the mortgage market including our loan origination volume and refinancing activity. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. Adverse market conditions, including increased volatility, changes in interest rates and mortgage spreads and reduced market demand, could result in greater risk in retaining mortgage loans pending their sale to investors. A prolonged period of secondary market illiquidity may result in a reduction of our loan mortgage production volume and could have a materially adverse effect on our financial condition and results of operations.

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

Future sales or issuances of our common stock or other securities (including warrants) or the issuance of securities pursuant to the exercise of warrants issued by us may dilute existing holders of our common stock and other securities, decrease the value of our common stock and other securities and adversely affect the market price of our common stock and other securities.

During the fourth quarter of 2023, the Company took decisive actions to build capital, reinforce our balance sheet, strengthen our risk management processes, and better align the Company with relevant bank peers. We significantly built our reserve levels by recording a $552 million provision for loan losses, bringing our allowance for credit losses to $992 million at December 31, 2023, reflecting our actions to build reserves during the quarter to address weakness in the office sector, potential repricing risk in the multi-family portfolio and an increase in classified assets, which better aligns the Company with its relevant bank peers, including Category IV banks. We are also subject to regulatory capital requirements and regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes. Accordingly, we may seek to raise additional capital, including by pursuing or effecting additional issuances of our securities. Our ability to raise additional capital (and the associated terms) depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions and governmental activities, and on our financial condition and performance.

On March 11, 2024, we completed an approximately $1.05 billion equity investment in the Company in connection with which we sold and issued (a) 76,630,965 shares of our common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) warrants, which may not be exercised until 180 days after issuance thereof, affording the holder thereof the right, until the seven-year anniversary of the issuance of such warrant, to purchase for $2,500 per share, shares of a new class of non-voting, common-equivalent preferred stock of the Company, each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series D NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive 315 million shares of common stock. Additionally, if the Company is not able to obtain certain approvals from our stockholders on or before September 9, 2024, then the Company will be required to issue to the investors in the March 2024 capital raise cash-settled warrants, which would become exercisable 60 days after their issuance if the such stockholder approvals still have not been obtained at such time, that provide the holder thereof the right, until the ten-year anniversary of the issuance of such warrant, to receive from the Company cash in an amount equal to (i) from issuance thereof until (and including) November 5, 2024, 160 percent of such holder’s investment in the Company in the March 2024 capital raise; (ii) on (and including) November 6, 2024 until (and including) January 4, 2025, 180 percent of such holder’s investment in the Company in the March 2024 capital raise; (iii) on (and including) January 5, 2025 until (and including) March 5, 2025, 200 percent of such holder’s investment in the Company in the March 2024 capital raise; and (iv) from and after March 6, 2025, 220 percent of such holder’s investment in the Company in the March 2024 capital raise, in each case, net of the exercise price (which is the amount of such holder’s investment in the Company in the March 2024 capital raise).

Our Board of Directors has the authority, in many situations, to issue additional shares of authorized but unissued stock (including securities convertible or exchangeable for stock) in public or private offerings without any vote of our shareholders. If, in the future, the Company is required or otherwise determines to raise additional capital (including through the issuance of additional securities), any such capital raise or issuance may dilute the percentage of ownership interest of existing shareholders, may dilute the per share book value of our common stock and may adversely affect the market price of our common stock and other securities. No assurance can be given that, in the future, the Company will be able to (i) raise any required capital or (ii) raise capital on terms that are beneficial to shareholders.

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

Our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (56 percent of total loans held for investment as of December 31, 2023). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital for compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.

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

We may be exposed to challenges in combining the operations of acquired or merged businesses, including our recent Flagstar acquisition and Signature acquisition, into our operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. We may lose our customers or the customers of acquired entities as a result of the acquisitions. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us including, but not limited to, increased compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, we may incur higher integration expenses than anticipated and the economic benefits expected to result from the acquisition, including revenue growth and cost savings, might not occur or might not occur to the extent we expected. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations.

The success of the Signature transaction will depend on a number of uncertain factors, including our decisions regarding the fair value of the assets acquired and the bargain purchase gain recorded on the transaction, which could materially and adversely affect our financial condition, results of operations and future prospects.

Our acquisition of certain assets of Signature Bank in March 2023 was an FDIC-assisted transaction and the expedited nature of the FDIC-assisted transaction did not allow bidders the time and access to information customarily associated with preparing for and evaluating a negotiated transaction. As a result, fair value estimates we have made in connection with the Signature transaction may be inaccurate and subject to change, which could adversely impact our financial condition, results of operations and future prospects. In addition, we may obtain additional information and evidence during the period of one year from March 20, 2023, the date we completed the Signature transaction, that may result in changes to the estimated amounts recorded as of December 31, 2023, which could change the amount of the bargain purchase gain we have recorded. Adjustments to this gain may be recorded based on additional information received after the acquisition date that affect the measurement of the assets acquired and liabilities assumed and any decrease in the amount of bargain purchase gain we have recorded could also adversely impact our financial condition, results of operations and future prospects.

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

The Company, entities that we have acquired, and certain of our service providers have experienced information technology security breaches and may be vulnerable to future security breaches. These incidents have resulted in, and could result in, additional expenses, exposure to civil litigation, increased regulatory scrutiny, losses, and a loss of customers, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communication and information systems are essential to the conduct of our business, as we use such systems, and those maintained and provided to us by third-party service providers, to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we, and entities we have acquired, take and have taken protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks, as well as the security of the computer systems, software, and networks of certain of our service providers, have been, and may in the future be, vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that have had and could have an impact on information security. With the rise and permeation of online and mobile banking, the financial services industry in particular faces substantial cybersecurity risk due to the type of sensitive information provided by customers. We, and our third-party service providers, have been and may in the future be subject to cybersecurity incidents, including those that involve the unauthorized access to customer information affecting other financial institutions and industry groups. Our systems and those of our third-party service providers and customers are regularly the subject of attempted attacks that are increasingly sophisticated, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations. In addition, breaches of security have in the past and may in the future occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information, or that of our customers, clients, or counterparties. Certain previously identified cyber incidents have resulted, and future such events could result, in the breach of confidential and other information processed and stored in our computer systems and networks. These events could cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. Further, we may not know that an attack occurred until well after the event. Even after discovering an attempt or breach occurred, we may not know the extent of the impact of the attack for some period of time. This could cause us significant reputational damage or result in our experiencing significant losses.

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

The transition to a new Chief Executive Officer will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our transition to our new CEO, Joseph M. Otting, on April 1, 2024. The new CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, our operations and financial conditions may be adversely affected.

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

At December 31, 2023, we had relationships with 10 owners of MSRs, excluding ourselves, for which we act as subservicer for the mortgage loans they own. Due to the limited number of relationships, discontinuation of existing agreements with those third parties or adverse changes in contractual terms could have a significant negative impact to our mortgage servicing revenue. The terms and conditions in which a master servicer may terminate subservicing contracts are broad and could be exercised at the discretion of the master servicer without requiring cause. Additionally, the master servicer directs the oversight of custodial deposits associated with serviced loans and, to the extent allowable, could choose to transfer the oversight of the Bank's custodial deposits to another depository institution. Further, as servicer or subservicer of loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses.

When selling mortgage loans, we provide customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, regarding loan originations. Agreements may require repurchasing, substituting mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. We may also face litigation and associated costs. With respect to loans that are originated through our broker or correspondent channels, the remedies against originating brokers or correspondents may be limited, posing financial risk. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition may also be adversely affected. Additionally, servicing errors may lead to reimbursement obligations, we may have a significant reduction to noninterest income or an increase to noninterest expense. We may incur legal and document-related expenses from foreclosure actions. These challenges could harm our reputation or negatively affect our servicing business and, as a result, our profitability.

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

At any given time, we are involved with a number of legal and regulatory examinations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities, or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We are currently subject to stockholder class and derivative actions which seek significant damages and other relief, and may be subject to similar actions in the future. Any financial liability or reputational damage could have a materially adverse effect on our business and, in turn, on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies. For further information, see Note 19 - Commitments and Contingencies and Item 3 - Legal Proceedings.

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

We could be exposed to fraud risks that affect our operations and reputation.

We face significant risks related to fraud, which could result in financial loss, expensive litigation, and damage to our reputation. Our organization is exposed to various types of fraud, including fraud or theft by colleagues or outsiders and unauthorized transactions. We rely heavily on information provided by clients and third parties, and misrepresentations in this information can lead to funding loans that do not meet our expectations or on unfavorable terms. We bear the risk of loss associated with misrepresentations, and it can be challenging to recover any monetary losses suffered. We have implemented various controls and security measures, but the failure of any of these controls could result in a failure to detect or mitigate fraud risks in a timely manner. We are committed to ongoing investments and attention to combat fraud and enhance our security measures to protect against these risks.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

The importance of protecting against unauthorized access to or use of customer data that has been entrusted to us as part of the various services provided to our customers; as well as operational disruptions caused by cybersecurity events, is of paramount importance to us. The Bank relies upon a formalized Information/Cybersecurity Program (“ICP”) to ensure we are protecting the confidentiality, integrity and availability of confidential information. The ICP is approved by the Board of Directors or a Committee thereof annually, and is designed to identify reasonably foreseeable internal and external threats, assess the likelihood and potential damage these threats could cause, and assess the appropriateness of policies, standards and procedures used to identify and mitigate risk levels to within the documented risk appetite. The ICP has been designed to align with industry best practices, as well as Regulatory guidelines and laws; and leverages both the Secure Control and the National Institute of Standards and Technology Cybersecurity frameworks as its baselines.

The ICP incorporates formal policies and procedures to ensure established controls are subjected to testing and independent effective challenge, to provide for appropriate due diligence and ongoing oversight of third parties who have access to our confidential information and/or systems, and to provide information and cybersecurity training to our employee population to ensure awareness of risks facing the institution and latest techniques used by malicious actors. A key component of the training program is the performance of phishing and social engineering campaign, the result of which are used to gauge the training program’s effectiveness, as well as to identify employees that pose a potential higher level of phishing/social engineering susceptibility risk, with all such employees provided additional targeted training. The ICP also includes subject matter expert review of third-party servicing agreements to ensure provisions adequately protect the bank in the event of a cybersecurity event whenever the relationship involves sensitive customer information. Internal auditors and third-party security experts are relied upon to review and ensure that established controls are appropriately designed, effectively implemented, and operating as intended; with such reviews undertaken as part of the Bank’s internal audit and third-party penetration testing programs.

The information/cybersecurity risk management program relies upon a layered security model to protect against both internal and external threats; and is a component of the Bank’s formalized enterprise risk management program (“ERM Program”), which is reviewed and approved by the Board of Directors or Committee thereof at least annually. The ERM Program sets forth enterprise-wide operational practices to ensure consistency in the organizations approach to risk identification, documentation, measurement, management, and mitigation with all aspects of risk management documented within a centrally maintained risk management platform (“RMP”). A key aspect of the ERM Program is the risk and control self-assessment (“RCSA”) process, which is used to evaluate the mitigation effectiveness of implemented controls through an independent effective challenge program. Gaps or control weaknesses identified as part of the RCSA process require creation of issues and remediation strategies, both of which are formally documented within the RMP, where remediation efforts are managed and monitored from initial creation through ultimate completion of the respective work effort. Independent effective challenge has been embedded throughout this process and ensures that remediation efforts will, and have satisfactorily addressed the identified issue.

A formal Incident Response Plan (“Plan”) is maintained by the Information Security Department, and approved by the Board of Directors or designated Committee thereof at least annually. The Plan sets forth the Bank’s information/cybersecurity incident response framework, which has been designed to ensure a consistent, repeatable response to any actual or threatened cybersecurity incident (“Incident”). The framework sets forth the team structure utilized for the coordination, monitoring, oversight, and internal and external reporting in connection with any identified Incident; and delineates responsibilities for all team members involved in response activities, as well as guidance for all employees in connection with defining, discovering, reporting, investigating, containing, and recovering from an Incident. During the reporting period, we did not experience any cybersecurity risks or incidents that have materially or are reasonably likely to materially affect the Bank; including its business strategy, result of operations, or financial condition.

We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material impact on the Company, including business strategy, results of operations or financial condition.

Governance

The Board of Directors, through its Risk Assessment (“RAC”) and Technology (“TEC”) Committees, (together the “Committees”) provides direction and oversight of both the enterprise risk management and information/cybersecurity risk management programs. The Committees meet monthly to review and discuss overall state, current developments, management and performance metrics, risk identification and mitigation status, and new initiatives associated with both the Enterprise Risk Management and Information/Cybersecurity Programs. The Committees rely upon various management level committees (e.g.

Enterprise Risk Management, Operational Risk Management, and Technology Management) for oversight and direct management of the overarching risk management framework, which includes the information/cybersecurity risk management program and direct reporting by the Chief Information Security Officer (“CISO”).

The CISO is responsible for administration, management, and oversight of the Information/Cybersecurity Program; and is supported by a team of individuals that possess various levels of educational and technical hands-on expertise to carry out daily responsibilities and to ensure the Program’s success and continued maturation. The CISO reports directly to the Chief Risk Officer, and has over 15 years of direct experience in designing, implementing, and maturing information and cybersecurity strategies within the financial sector. Prior to joining the Bank, the CISO served as a technology examiner for one of the three Federal banking regulatory agencies, with over ten years of experience performing technology examinations of financial institutions (“FI”) and FI service providers primarily within the New York metropolitan area.

Item 2.	Properties

We own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, Florida and Michigan. We also utilize other branch and back-office locations in those states, and in New Jersey, Arizona, California, Indiana, and Wisconsin under various lease and license agreements that expire at various times. (See Note 8 - Leases in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

Item 3.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

The Company and its President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have been named as defendants in a shareholder class action captioned Lemm, Jr. v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-00903, filed on February 6, 2024 in the United States District Court for the Eastern District of New York. This action, which seeks unspecified compensatory damages to be proven at trial, alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, with respect to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 30, 2024. The Company intends to vigorously defend this action and any related actions.

The Company and its President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have also been named as defendants in a second shareholder class action captioned Miskey v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-01118, filed on February 13, 2024 in the United States District Court for the Eastern District of New York. This action also seeks unspecified compensatory damages to be proven at trial and alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, with respect to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on February 5, 2024. The Company intends to vigorously defend this action and any related actions.

The Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, as well as all of the Company’s current directors, have also been named as defendants in a shareholder derivative action captioned Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York. This action, which also names the Company as a nominal defendant and seeks unspecified compensatory damages and certain corporate governance and internal procedures reforms, alleges claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaint relate to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of the Company during such period. The Company intends to vigorously defend this action and any related actions.

The outcome of the pending litigation described above is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company may incur significant legal expenses in defending the litigation described above during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market For the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2023, the number of outstanding shares was 722,066,370 and the number of registered owners was approximately 11,746. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2023 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the S&P U.S. BMI Banks Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the S&P U.S. BMI Banks Index currently is comprised of 258 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

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

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2018 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2018 THROUGH DECEMBER 31, 2023

200
180
160
140
120
100
80
Relative Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
New York Community Bancorp
S&P Mid-Cap 400 Index
S&P U.S. BMI Banks Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
New York Community Bancorp, Inc.	$100.00	$135.38	$127.51	$156.41	$118.03	$149.75
S&P Mid-Cap 400 Index	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
S&P U.S. BMI Banks Index	$100.00	$137.36	$119.83	$162.92	$135.13	$147.41

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of December 31, 2023, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

During the year December 31, 2023, the Company repurchased $12 million or 1 million shares of its common stock:

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2023	976,454	$9.33	$9	0
Second Quarter 2023	190,177	10.36	2	0
Third Quarter 2023	33,956	12.50	0	0
Fourth Quarter 2023
October 1 - 31, 2023	1,525	10.29	0	—
November 1 - 30, 2023	4,897	9.34	—	—
December 1 - 31, 2023	50,526	9.92	1	—
Total Fourth Quarter 2023	56,948	$16.57	1	—
2023 Total	1,257,535	$9.59	$12	—

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

At December 31, 2023, total assets were $114.1 billion, up $23.9 billion compared to December 31, 2022. Total deposits were $81.5 billion at December 31, 2023, up $22.8 billion from December 31, 2022. These year-to-date increases were primarily due to our March 20, 2023, assumption of a substantial amount of the deposits and certain identified liabilities and the acquisition of certain assets and lines of business of Signature Bridge Bank, from the FDIC as receiver for Signature Bridge Bank (the “Signature Transaction”). See Note 3 - Business Combinations to the Consolidated Financial Statements for further information regarding the Signature Transaction.

For the year ended December 31, 2023, net loss was $79 million as compared to net income of $650 million for the year ended December 31, 2022. Net loss available to common stockholders for the year ended December 31, 2023 was $112 million, compared to net income $617 million for the year ended December 31, 2022. Diluted (loss) earnings per share totaled $(0.16) for the year ended December 31, 2023 compared to $1.26 for the year ended December 31, 2022.

The net loss for 2023 primarily reflects a goodwill impairment of $2.4 billion recorded in the fourth quarter partially offset by a $2.1 billion bargain gain on the Signature Transaction. During the fourth quarter of 2023, management also took decisive actions to build capital, reinforce our balance sheet, strengthen our risk management processes, and better align ourselves with the relevant bank peers. We significantly built our reserve levels by recording a $552 million provision for loan losses, bringing our allowance for credit losses to $992 million at December 31, 2023, reflecting our actions to build reserves during the quarter to address weakness in the office sector, potential repricing risk in the multi-family portfolio and conditions leading to increases in classified assets, which better aligns the Company with its relevant bank peers, including Category IV banks. In addition, we added on-balance sheet liquidity as we prepare for the enhanced prudential standards that apply to banks with $100 billion or more in total assets.

Loan Portfolio

At December 31, 2023, total C&I loans were $25.3 billion compared to $12.3 billion at December 31, 2022. The majority of the increase is attributable to the $9.9 billion of C&I loans acquired in the Signature Transaction along with continued growth through new originations.

The multi-family loan portfolio was $37.3 billion at December 31, 2023, down slightly compared to $38.1 billion at December 31, 2022. At December 31, 2023, multi-family loans represented 44 percent of total loans, compared to 55 percent at December 31, 2022, further demonstrating the reduction of our concentration in this asset class.

Commercial loans (commercial real estate and acquisition, development and construction loans) increased $2.9 billion at December 31, 2023 to $13.4 billion compared to $10.5 billion at December 31, 2022 largely attributable to the Signature Transaction and growth in our home builder finance portfolio.

One-to-four family residential loans totaled $6.1 billion at December 31, 2023, representing 7 percent of total loans compared to $5.8 billion or eight percent of total loans at December 31, 2022. Other loans totaled $2.7 billion at December 31, 2023 compared to $2.3 billion at December 31, 2022. The other loan portfolio consists mostly of HELOC and other consumer loans.

Loans held-for-sale at December 31, 2023 totaled $1.2 billion, up from $1.1 billion at December 31, 2022.

Deposit Base

Deposits at December 31, 2023 totaled $81.5 billion, up $22.8 billion compared to $58.7 billion at December 31, 2022 primarily driven by the Signature Transaction.

Our deposit base includes $29.3 billion of uninsured deposits at December 31, 2023, up $12.9 billion as compared to December 31, 2022 largely due to the Signature Transaction. This represents 35.9 percent of our total deposits. These amounts were determined based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts. At December 31, 2023 total liquidity (cash and cash equivalents, unpledged securities, and FHLB and FRB borrowing capacity) was $27.9 billion.

Net Interest Income

For the year ended December 31, 2023, net interest income totaled $3.1 billion, up $1.7 billion or 120 percent compared to the year ended December 31, 2022. The increase was primarily the result of the Flagstar acquisition, which closed in late 2022, and the Signature transaction, which closed in late March of 2023.

For the year ended December 31, 2023, net interest margin was 2.99 percent, up sixty-four basis points compared to the year ended December 31, 2022. The year-over-year increase was primarily the result of a larger balance sheet driven by both the Flagstar acquisition and the Signature transaction, and due to organic loan growth, along with the impact of higher interest rates.

Asset Quality

At December 31, 2023, NPA to total assets equaled 0.39 percent compared to 0.17 percent at December 31, 2022 while NPL to total loans equaled 0.51 percent compared to 0.20 percent at December 31, 2022. The increase in NPLs was primarily driven by a $125 million increase in multi-family loans and a $108 million in commercial real estate loans. Repossessed assets of $14 million were slightly higher compared to $12 million in the prior year.

Recent Events

Declaration of Dividend on Common Shares

On January 30, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock. The dividend is payable on February 28, 2024 to common stockholders of record as of February 14, 2024.

Appointment of Executive Chairman

On February 6, 2024, the Company appointed Alessandro (Sandro) DiNello as Executive Chairman, effective as of February 7, 2024. In this capacity, Mr. DiNello serves as the most senior executive officer of the Company.

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

It should be noted that the level of prepayment income on loans recorded in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on such external factors as current market conditions, including real estate values, and the perceived or actual direction of market interest rates. This impact is most prevalent in our multi-family and CRE portfolios, and to a lesser extent in our C&I and ADC portfolios. In addition, while a decline in market interest rates may trigger an increase in refinancing and, therefore, prepayment income, so too may an increase in market interest rates. It is not unusual for borrowers to lock in lower interest rates when they expect, or see, that market interest rates are rising rather than risk refinancing later at a still higher interest rate. The impact of prepayments on the current quarter and year was minimal.

Year-over-Year Comparison

For the year ended December 31, 2023, net interest income totaled $3.1 billion, up $1.7 billion or 120 percent compared to $1.4 billion for the year ended December 31, 2022. The year-over-year increase was primarily the result of the Flagstar acquisition, which closed late last year, and the Signature Transaction, which closed in late March of this year.

•Interest income on mortgages and other loans increased $2.7 billion driven by a $32.5 billion or 65.8 percent increase in average loan balances to $81.9 billion. This is primarily driven by the December 2022 acquisition of Flagstar and the March 2023 Signature Transaction. Additionally, we had a 177 basis point increase in the average loan yield to 5.5 percent in the current year primarily due to higher yields on acquired loans and the rising interest rate environment. Prepayments in 2023 were $9 million.

•Interest income on securities increased $244 million driven by a 149 basis point increase in the average yield to 4.2 percent from 2.7 percent along with a $3.2 billion or 42.5 percent increase in the average securities balance to $10.6 billion. The increase was driven by higher rates on new purchase and higher yields on acquired Flagstar securities.

•Interest-earning cash and cash equivalents increased $487 million reflecting a 367 basis point increase in the average yield to 5.1 percent driven by higher short-term market rates and an increase in the average balance driven by the Signature Transaction and bolstering our on-balance sheet liquidity.

•Interest expense on average interest-bearing deposits increased $1.4 billion to $1.8 billion during the year ended December 31, 2023, driven by a 206 basis point increase in the average cost of interest-bearing deposits due to rising interest rates. Average interest earning deposits grew $20.3 billion, or 56.4 percent, to $56.3 billion. The balance growth primarily reflects the December acquisition of Flagstar and the March Signature Transaction.

•Interest expense on borrowed funds increased $343 million or 109.6 percent to $656 million driven by a 162 basis point increase in rates in addition to a $2.5 billion or 16.5 percent increase in the average balance to $17.9 billion.

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

	For the Years Ended December 31,
	2023				2022				2021
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$81,855	$4,509		5.51%	$49,376	$1,848		3.74%	$43,200	$1,525		3.53%
Securities (2) (3)	10,611	444		4.18%	7,448	200		2.69%	6,625	156		2.35%
Reverse repurchase agreements	388	22		5.77%	460	15		3.24%	430	4		1.05%
Interest-earning cash and cash equivalents	10,025	516		5.14%	1,988	29		1.47%	2,016	4		0.17%
Total interest-earning assets	$102,879	$5,491		5.34%	$59,272	$2,092		3.53%	$52,271	$1,689		3.23%
Non-interest-earning assets	7,616				5,130				5,275
Total assets	$110,495				$64,402				$57,546
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$29,286	$943		3.22%	$17,910	$226		1.26%	$12,829	$31		0.24%
Savings accounts	9,941	169		1.70%	9,336	60		0.64%	7,612	28		0.36%
Certificates of deposit	17,097	646		3.78%	8,772	97		1.11%	9,094	55		0.60%
Total interest-bearing deposits	$56,324	$1,758		3.12%	$36,018	$383		1.06%	$29,535	$114		0.38%
Short term borrowed funds	7,263	305		4.20%	2,408	56		2.32%	2,343	8		0.34%
Other borrowed funds	10,671	351		3.29%	12,982	257		1.99%	13,366	278		2.08%
Total borrowed funds	$17,934	$656		3.66%	$15,390	$313		2.04%	$15,709	$286		1.82%
Total interest-bearing liabilities	$74,258	$2,414		3.25%	$51,408	$696		1.35%	$45,244	$400		0.88%
Non-interest-bearing deposits	21,583				5,124				4,578
Other liabilities	4,073				787				790
Total liabilities	$99,914				$57,319				$50,612
Stockholders’ equity	10,581				7,083				6,934
Total liabilities and stockholders’ equity	$110,495				$64,402				$57,546
Net interest income/interest rate spread		$3,077		2.09%		$1,396		2.17%		$1,289		2.35%
Net interest margin				2.99%				2.35%				2.47%
Ratio of interest-earning assets to interest-bearing liabilities			1.39	x			1.15	x			1.16	x

(1)Amounts are net of net deferred loan origination costs/(fees) and includes loans held for sale and non-performing loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) the changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate on each separate line.

	For the Years Ended December 31,
	2023 compared to Year Ended 2022 Increase/(Decrease) Due to:			2022 compared to Year Ended 2021 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$1789	$872	$2661	$231	$92	$323
Securities	132	112	244	22	22	44
Reverse repurchase agreements	(4)	11	7	1	10	11
Interest Earning cash and cash equivalents	413	74	487	—	25	25
Total interest-earnings assets	2,327	1,072	3,399	247	156	403
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	366	351	717	64	131	195
Savings accounts	10	99	109	11	21	32
Certificates of deposit	315	234	549	(4)	46	42
Short term borrowed funds	204	45	249	2	46	48
Other borrowed funds	(76)	170	94	(8)	(13)	(21)
Total interest-bearing liabilities	743	975	1,718	83	213	296
Change in net interest income	$1,584	$97	$1,681	$164	$(57)	$107

For the year ended December 31, 2023, the net interest margin was 2.99 percent, up 64 basis points compared to the year ended December 31, 2022. The year-over-year increase was primarily the result of a larger balance sheet with loans at higher yields driven by both the Flagstar acquisition and the Signature Transaction along with the impact of higher interest rates. Average interest-earning assets increased $43.6 billion, or 74 percent, on a year-over-year basis to $102.9 billion for the year ended December 31, 2023, while the average yield rose 181 basis points to 5.34 percent.

Average loan balances rose $32.5 billion, or 66 percent, to $81.9 billion while the average loan yield rose 177 basis points to 5.51 percent on a year-over-year basis. Average cash balances increased $8.0 billion to $10.0 billion, while the average yield rose to 5.14 percent from 1.47 percent. Average securities increased $3.2 billion, or 42 percent, to $10.6 billion, while the average yield improved to 4.18 percent from 2.69 percent.

Average interest-bearing liabilities increased $22.9 billion, or 44 percent, to $74.3 billion while the average cost increased to 3.25 percent from 1.35 percent. Average interest-bearing deposits rose $20.3 billion, or 56 percent, while the average cost of deposits increased to 3.12 percent compared to 1.06 percent. Average borrowed funds increased $2.5 billion to $17.9 billion while the average cost rose to 3.66 percent from 2.04 percent. Average non-interest-bearing deposits rose $16.5 billion to $21.6 billion.

Provision for Credit Losses

Comparison to Prior Year to Date

The year ended December 31, 2023 provision for credit losses was $833 million compared to $133 million for the year ended December 31, 2022. The 2023 provision primarily reflects an initial $132 million provision for credit losses for acquired loans and related commitments from the Signature Transaction and a net $483 million increase in ACL and unfunded commitment reserves which reflects our actions to build reserves during the fourth quarter to address weakness in the office sector, potential repricing risk in the multi-family portfolio and conditions leading to increases in classified assets. Lastly, the Company recorded a net $10 million provision related to net charge-offs on AFS securities.

Total net loan charge-offs amounted to $208 million, including $112 million for a co-operative loan, $40 million for a CRE loan, and $30 million for commercial loans, mainly from two C&I loans in the fourth quarter. The charged-off co-

operative loan was subsequently transferred to held-for-sale status. On February 29, the loan was sold, realizing a gain of $26 million from its previously written-down fair value estimate. This gain on sale will be recognized in the first quarter of 2024. For a more detailed discussion and analysis of the total allowance for credit losses, see the "Credit Quality" section of this MD&A and "Note 7 - Allowance for Credit Losses on Loans and Leases".

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

The following table summarizes our non-interest income for the respective periods:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Bargain purchase gain	$2,131	$159	$—
Fee income	172	27	23
Net return on mortgage servicing rights	103	6	—
Net gain on loan sales and securitizations	89	5	—
Other	68	17	9
Bank-owned life insurance	43	32	29
Net loan administration income	82	3	—
Net loss on securities	(1)	(2)	—
Total non-interest income	$2,687	$247	$61

Non-interest income increased $2.4 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the bargain purchase gain of $2.1 billion related to the Signature Transaction. Excluding bargain purchase gains, non-interest income for the year ended December 31, 2023 totaled $556 million as compared to $88 million for the year ended December 31, 2022. For the year ended December 31, 2023, net gains on loan sales, net return on mortgage servicing rights and net loan administration income totaled $274 million compared to $14 million for the year ended December 31, 2022, all driven by a full year of the Flagstar acquisition. The two acquisitions also drove higher fee income, loan administration income and other income driven by mortgage and FDIC loan servicing along with a higher volume of customer based fees.

Non-Interest Expense

Non-interest expense increased $4.3 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by goodwill impairment in the fourth quarter totaling $2.4 billion. Additionally, merger related expenses increased $223 million due to the closing of the Signature transaction and ongoing integration costs. Excluding the goodwill impairment and merger related expenses, non-interest expense for the year ended December 31, 2023 totaled $2.2 billion as compared to $0.6 billion for the year ended December 31, 2022.

Total operating expenses for the year ended December 31, 2023 were up approximately $1.5 billion compared to the year ended December 31, 2022 primarily driven by a full-year of Flagstar activity and the Signature transaction, which closed in late March of 2023. Included in total operating expenses is a $49 million expense for the FDIC special assessment issued to certain banks nationally related to deposit insurance fund shortfalls, including the assessment issued by the FDIC in February 2024..

Income Tax Expense

For the year ended December 31, 2023, the Company reported a provision for income taxes of $29 million, compared to $176 million for the year ended December 31, 2022. Income tax expense for the current year was impacted by the bargain purchase gain arising from the Signature transaction.

RESULTS OF OPERATIONS: 2022 AS COMPARED TO 2021

The results of operations comparison of 2022 compared to 2021 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2022 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations: 2022 As Compared to 2021.”

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

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased $23.9 billion to $114.1 billion as of December 31, 2023, compared to $90.1 billion at December 31, 2022 due to the Signature Transaction, which closed on March 20, 2023, and organic growth.

The Company acquired approximately $11.7 billion of loans, net of purchase accounting adjustments ("PAA"), $33.5 billion of deposits, net of PAA, and $2.1 billion of other liabilities related to the Signature Transaction.

Total loans and leases held for investment were $84.6 billion at December 31, 2023 compared to $69.0 billion at December 31, 2022. The increase was driven by the aforementioned loans acquired from the Signature Transaction and organic loan growth.

The securities portfolio totaled $9.2 billion at December 31, 2023, compared to $9.1 billion at December 31, 2022. As of December 31, 2023, the Company has no held-to-maturity securities portfolio and all of the Company’s securities were designated as “Available-for-Sale”, consistent with December 31, 2022.

Total deposits grew $22.8 billion, or 39 percent to $81.5 billion at December 31, 2023 compared to $58.7 billion at December 31, 2022 primarily driven by the deposits assumed in the Signature Transaction. Included in the December 31, 2023 balance are $247 million in non-interest-bearing custodial deposits related to the Signature Transaction.

Wholesale borrowings at December 31, 2023 remained flat at $20.3 billion when compared to December 31, 2022.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	At December 31,
	2023		2022
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$37,265	44.0%	$38,130	55.3%
Commercial real estate	10,470	12.4%	8,526	12.4%
One-to-four family first mortgage	6,061	7.2%	5,821	8.4%
Acquisition, development, and construction	2,912	3.4%	1,996	2.8%
Total mortgage loans	$56,708	67.0%	$54,473	78.9%
Other Loans:
Commercial and industrial	$25,254	29.9%	$12,276	17.8%
Other loans	2,657	3.1%	2,252	3.3%
Total other loans held for investment	$27,911	33.0%	$14,528	21.1%
Total loans and leases held for investment	$84,619	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(992)		(393)
Total loans and leases held for investment, net	$83,627		$68,608
Loans held for sale	1,182		1,115
Total loans and leases, net	$84,809		$69,723

Loan Maturity and Repricing Analysis

The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2023. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$3,530	$1,233	$14	$1,049	$8,323	$14,149
After one year:
One to five years	28,419	7,946	54	1,775	14,973	53,167
Over five years to fifteen years	5,314	1,263	297	25	3,280	10,179
Over fifteen years	2	28	5,696	63	1,335	7,124
Total due or repricing after one year	33,735	9,237	6,047	1,863	19,588	70,470
Total amounts due or repricing, gross	$37,265	$10,470	$6,061	$2,912	$27,911	$84,619

The following table sets forth, as of December 31, 2023, the dollar amount of all loans held for investment that are due after December 31, 2024, and indicates whether such loans have fixed or adjustable rates of interest:

(in millions)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$8,758	$24,977	$33,735
Commercial real estate	3,381	5,856	9,237
One-to-four family first mortgage	2,201	3,846	6,047
Acquisition, development, and construction	121	1,742	1,863
Total mortgage loans	14,461	36,421	50,882
Other loans	9,836	9,752	19,588
Total loans	$24,297	$46,173	$70,470

The following table summarizes our production of loans held for investment:

	For the Years Ended December 31,
	2023		2022
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$839	4.0%	$8,387	49.2%
Commercial real estate	1,092	5.3%	1,086	6.4%
One-to-four family first mortgage	3,739	18.1%	328	1.9%
Acquisition, development, and construction	1,571	7.6%	149	0.9%
Total mortgage loans originated for investment	$7,241	35.0%	$9,950	58.4%
Other Loans Originated for Investment:
Specialty finance	$7,326	35.4%	$6,001	35.2%
Commercial and industrial	4,942	23.9%	1,016	6.0%
Other	1,178	5.7%	83	0.4%
Total other loans originated for investment	$13,446	65.0%	$7,100	41.6%
Total loans originated for investment	$20,687	100.0%	$17,050	100.0%

Multi-Family Loans

The multi-family loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents.

The multi-family loan portfolio was $37.3 billion at December 31, 2023, down slightly compared to $38.1 billion at December 31, 2022 due to a combination of higher interest rates and our loan diversification strategy.

The majority of our multi-family loans were secured by rental apartment buildings.

At December 31, 2023, $21.1 billion or 57 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State, of which $18.3 billion are subject to rent regulation laws. Of the $18.3 billion properties subject to rent regulation, approximately 38 percent are currently in an interest only period. The weighted average LTV of the New York State rent regulated multi-family portfolio was 58 percent as of December 31, 2023 as compared to 57 percent at December 31, 2022.

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

In addition to requiring a minimum DSCR of 120 percent on multi-family buildings at origination, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75 percent of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Exceptions to these levels are made to borrowers on a case by case basis and approved by the joint authority of credit and lending officers and when necessary, the Board Credit Committee of the Board.

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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At December 31, 2023
	Multi-Family Loans
(in millions)	Amount	Percent of Total
New York City:
Manhattan	$6,893	18%
Brooklyn	5,840	16%
Bronx	3,619	10%
Queens	2,831	8%
Staten Island	133	—%
Total New York City	$19,316	52%
New Jersey	5,064	14%
Long Island	509	1%
Total Metro New York	$24,889	67%
Other New York State	1,233	3%
Pennsylvania	3,682	10%
Florida	1,681	5%
Ohio	1,085	3%
Arizona	434	1%
All other states	4,261	11%
Total	$37,265	100%

Commercial Real Estate

At December 31, 2023, CRE loans represented $10.5 billion, or 12 percent, of total loans held for investment, reflecting a $2.0 billion increase when compared to $8.5 billion at December 31, 2022. Approximately $1.9 billion of CRE loans were acquired in the Signature Transaction.

CRE loans represented $1.1 billion, or 5 percent, of the loans we originated for the year ended December 31, 2023 as compared to $1.1 billion, or 6 percent for the year ended December 31, 2022.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2023, the largest concentration of CRE loans were secured by properties in the metro New York City area. Refer to the Geographical Analysis table included below for additional details.

Approximately $3.4 billion of the CRE portfolio are office properties with an average balance of approximately $10 million and located primarily in the New York metro area.

The terms of more than half of our CRE loans primarily feature a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. In addition to customary fixed rate terms, we now also offer floating rates advances indexed to CME Term SOFR. These products are generally offered in combination with interest rate cap or swaps that provide borrowers with additional optionality to manage their interest rate risk. Following the initial fixed rate period, the loan resets to an adjustable interest rate that is indexed to CME Term SOFR or Prime, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

Prepayment penalties apply to certain of our CRE loans. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance.

If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve.

We originate CRE loans in adherence with underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan primarily depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum DSCR of 130 percent and a maximum LTV of 65 percent. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases. In addition, certain of our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At December 31, 2023
	Commercial Real Estate Loans
(in millions)	Amount	Percent of Total
New York	$5,319	51%
Michigan	1,000	10%
New Jersey	580	5%
Florida	457	4%
Texas	105	1%
Pennsylvania	374	4%
Ohio	132	1%
All other states	2,503	24%
Total	$10,470	100%

Acquisition, Development, and Construction Loans

At December 31, 2023, our ADC loans represented $2.9 billion, or 3 percent, of total loans held for investment, reflecting an increase of $916 million compared to December 31, 2022.

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

C&I Loans

At December 31, 2023 C&I loans totaled $25.3 billion or 30 percent of total loans held-for-investment. Included in this portfolio is $5.1 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

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

Underlying mortgage loans are predominantly originated using the agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. At December 31, 2023, we had $5.1 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.8 billion at our discretion.

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

Specialty Finance

At December 31, 2023, specialty finance loans and leases totaled $5.2 billion or 6 percent of total loans held for investment, up $769 million or 17 percent compared to December 31, 2022.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of December 31, 2023, 84 percent of specialty finance loan commitments are structured as floating rate obligations which will benefit in a rising rate environment.

As of December 31, 2023, the Company originated $7.3 billion of specialty finance loans and leases, representing 35 percent of total originations compared to $6.0 billion for the same period in 2022, representing 35 percent of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

One-to-Four Family Loans

At December 31, 2023, one-to-four family loans represented $6.1 billion, including $996 million of LGG, or 7 percent, of total loans held for investment. As of December 31, 2023, the repurchase liability on LGG loans was $456 million. As of December 31, 2022 one-to-four family loans totaled $5.8 billion. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2023, non-government guaranteed loans in this portfolio had an average current FICO score of 741 and an average LTV of 53.

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

Other Loans

At December 31, 2023, other loans totaled $2.7 billion and consisted primarily of home equity lines of credit, boat and recreational vehicle indirect lending, point of sale consumer loans and other consumer loans, including overdraft loans.

Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 700. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of December 31, 2023, loans in this portfolio had an average current FICO score of 751.

As of December 31, 2023, loans in our indirect portfolio had an average current FICO score of 743. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

Loans held-for-sale at December 31, 2023 totaled $1.2 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million of Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Credit Quality

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2023 and December 31, 2022, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Asset Quality Measures

The following table presents the Company's asset quality measures at the respective dates:

	December 31, 2023	December 31, 2022
Non-performing loans to total loans held for investment	0.51%	0.20%
Non-performing assets to total assets	0.39	0.17
Allowance for credit losses on loans and leases to non-performing loans	231.51	278.87
Allowance for credit losses on loans and leases to total loans held for investment	1.17	0.57

Non-Performing Loans

The following table presents our non-performing loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2022
			to
			December 31, 2023
(in millions)	December 31, 2023	December 31, 2022	Amount
Non-Performing Loans(1)(2):
Non-accrual mortgage loans:
Multi-family	$138	$13	$125
Commercial real estate	128	20	108
One-to-four family first mortgage	95	92	3
Acquisition, development, and construction	$2	$—	2
Total non-accrual mortgage loans	$363	$125	238
Commercial and industrial	43	3	40
Other non-accrual loans(3)	22	13	9
Total non-performing loans	$428	$141	287
Repossessed assets	14	12	2
Total non-performing assets	$442	$153	289
(1)Excludes LGG that are insured by U.S government agencies.
(2)Unpaid principal balance.
(3)Includes home equity, consumer and other loans.

The following table sets forth the changes in non-accrual loans for the year ended December 31, 2023:

(in millions)
Balance at December 31, 2022	$141
New non-accrual, including acquired from acquisition	466
Charge-offs	(97)
Transferred to repossessed assets	(3)
Loan payoffs, including dispositions and principal pay-downs	(36)
Restored to performing status	(43)
Balance at December 31, 2023	$428

At December 31, 2023 total non-accrual mortgage loans increased $238 million to $363 million, while commercial and industrial loans increased $40 million to $43 million and other non-accrual loans increased $9 million to $22 million compared to December 31, 2022.

At December 31, 2023, NPA to total assets equaled 0.39 percent compared to 0.17 percent at December 31, 2022 while NPL to total loans equaled 0.51 percent compared to 0.20 percent at December 31, 2022. The increase in NPLs was primarily driven by a $125 million increase in multi-family loans and a $108 million in commercial real estate loans, primarily office. Repossessed assets of $14 million were slightly higher compared to $12 million in the prior year.

Delinquencies

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			Change from
			December 31, 2023
			to
			December 31, 2022
(in millions)	December 31, 2023	December 31, 2022	Amount	Percent
Loans 30 to 89 Days Past Due(1):
Multi-family	$121	$34	$87	256%
Commercial real estate	28	2	26	1300%
One-to-four family first mortgage	40	21	19	90%
Acquisition, development, and construction	2	—	2	NM
Commercial and industrial	37	2	35	1750%
Other loans	22	11	11	100%
Total loans 30-89 days past due	$250	$70	180	257%
(1)Excludes LGG that are insured by U.S government agencies.

Allowance for Credit Losses

The following table sets forth the allocation of the consolidated allowance for losses on loans, at each year-end:

	At December 31,
	2023		2022		2021
(dollars in millions)	Amount	Percent of Total Loans and Leases	Amount	Percent of Total Loans and Leases	Amount	Percent of Total Loans and Leases
Multi-family loans	$307	44%	$178	55%	$159	76%
Commercial real estate loans	366	12	46	12	17	15
One-to-four family first mortgage loans	48	7	46	8	1	—
Acquisition, development, and construction loans	36	3	20	3	2	—
Commercial and industrial	132	30		—		—
Other loans	103	3	103	21	20	9
Total loans	$992	100%	$393	100%	$199	100%
(1)Percentages represent the percentage of each loan and lease category to total loans and leases

The allowance for credit losses on loans and leases increased $599 million from December 31, 2022 to December 31, 2023. The day 1 impact of the Signature Transaction that closed on March 20, 2023 added $127 million to the reserve. The remaining net increase of approximately $472 million primarily reflects our actions to build reserves during the fourth quarter to address weakness in the office sector, potential repricing risk in the multi-family portfolio and conditions leading to increases in classified assets, which better aligns the Company with its relevant bank peers, including Category IV banks. The allowance for credit losses on loans and leases represented 232 percent of non-performing loans at December 31, 2023, as compared to 279 percent at the prior year-end.

Based on the acceleration of asset quality metric deterioration and collateral value trends observed during 4Q23, predominantly in office, management employed its judgment and qualitative reserves were increased to the higher end of the range as of December 31, 2023. In applying this judgement, management also considered the severity of emerging risks such as feedback from regulators, market information, the impact of potential internal loan review weaknesses on the identification of emerging risks, deterioration in collateral values or borrower financial statements, trends or indications of degradation in asset quality metrics such as problem loans, charge-offs and nonaccruals, and market indications.

Charge-offs

For the year ended December 31, 2023, our gross charge-offs were $223 million and net charge-offs were $208 million, compared to gross charge-offs of $7 million and net recoveries of $4 million over the same period in 2022.

The following table presents information on the Company's net charge-offs:

	For the Years Ended December 31,
	2023	2022
(in millions)
Charge-offs:
Multi-family	$119	$1
Commercial real estate	56	4
One-to-four family residential	4	—
Commercial and industrial	30	—
Other	14	2
Total charge-offs	$223	$7

Recoveries:
Commercial real estate	—	(4)
One-to-four family residential	—	—
Commercial and industrial	(11)	(7)
Other	(4)	—
Total recoveries	$(15)	$(11)

Net charge-offs (recoveries)	$208	$(4)

The following table presents information on the Company's net charge-offs as compared to average loans held for investment outstanding:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Multi-family
Net charge-offs during the period	$119	$1	$1
Average amount outstanding	$37,839	$36,292	$32,424
Net charge-offs as a percentage of average loans	0.31%	0.00%	0.00%

Commercial real estate
Net charge-offs during the period	$56	$—	$2
Average amount outstanding	$9,905	$6,964	$5,489
Net charge-offs as a percentage of average loans	0.57%	0.00%	0.04%

One-to-Four Family first mortgage
Net charge-offs during the period	$4	$—	$1
Average amount outstanding	$5,907	$516	$191
Net charge-offs as a percentage of average loans	0.06%	0.00%	0.52%

Acquisition, Development and Construction
Net charge-offs during the period	$—	$—	$—
Average amount outstanding	$2,530	$203	$152
Net charge-offs as a percentage of average loans	0.00%	0.00%	0.00%

Commercial and Industrial Loans
Net charge-offs during the period	$19	$(7)	$—
Average amount outstanding	$21,460	$—	$—
Net charge-offs as a percentage of average loans	0.09%	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$10	$(5)	$(6)
Average amount outstanding	$2,552	$5,401	$4,944
Net charge-offs (recoveries) as a percentage of average loans	0.38%	(0.09)%	(0.12)%

Total loans
Net charge-offs (recoveries) during the period	$208	$(4)	$(2)
Average amount outstanding	$80,193	$49,376	$43,200
Net charge-offs (recoveries) as a percentage of average loans	0.26%	(0.01)%	0.00%

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

At December 31, 2023 and December 31, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.
Securities

Total securities were $9.2 billion, or 8 percent, of total assets at December 31, 2023, compared to $9.1 billion, or 10 percent of total assets at December 31, 2022. At December 31, 2023 and December 31, 2022, all of our securities were designated as “Available-for-Sale”. At December 31, 2023, 12 percent of our portfolio are floating rate securities.

As of December 31, 2023, the net unrealized loss on securities available for sale, net of tax, was $581 million as compared to $626 million at December 31, 2022, reflecting the rising interest rate environment.

At December 31, 2023, available-for-sale securities had an estimated weighted average life of six years. Included in the quarter-end amount were mortgage-related securities of $6.6 billion and other debt securities of $2.6 billion.

At the prior year-end, available-for-sale securities were $9.1 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $4.8 billion of the year-end balance, with other debt securities accounting for the remaining $4.3 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at December 31, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	—%	4.65%	—%	—%
Due from one to five years	3.33	5.42	—	5.53
Due from five to ten years	2.73	1.61	3.16	5.05
Due after ten years	4.18	—	—	5.74
Total debt securities available for sale	4.09	2.27	3.16	5.56
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At December 31, 2023 the Company had $861 million and $329 million of FHLB-NY stock, at cost, and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, the Company had Federal Reserve Bank stock, at cost, of $203 million and $176 million at December 31, 2023 and December 31, 2022, respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI at December 31, 2023 rose $19 million to $1.6 billion compared to December 31, 2022.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. As of December 31, 2023, the Company identified a triggering event and applied a market approach using the end of day stock price. We evaluated those conditions known and knowable by the Company and how a market participant would view the control premium as confirmed by the subsequent confirming market evidence. This adjusted market capitalization was then compared to the carrying value to determine the extent of the shortfall which was calculated to be in excess of the goodwill balance. The Company’s assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion.

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2023 the Parent Company held cash and cash equivalents of $158 million. In addition to operating expenses, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Parent Company has three primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; capital raised through the issuance of equity; and funding raised through the issuance of debt instruments.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the OCC for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In 2023, dividends of $580 million were paid by the Bank to the Parent Company.

At December 31, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

Bank Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. The following table presents available sources of liquidity as of December 31, 2023:

(Dollars in millions)
Cash and cash equivalents	$11,475
Unencumbered investment securities	6,300
FHLB borrowing availability	8,400
Federal Reserve Bank borrowing availability through the discount window	1,700
Total Ready Liquidity	$27,875
On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.

CDs due to mature or reprice in one year or less from December 31, 2023 totaled $17.3 billion, representing 80 percent of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.
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

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $9.5 billion of our deposits at December 31, 2023, compared to $5.1 billion at December 31, 2022. Brokered money market accounts represented $1.3 billion of total brokered deposits at December 31, 2023 and $2.8 billion at December 31, 2022; brokered interest-bearing checking accounts represented $1.6 billion and $1.0 billion, respectively. At December 31, 2023, we had $6.6 billion of brokered CDs, compared to $1.3 billion at December 31, 2022.

Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At December 31, 2023 our deposit base includes $29.3 billion of uninsured deposits, a net increase of $12.9 billion as compared to December 31, 2022 due to the Signature Transaction. This represents 36 percent of our total deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	December 31, 2023	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$7,893	$3,749
Time deposits otherwise uninsured with a maturity of:
3 months or less	1,675	969
Over 3 months through 6 months	1,623	604
Over 6 months through 12 months	2,325	1,269
Over 12 months	2,271	907
Total time deposits otherwise uninsured	$7,894	$3,749

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings (FHLB-NY and FHLB-Indianapolis advances), Bank Term Funding Program of the FRB of New York and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2023, total borrowed funds decreased $65 million to $21.3 billion compared to the balance at December 31, 2022.

Wholesale Borrowings

Wholesale borrowings totaled $20.3 billion at December 31, 2023 and 2022.

FHLB-NY and FHLB-Indianapolis advances accounted for $19.3 billion and $20.3 billion at December 31, 2023 and December 31, 2022, respectively. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY, FHLB-Indianapolis advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. At December 31, 2023 and December 31, 2022, $2.0 billion and $6.8 billion of our wholesale borrowings had callable features, respectively.

The Company’s wholesale borrowings also include the $1.0 billion drawn on the BTFP. The BTFP draw is secured by pledges of certain eligible collateral in the form of securities eligible for purchase by the Federal Reserve Banks in open market operations (for example, U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities).

We had no federal funds outstanding at December 31, 2023 and December 31, 2022.

Junior Subordinated Debentures

Junior subordinated debentures totaled $579 million at December 31, 2023 compared to $575 million at December 31, 2022.

Subordinated Notes

At December 31, 2023, the balance of subordinated notes was $438 million compared to $432 million at December 31, 2022.

See Note 12 - Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Contractual Obligations

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs. These obligations include commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit.

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

Such letters of credit typically require the presentation of documents that describe the commercial transaction, and provide evidence of shipment and the transfer of title. Fees collected in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

For the year ended December 31, 2023, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At December 31, 2023, we had no commitments to purchase securities.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2023, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
December 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%
December 31, 2022
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
December 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%
December 31, 2022
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

At December 31, 2023, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 377 basis points and the fully phased-in capital conservation buffer by 127 basis points.

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

Reportable Segment and Reporting Unit

In 2023, our chief operating decision maker assessed performance and allocated resources at the consolidated Company level. Following the acquisition of Flagstar Bank, N.A. and closing the Signature Transaction, we are currently in the process of operationalizing the financial reporting – both historical and prospective – for our reportable segments and reporting units, which may result in a change to either or both in future reporting periods.

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

Allowance for Credit Losses

The allowance for credit losses on loans and leases represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management estimates the allowance by projecting and multiplying together the probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term, as well as credit ratings for certain loans within the commercial and industrial portfolio. The loss drivers for certain loans in the commercial and industrial portfolio are derived using credit ratings. The economic forecast and the related economic parameters are developed using multiple economic forecast scenarios, including related weightings, over the reasonable and supportable forecast period. The economic forecast scenarios and related economic parameters are sourced from independent third parties. Economic parameters are developed using available information relating to past events, current conditions, and economic forecasts. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics such as levels of and trends in delinquencies and performance of loans, levels of and trends in write-offs and recoveries collected, trends in volume and terms of loans, effects of any changes in reasonable and supportable economic forecasts, effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices, experience, ability, and depth of lending management and other relevant staff, available relevant information sources that support or contradict the registrant’s own forecast, effects of changes in prepayment expectations or other factors affecting assessments of loan contractual term, industry conditions; and effects of changes in credit concentrations. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The methodology used in the estimation of the allowance for credit losses on loans and leases, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter the Company reassesses the appropriateness of the economic forecasting period, the reversion period and historical mean.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses. Management believes the products within each of the entity’s portfolio segments exhibit similar risk characteristics. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast, as well as credit ratings for certain loans within the commercial and industrial portfolio.

Loans that do not share risk characteristics are evaluated on an individual basis, including nonaccrual loans. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate.

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

When applying this critical accounting estimate we incorporate several inputs and judgments that may be influenced by changes period to period. These include, but are not limited to changes in the economic environment and forecasts, changes in the credit profile and characteristics of the loan portfolio, property valuations and changes in prepayment assumptions.

While changes to the economic environment forecasts, and portfolio characteristics will change from period to period, portfolio prepayments are an integral assumption in estimating the allowance for credit losses on our commercial real estate portfolio (multi -family, CRE and ADC) which comprises 60 percent of the loan portfolio at December 31, 2023. Portfolio prepayments are subject to estimation uncertainty and changes in this assumption could have a material impact to our estimation process. Prepayment assumptions are sensitive to interest rates and existing loan terms and determine the weighted average life of the commercial mortgage loan portfolio. Excluding other factors, as the weighted average life of the portfolio increases or decreases, so will the required amount of the allowance for credit losses on commercial real estate.

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

For further information and sensitivity analysis regarding the valuation of the MSR asset, see "Note 9 - Mortgage Servicing Rights,” in Item 8. “Financial Statements and Supplementary Data."

Acquisition Method of Accounting

The acquisition method of accounting requires that acquired assets and liabilities in a business combination be recorded at their fair values as of the acquisition date. This method often involves estimates, all of which are inherently subjective. We have elected to hold the measurement period open to allow for potential adjustments for up to one year after the acquisition date, for new information that existed at the acquisition date but may not have been known or available at that time. For further information, refer to Note 3 - Business Combinations in Item 8, "Financial Statements and Supplementary Data".

Goodwill

The Company evaluates goodwill for impairment at least annually or when triggering events are identified. We utilize a market approach to calculate the fair value of our single reporting unit, which considers how a market participant would view a control premium, complemented by an income approach if deemed necessary. The resulting value is then compared to our book value and any shortfalls would be recorded as an impairment.

As of December 31, 2023, the Company identified a triggering event and applied a market approach using the end of day stock price, control premium for completed bank acquisitions, and an adjustment for Company-specific risk considerations based on subsequent confirming market evidence. This adjusted market capitalization was then compared to the carrying value to determine the extent of any shortfall which was calculated to be in excess of the goodwill balance. The Company’s assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023, as confirmed by the Company’s current market capitalization. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion. Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 16 - Intangible Assets" in Item 8, "Financial Statements and Supplementary Data" for the methodologies and assumptions used in the goodwill impairment analysis.

Item7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Based on the information and assumptions in effect at December 31, 2023, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	(2.39)%
-100 shock	(1.31)%
+100 shock	(0.28)%
+200 shock	(1.44)%

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

Based on the information and assumptions in effect at December 31, 2023, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(5.81)%
-100 shock	(3.17)%
+100 shock	3.24%
+200 shock	6.40%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2023, our analysis indicated that a further inversion of the yield curve would be expected to result in a 2.1 increase in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.4 percent decrease in net interest income. Both scenarios are derived from immediate changes to short-term rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New York Community Bancorp, Inc.
Consolidated Statements of Condition

	December 31, 2023	December 31, 2022
(in millions, except per share data)
ASSETS:
Cash and cash equivalents	$11,475	$2,032
Securities:
Debt Securities available-for-sale ($2,822 and $434 pledged at December 31, 2023 and December 31, 2022, respectively)	9,145	9,060
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	9,159	9,074
Loans held for sale ($902 and $1,115 measured at fair value, respectively)	1,182	1,115
Loans and leases held for investment, net of deferred loan fees and costs	84,619	69,001
Less: Allowance for credit losses on loans and leases	(992)	(393)
Total loans and leases held for investment, net	83,627	68,608
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,392	1,267
Premises and equipment, net	652	491
Core deposit and other intangibles	625	287
Goodwill	—	2,426
Mortgage servicing rights	1,111	1,033
Bank-owned life insurance	1,580	1,561
Other assets	3,254	2,250
Total assets	$114,057	$90,144
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$30,700	$22,511
Savings accounts	8,773	11,645
Certificates of deposit	21,554	12,510
Non-interest-bearing accounts	20,499	12,055
Total deposits	81,526	58,721
Borrowed funds:
Federal Home Loan Bank and Federal Reserve Bank advances	20,250	20,325
Junior subordinated debentures	579	575
Subordinated notes	438	432
Total borrowed funds	21,267	21,332
Other liabilities	2,897	1,267
Total liabilities	105,690	81,320
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par 0.01 (900,000,000 shares authorized; 744,155,791 and 705,429,386 shares issued; and 722,066,370 and 681,217,334 shares outstanding, respectively)	7	7
Paid-in capital in excess of par	8,231	8,130
Retained earnings	443	1,041
Treasury stock, at cost ($22,089,421 and 24,212,052 shares, respectively)	(218)	(237)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $225 and $240, respectively	(581)	(626)
Net unrealized loss on pension and post-retirement obligations, net of tax of $12 and $18, respectively	(28)	(46)
Net unrealized gain on cash flow hedges, net of tax of $(6) and $(20), respectively	10	52
Total accumulated other comprehensive loss, net of tax	(599)	(620)
Total stockholders’ equity	8,367	8,824
Total liabilities and stockholders’ equity	$114,057	$90,144
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	For the Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
INTEREST INCOME:
Loans and leases	$4,509	$1,848	$1,525
Securities and money market investments	982	244	164
Total interest income	5,491	2,092	1,689
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	943	226	31
Savings accounts	169	60	28
Certificates of deposit	646	97	55
Borrowed funds	656	313	286
Total interest expense	2,414	696	400
Net interest income	3,077	1,396	1,289
Provision for credit losses	833	133	3
Net interest income after provision for credit loan losses	2,244	1,263	1,286
NON-INTEREST INCOME:
Fee income	172	27	23
Bank-owned life insurance	43	32	29
Net loss on securities	(1)	(2)	—
Net return on mortgage servicing rights	103	6	—
Net gain on loan sales and securitizations	89	5	—
Net loan administration income	82	3	—
Bargain purchase gain	2,131	159	—
Other	68	17	9
Total non-interest income	2,687	247	61
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	1,149	354	303
Occupancy and equipment	200	92	88
General and administrative	750	158	127
Total operating expense	2,099	604	518
Intangible asset amortization	126	5	—
Merger-related and restructuring expenses	330	75	23
Goodwill impairment	2,426	—	—
Total non-interest expense	4,981	684	541
(Loss) Income before income taxes	(50)	826	806
Income tax expense	29	176	210
Net (loss) income	$(79)	$650	$596
Preferred stock dividends	33	33	33
Net (loss) income available to common stockholders	$(112)	$617	$563
Basic (loss) earnings per common share	$(0.16)	$1.26	$1.20
Diluted (loss) earnings per common share	$(0.16)	$1.26	$1.20
Net (loss) income	$(79)	$650	$596
Other comprehensive gain (loss), net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $(15); $223 and $42, respectively	45	(581)	(112)
Change in pension and post-retirement obligations, net of tax of $(5); $6 and $(8), respectively	12	(17)	23
Change in net unrealized gain on cash flow hedges, net of tax of $(3); $(24) and $(2), respectively	6	64	6
Reclassification adjustment for defined benefit pension plan, net of tax of $(1); $— and $(2), respectively	6	2	5
Reclassification adjustment for net (loss) gain on cash flow hedges included in net income, net of tax $17; $1 and $(7), respectively	(48)	(3)	18
Total other comprehensive gain (loss), net of tax	21	(535)	(60)
Total comprehensive (loss) income, net of tax	$(58)	$115	$536

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: 0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Year Ended December 31, 2023
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824
Issuance and exercise of FDIC Equity appreciation instrument	39,032,006	—	—	85	—	—	—	85
Shares issued for restricted stock, net of forfeitures	3,074,565	—	—	(31)	—	31	—	—
Compensation expense related to restricted stock awards	—	—	—	47	—	—	—	47
Net income	—	—	—	—	(79)	—	—	(79)
Dividends paid on common stock ($0.56)	—	—	—	—	(486)	—	—	(486)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(1,257,535)	—	—	—	—	(12)	—	(12)
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21
Balance at December 31, 2023	722,066,370	$503	$7	$8,231	$443	$(218)	$(599)	$8,367

Year Ended December 31, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Issuance and exercise of FDIC Equity appreciation instrument	214,990,316	—	2	2,008	—	—	—	2,010
Shares issued for restricted stock, net of forfeitures	3,548,310	—	—	(33)	—	33	—	—
Compensation expense related to restricted stock awards	—	—	—	29	—	—	—	29
Net income	—	—	—	—	650	—	—	650
Dividends paid on common stock ($0.68)	—	—	—	—	(317)	—	—	(317)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(2,336,935)	—	—	—	—	(24)	—	(24)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(535)	(535)
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824

Year Ended December 31, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	31	—	—	—	31
Net income	—	—	—	—	596	—	—	596
Dividends paid on common stock ($0.68)	—	—	—	—	(316)	—	—	(316)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(1,402,107)	—	—	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79)	$650	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	833	133	3
Amortization of intangibles	126	5	—
Depreciation	39	18	21
Amortization of discounts and premiums, net	221	(37)	(5)
Net loss on securities	1	2	—
Net gain on sales of loans	(89)	(5)	(1)
Net gain on sales of fixed assets	—	(2)	—
Gain on business acquisition	(2,131)	(159)	—
Goodwill Impairment	2,426	—	—
Stock-based compensation	47	29	31
Deferred tax expense	(187)	(3)	(13)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(721)	348	(284)
Decrease in other liabilities	(255)	(100)	(6)
Purchases of securities held for trading	(10)	(75)	(110)
Proceeds from sales of securities held for trading	10	75	110
Change in loans held for sale, net	32	147	(52)
Net cash provided by operating activities	263	1,026	290
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,402	732	1,728
Proceeds from sales of securities available for sale including loans that have been securitized	1,858	228	—
Purchase of securities available for sale	(3,046)	(2,242)	(1,796)
Redemption of Federal Home Loan Bank stock	1,501	635	92
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(1,626)	(839)	(112)
Proceeds from bank-owned life insurance, net	30	16	12
Proceeds from sales of loans	—	—	37
Purchases of loans	—	(162)	(161)
Net proceeds from sales of MSR's	50	—	—
Other changes in loans, net	(4,331)	(5,019)	(2,558)
Purchases of premises and equipment, net	(66)	(3)	(4)
Cash acquired in business acquisition	24,901	331	—
Net cash provided by (used in) investing activities	20,673	(6,323)	(2,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(10,738)	7,662	2,622
Net (decrease) increase in short-term borrowed funds	(550)	2,550	950
Proceeds from long-term borrowed funds	19,850	9,479	2,072
Repayments of long-term borrowed funds	(19,374)	(13,960)	(2,544)
Net disbursement of payments of loans serviced for others	(66)	(189)	—
Cash dividends paid on common stock	(486)	(317)	(316)
Cash dividends paid on preferred stock	(33)	(33)	(33)
Treasury stock repurchased	—	(7)	—
Payments relating to treasury shares received for restricted stock award tax payments	(12)	(17)	(16)
Net cash (used in) provided by financing activities	(11,409)	5,168	2,735
Net increase (decrease) in cash, cash equivalents, and restricted cash (1)	9,527	(129)	263
Cash, cash equivalents, and restricted cash at beginning of year (1)	2,082	2,211	1,948
Cash, cash equivalents, and restricted cash at end of year (1)	$11,609	$2,082	$2,211

Supplemental information:
Cash paid for interest	$2,290	$657	$402
Cash paid for income taxes	54	17	471
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$9	$—	$1
Securitization of loans to mortgage-backed securities available for sale	222	162	161
Transfer of loans from held for investment to held for sale	163	—	52
Transfer of loans from held for sale to held for investment	—	—	94
MSRs resulting from sale or securitization of loans	—	19	—
Shares issued for restricted stock awards	31	33	28
Business Combinations:
Fair value of tangible assets acquired	37,384	24,449	—
Intangible assets	464	292	—
Mortgage servicing rights	—	1,012	—
Liabilities assumed	35,632	23,584	—
Common Stock issued in business combination	—	2,010	—
Issuance of FDIC Equity appreciation instrument	85	—	—
(1) For further information on restricted cash, see Note 2 - Summary of Significant Accounting Policies

See accompanying notes to the consolidated financial statements.

Note 1 - Description of Business, Organization and Basis of Presentation

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

Flagstar Bank, N.A. currently operates 420 branches across twelve states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3,600 third-party mortgage originators. Flagstar Bank N.A. also operates through nine local divisions, each with a history of service and strength: New York Community Bank, Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

Liquidity

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.
We manage our liquidity to ensure that our cash flows are sufficient to support our operations, to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand, and to ensure that sufficient funds are available to meet our financial obligations. See Note 22 - Subsequent Events for further information on our recent capital raise.

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

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 12 - Borrowed Funds for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Loans

Effective January 1, 2023, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminated the accounting for troubled debt restructurings (TDRs) while expanding loan modification and vintage disclosure requirements. Under ASU 2022-02, the Corporation assesses all loan modifications to determine whether one is granted to a borrower experiencing financial difficulty, regardless of whether the modified loan terms include a concession. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Troubled Debt Modifications or TDMs).
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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements, if any. At December 31, 2023 and 2022, the Company’s cash and cash equivalents totaled $11.5 billion and $2.0 billion, respectively. Included in cash and cash equivalents at those dates were $10.7 billion and $837 million, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the FRB-NY. There were no reverse repurchase agreements outstanding as of December 31, 2023 and $793 million of reverse repurchase agreements were outstanding at December 31, 2022. There were no federal funds sold outstanding at December 31, 2023 or December 31, 2022. Restricted cash totaled $134 million and $50 million at December 31, 2023 and December 31, 2022, respectively and includes cash that the Bank pledges as maintenance margin on centrally cleared derivatives and is included in other assets on the Consolidated Statements of Condition.

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

Loans Held-for-Sale

The Company classifies loans as LHFS when we originate or purchase loans that we intend to sell. We have elected the fair value option for the majority of our LHFS. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. Changes in fair value are recorded to other noninterest income on the Consolidated Statements of Income and Comprehensive Income. LHFS that are recorded at the lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 18 - Fair Value Measures.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the unpaid loan balance, net of deferred fees and expenses, and includes negative escrow. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting and multiplying together the probability-of-default, loss- given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term, as well as credit ratings for certain loans within the commercial and industrial portfolio. The Company loss drivers for certain loans in the commercial and industrial portfolio are derived using leverages economic projections including property market and prepayment forecasts from established independent third parties, as well as credit ratings for certain loans within the commercial and industrial portfolio, to inform its loss drivers in the forecast. The Company estimates the exposure-at-default using prepayment models which forecasts prepayments over the life of the loans and leases. The economic forecast and the related economic parameters are developed using available information relating to past events, current conditions, multiple economic forecasts scenarios, including related weightings, over the reasonable and supportable forecast period and macroeconomic assumptions. The economic forecast scenarios and related economic parameters are sourced from independent third parties. The economic forecast reasonable and supportable period is 24 months, and afterwards the Company reverts to a historical average loss rate on a straight-line basis over a 12-month period. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses, with qualitative factor adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, current collateral valuations, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for credit losses on loan and leases, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter the Company reassesses the appropriateness of the economic forecasting period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses. Management believes the products within each of the entity’s portfolio segments exhibit similar risk characteristics. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties, as well as credit ratings for certain loans within the commercial and industrial portfolio, to inform its loss drivers in the forecast.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At December 31, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet exposures was $52 million and $23 million, respectively. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical CCF trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

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

While changes to the economic environment forecasts and portfolio characteristics will change from period to period, portfolio prepayments are an integral assumption in estimating the allowance for credit losses on our commercial real estate (multi-family, CRE and ADC) portfolio which comprises 60 percent of the loan portfolio at December 31, 2023. Portfolio prepayments are subject to estimation uncertainty and changes in this assumption could have a material impact to our estimation process. Prepayment assumptions are sensitive to interest rates and existing loan terms and determine the weighted average life of the commercial mortgage loan portfolio. Excluding other factors, as the weighted average life of the portfolio increases or decreases, so will the required amount of the allowance for credit losses on commercial real estate.

Goodwill

The Company evaluates goodwill for impairment at least annually or when triggering events are identified. We utilize a market approach to determine the fair value of our single reporting unit, which considers how a market participant would view a control premium, complemented by an income approach if deemed necessary. The resulting value is then compared to our book value and any shortfalls would be recorded as an impairment.

As of December 31, 2023, the Company identified a triggering event and applied a market approach using the end of day stock price, control premium for completed bank acquisitions, and an adjustment for Company-specific risk considerations based on subsequent confirming market evidence. This adjusted market capitalization was then compared to the carrying value to determine the extent of any shortfall which was calculated to be in excess of the goodwill balance. The Company’s assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023, as confirmed by the Company’s current market capitalization. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion. Additional information on the methodologies and assumptions used in the goodwill impairment analysis can be found in Note 16 - Intangible Assets.

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

Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in the fair value of our MSRs are reported on the Consolidated Statements of Income and Comprehensive Income in net return on mortgage servicing. For further information, see Note 9 - Mortgage Servicing Rights and Note 18 - Fair Value Measures.

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

Depreciation is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $39 million, $18 million, and $21 million, respectively, in the years ended December 31, 2023, 2022, and 2021. Accumulated depreciation as of December 31, 2023 and December 31, 2022 was $526 million and $434 million. The estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	30
Furniture, fixtures and equipment, and building improvements	13.5
Leasehold improvements	10
ATMs	7

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2023 and 2022, the Company’s investment in BOLI was $1.6 billion. The Company’s investment in BOLI generated income of $43 million, $32 million, and $29 million, respectively, during the years ended December 31, 2023, 2022, and 2021.

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

Repossessed Assets and OREO

Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2023, the Company had $5 million of OREO, $4 million of taxi medallions and $5 million of repossessed specialty equipment. At December 31, 2022, the Company had $8 million of OREO and $4 million of taxi medallions.

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

For additional information regarding the accounting for derivatives, see Note 15 - Derivative and Hedging Activities and for additional information on recurring fair value disclosures, see Note 18 - Fair Value Measures.

Representation and Warranty Reserve

When the Company sells mortgage loans into the secondary mortgage market, it makes customary representations and warranties to the purchasers about various characteristics of each loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured at fair value on an ongoing basis based upon an estimate of probable future losses. An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Condition, and was $12 million and $10 million at December 31, 2023 and December 31, 2022, respectively.

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2023, the Company had 16,143,893 shares available for grant under the 2020 Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 14 - Stock-Related Benefits Plans.

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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	For the Years Ended December 31,
(in millions, except share and per share amounts)	2023	2022	2021
Net (loss) income available to common stockholders	$(112)	$617	$563
Less: Dividends paid on and earnings allocated to participating securities	(5)	(8)	(7)
(Loss) earnings applicable to common stock	$(117)	$609	$556
Weighted average common shares outstanding	713,643,550	483,603,395	463,865,661
(Loss) basic earnings per common share	$(0.16)	$1.26	$1.20
(Loss) earnings applicable to common stock	$(117)	$609	$556
Weighted average common shares outstanding	713,643,550	483,603,395	463,865,661
Potential dilutive common shares	—	1,530,950	767,058
Total shares for diluted (loss) earnings per common share computation	713,643,550	485,134,345	464,632,719
Diluted (loss) earnings per common share and common share equivalents	$(0.16)	$1.26	$1.20
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

Pursuant to the terms of the Agreement, the Company was not required to make a cash payment to the FDIC on March 20, 2023 as consideration for the acquired assets and assumed liabilities. As the Company and the FDIC remain engaged in ongoing discussions which may impact the assets and liabilities acquired or assumed by the Company in the Signature Transaction. Any items identified that affect the bargain gain are recorded in the period they are identified. The Company may be required to make a payment to the FDIC or the FDIC may be required to make a payment to the Company on the Settlement Date, which will be one year after March 20, 2023, or as agreed upon by the FDIC and the Company.

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

The Company has determined that the Signature Transaction constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the assets acquired and liabilities assumed have been recorded based on their preliminary estimated fair values as of March 20, 2023, which have been adjusted through December 31, 2023 based on changes to those preliminary estimates.

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

As the Company finalizes its analysis of the assets acquired and liabilities assumed, there may be adjustments to the recorded carrying values. In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on December 31, 2023, provided a reasonable basis for estimating fair value, the Company may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. Fair values subject to change include, but are not limited to, those related to loans and leases, certain deposits, intangibles, deferred tax assets and liabilities and certain other assets and other liabilities.

A summary of the preliminary net assets acquired and related estimated fair value adjustments resulting in the bargain purchase gain is as follows:

(in millions)	March 20, 2023
(preliminary)
Net assets acquired before fair value adjustments	$2,973
Fair value adjustments:
Loans	(727)
Core deposit and other intangibles	464
Certificates of deposit	27
Other net assets and liabilities	39
FDIC Equity Appreciation Instrument	(85)
Deferred tax liability	(690)
Bargain purchase gain on Signature Transaction, as initially reported	2,001
Measurement period adjustments, excluding taxes	28
Change in deferred tax liability	102
Bargain purchase gain on Signature Transaction, as adjusted	$2,131

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.1 billion during the year ended December 31, 2023, which is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income.

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

(in millions)	Preliminary as Initially Reported	Measurement Period Adjustments	Preliminary as Adjusted
Purchase Price consideration	$85		$85

Fair value of assets acquired:
Cash & cash equivalents	25,043	(142)	24,901
Loans held for sale	232		232
Loans held for investment:
Commercial and industrial	10,102	(214)	9,888
Commercial real estate	1,942	(262)	1,680
Consumer and other	174	(1)	173
Total loans held for investment	12,218	(477)	11,741
CDI and other intangible assets	464	—	464
Other assets	679	(169)	510
Total assets acquired	38,636	(788)	37,848
Fair value of liabilities assumed:
Deposits	33,568	(61)	33,507
Other liabilities	2,982	(857)	2,125
Total liabilities assumed	36,550	(918)	35,632
Fair value of net identifiable assets	2,086	130	2,216
Bargain purchase gain	$2,001	$130	$2,131

During the year ended December 31, 2023, the Company recorded preliminary measurement period adjustments to adjust the estimated fair value of loans and leases acquired and adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. Additionally, $449 million of loans were returned to the FDIC in accordance with the purchase and sale agreement. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

The Company incurred $223 million in acquisition costs related to the Signature Transaction primarily for legal, advisory, and other professional services. These costs are recorded within Merger-related and restructuring expenses on the Consolidated Statements of Income and Comprehensive Income.

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

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI was determined using a discounted cashflow methodology which considered discount rate, customer attrition rates, and other relevant market assumptions. This method estimated the fair value by discounting the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Signature Transaction will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. CDI does not significantly impact our liquidity or capital ratios.

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

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the year ended December 31, 2023 include the operating results of the acquired assets and assumed liabilities of Signature subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

Signature was only in operation from March 12, 2023 to March 20, 2023 and does not have historical financial information on which we could base pro forma information. Additionally, we did not acquire all assets or assume all liabilities of Signature and the historical operations are not consistent with the transaction. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the Signature Transaction in accordance with ASC 805-10-50-2.

Flagstar Bancorp, Inc.

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar”) in an all-stock transaction (“Flagstar Transaction”). Flagstar was a savings and loan holding company headquartered in Troy, MI.

Pursuant to the terms of the Merger Agreement, each share of Flagstar common stock was converted into 4.0151 shares of the Company’s common shares at the effective time of the merger. In addition, the Company received approval from the Office of the Comptroller of the Currency (the “OCC") to convert Flagstar Bank, FSB to a national bank to be known as Flagstar Bank, N.A., and to merge New York Community Bank into Flagstar Bank, N.A. with Flagstar Bank, N.A. being the surviving entity. Flagstar Bank, FSB, provided commercial, small business, and consumer banking services through 158 branches in Michigan, Indiana, California, Wisconsin, and Ohio. It also provided home loans through a wholesale network of brokers and correspondents in all 50 states. The acquisition of Flagstar added significant scale, geographic diversification, improved funding profile, and a broader product mix to the Company.

The acquisition of Flagstar has been accounted for as a business combination. The Company recorded the preliminary estimate of fair value of the assets acquired and liabilities assumed December 1, 2022, which was subject to adjustment for up to one year after December 1, 2022. As of December 31, 2023, the Company finalized its review of the assets acquired and liabilities assumed, and did not record any material adjustments.

The following table provides an allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from Flagstar as of December 1, 2022.

(in millions)	December 1, 2022
Purchase Price consideration	$2,010

Fair value of assets acquired:
Cash & cash equivalents	331
Securities	2,695
Loans held for sale	1,257
Loans held for investment:
One-to-four family first mortgage	5,438
Commercial and industrial	3,891
Commercial real estate	6,523
Consumer and other	2,156
Total loans held for investment	18,008
CDI and other intangible assets	292
Mortgage servicing rights	1,012
Other assets	2,158
Total assets acquired	25,753
Fair value of liabilities assumed:
Deposits	15,995
Borrowings	6,700
Other liabilities	889
Total liabilities assumed	23,584
Fair value of net identifiable assets	2,169
Bargain purchase gain	$159

In connection with the acquisition, the Company recorded a bargain purchase gain of approximately $159 million.

The Company incurred $99 million in acquisition costs related to the Flagstar Transaction primarily for legal, advisory, and other professional services. These costs are recorded within Merger-related and restructuring expenses on the Consolidated Statements of Income and Comprehensive Income.

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

PCD loans

Purchased loans that reflect a more than insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the Flagstar acquisition with credit deterioration and the associated credit loss reserve at acquisition:

(in millions)	Total
Par value (UPB)	$1,950
ACL at acquisition	(51)
Non-credit (discount)	(33)
Fair value	$1,866

Unaudited Pro Forma Information

The Company’s results of operations for the year-ended December 31, 2022 and 2023 include the results of operations of Flagstar on and after December 1, 2022. Results for periods prior to December 1, 2022, do not include the results of operations of Flagstar.

The following pro forma financial information presents the unaudited consolidated results of operations of the Company and Flagstar as if the Flagstar Transaction occurred as of January 1, 2021 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discounts from the fair value adjustments of acquired loans, any change in interest expense due to the estimated net premium from the fair value adjustments to acquired time deposits and other debt, and the amortization of intangibles had the deposits been acquired as of January 1, 2021. The pro forma amounts for the years ended December 31, 2022 and 2021 do not reflect the anticipated cost savings that have not yet been realized. Acquisition costs incurred by the Company during the years ended December 31, 2022 and 2021 are reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Flagstar Transaction occurred at the beginning of 2021.

	For the Years Ended December 31,
	(unaudited)
(in millions)	2022	2021
Net interest income	$2,278	$2,208
Non-interest income	650	1,105
Net income	804	1,207
Net income available to common stockholders	$771	$1,174

Note 4 - Accumulated Other Comprehensive Income

The following table sets forth the components in accumulated other comprehensive income:

(in millions)	Year Ended December 31,
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$65	Interest expense
	(17)	Income tax benefit
	$48	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(7)	Included in the computation of net periodic cost (2)
	(7)	Total before tax
	1	Income tax benefit
	$(6)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$42
(1)Amounts in parentheses indicate expense items.
(2)See Note 20 - Employee Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$1	$146	$1,221
GSE CMOs	5,495	48	381	5,162
Private Label CMOs	174	7	1	180
Total mortgage-related debt securities	$7,035	$56	$528	$6,563
Other Debt Securities:
U. S. Treasury obligations	$198	$—	$—	$198
GSE debentures	1,899	1	291	1,609
Asset-backed securities (1)	307	—	5	302
Municipal bonds	6	—	—	6
Corporate bonds	365	—	22	343
Foreign notes	35	—	1	34
Capital trust notes	97	5	12	90
Total other debt securities	$2,907	$6	$331	$2,582
Total debt securities available for sale	$9,942	$62	$859	$9,145
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,958	$62	$861	$9,159
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $38 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,457	$—	$160	$1,297
GSE CMOs	3,600	1	300	3,301
Private Label CMOs	185	6	—	191
Total mortgage-related debt securities	$5,242	$7	$460	$4,789
Other Debt Securities:
U. S. Treasury obligations	$1,491	$—	$4	$1,487
GSE debentures	1,749	—	351	1,398
Asset-backed securities (1)	375	—	14	361
Municipal bonds	30	—	—	30
Corporate bonds	913	2	30	885
Foreign Notes	20	—	—	20
Capital trust notes	97	5	12	90
Total other debt securities	$4,675	$7	$411	$4,271
Total other securities available for sale	$9,917	$14	$871	$9,060
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (2)	$9,933	$14	$873	$9,074
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $31 million included in other assets in the Consolidated Statements of Condition.

At December 31, 2023, the Company had $861 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2022, the Company had $762 million and $329 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at December 31, 2023 and December 31, 2022, the Company had $203 million and $176 million of Federal Reserve Bank stock, respectively.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years-ended:

	December 31,
( in millions)	2023	2022	2021
Gross proceeds	$1,637	$228	$—
Gross realized gains	2	—	—
Gross realized losses	(3)	—	—

There were no unrealized losses on equity securities recognized in earnings for the years ended December 31, 2023. For the years ended December 31, 2022 and 2021 there were unrealized losses on equity securities of $2 million and zero recognized in earnings, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2023:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$—	$448	$—	$—	$446
Due from one to five years	178	50	—	353	560
Due from five to ten years	316	1,502	6	105	1,597
Due after ten years	6,541	96	—	345	6,542
Total debt securities available for sale	$7,035	$2,096	$6	$803	$9,145
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Government agency and GSE obligations	181	1	1,362	290	1,543	291
GSE certificates	312	5	843	141	1,155	146
Private Label CMOs	29	1	—	—	29	1
GSE CMOs	1,835	77	1,312	304	3,147	381
Asset-backed securities	—	—	228	5	228	5
Municipal bonds	—	—	6	—	6	—
Corporate bonds	—	—	343	22	343	22
Foreign notes	—	—	9	1	9	1
Capital trust notes	—	—	81	12	81	12
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$2,357	$84	$4,198	$777	$6,555	$861

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

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2023 consisted of eighty-four agency collateralized mortgage obligations, six capital trusts note, eight asset-backed securities, twelve corporate bonds, thirty-seven US government agency bonds, three hundred two mortgage-backed securities, one mutual fund, one foreign debt, and one municipal bond . The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2022 consisted of twenty three agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, two corporate bonds, thirty three US government agency bonds, one hundred thirty three mortgage-backed securities, one mutual fund, and one municipal bond.

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

None of the remaining unrealized losses identified as of December 31, 2023 or December 31, 2022 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses remains with respect to debt securities as of December 31, 2023.

Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value adjustments for acquired loans:

	December 31, 2023		December 31, 2022
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$37,265	44.0%	$38,130	55.3%
Commercial real estate	10,470	12.4%	8,526	12.4%
One-to-four family first mortgage	6,061	7.2%	5,821	8.4%
Acquisition, development, and construction	2,912	3.4%	1,996	2.8%
Total mortgage loans held for investment (1)	$56,708	67.0%	$54,473	78.9%
Other Loans:
Commercial and industrial	22,065	26.1%	10,597	15.4%
Lease financing, net of unearned income of $258 and $85, respectively	3,189	3.8%	1,679	2.4%
Total commercial and industrial loans (2)	25,254	29.9%	12,276	17.8%
Other	2,657	3.1%	2,252	3.3%
Total other loans held for investment	27,911	33.0%	14,528	21.1%
Total loans and leases held for investment (1)	$84,619	100.0%	$69,001	100.0%
Allowance for credit losses on loans and leases	(992)		(393)
Total loans and leases held for investment, net	83,627		68,608
Loans held for sale	1,182		1,115
Total loans and leases, net	$84,809		$69,723
(1)Excludes accrued interest receivable of $423 million and $292 million at December 31, 2023 and December 31, 2022, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)Includes specialty finance loans and leases of $5.2 billion and $4.4 billion at December 31, 2023 and December 31, 2022, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of December 31, 2023, LGG loans totaled $541 million and the repurchase liability was $456 million.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $14 million at December 31, 2023.

Loans Held-for-Sale

Loans held-for-sale at December 31, 2023 totaled $1.2 billion, up from $1.1 billion at December 31, 2022. The Signature Transaction contributed $360 million in Small Business Administration ("SBA") loans to this increase. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Asset Quality
All asset quality information excludes LGG that are insured by U.S government agencies.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At December 31, 2023 and December 31, 2022 we had no loans that were nonperforming and still accruing.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans (2)	Total Loans Receivable
Multi-family	$121	$138	$259	$37,006	$37,265
Commercial real estate	28	128	156	10,314	10,470
One-to-four family first mortgage	40	95	135	5,926	6,061
Acquisition, development, and construction	2	2	4	2,908	2,912
Commercial and industrial(1)	37	43	80	25,174	25,254
Other	22	22	44	2,613	2,657
Total	$250	$428	$678	$83,941	$84,619
(1)Includes lease financing receivables.
(2)Includes $207 million multi-family loans from one borrower that had a payment in the process of collection as of December 31, 2023 and subsequently settled on January 2, 2024.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$34	$13	$47	$38,083	$38,130
Commercial real estate	2	20	22	8,504	8,526
One-to-four family first mortgage	21	92	113	5,708	5,821
Acquisition, development, and construction	—	—	—	1,996	1,996
Commercial and industrial(1)	2	3	5	12,271	12,276
Other	11	13	24	2,228	2,252
Total	$70	$141	$211	$68,790	$69,001
(1)Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2023:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial	Other	Total Other Loans
Credit Quality Indicator:
Pass	$34,170	$8,734	$5,328	$2,825	$51,057	$24,683	$2,634	$27,317
Special mention	768	367	—	57	1,192	335	—	335
Substandard	2,327	1,369	733	30	4,459	236	23	259
Doubtful	—	—	—	—	—	—	—	—
Total	$37,265	$10,470	$6,061	$2,912	$56,708	$25,254	$2,657	$27,911

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2022:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial	Other	Total Other Loans
Credit Quality Indicator:
Pass	$36,622	$7,871	$5,710	$1,992	$52,195	$12,208	$2,238	$14,446
Special mention	864	230	8	4	1,106	18	—	18
Substandard	644	425	103	—	1,172	50	14	64
Total	$38,130	$8,526	$5,821	$1,996	$54,473	$12,276	$2,252	$14,528

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
The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023:

	Vintage Year
(in millions)	2023	2022		2021	2020	2019	Prior To 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass	$2,532	$13,295		$10,308	$8,438	$4,725	$9,670	$1,981	$108	$51,057
Special Mention	—	217		69	407	144	341	14	—	1,192
Substandard	45	98		258	336	809	2,910	—	3	4,459
Doubtful	—	—		—	—	—	—	—	—	—
Total mortgage loans	$2,577	$13,610		$10,635	$9,181	$5,678	$12,921	$1,995	$111	$56,708

Current-period gross write-offs	—	(112)		—	—	(2)	(64)	—	—	(178)

Pass(1)	$9,709	$3,598		$1,936	$1,141	$911	$941	$8,757	$324	$27,317
Special Mention	1	182		17	9	6	18	102	—	335
Substandard	10	39		45	28	40	40	46	11	259
Doubtful	—	—		—	—	—	—	—	—	—
Total other loans	$9,720	$3,819		$1,998	$1,178	$957	$999	$8,905	$335	$27,911

Current-period gross write-offs	$(2)	$(10)		$(5)	$(8)	$(2)	$(18)	$—	$—	$(45)

Total	$12,297	$17,429	$—	$12,633	$10,359	$6,635	$13,920	$10,900	$446	$84,619

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of December 31, 2023:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$253	$—
Commercial real estate	256	—
One-to-four family first mortgage	105	—
Commercial and industrial	—	120
Total collateral-dependent loans held for investment	$614	$120

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the year ended December 31, 2023.

At December 31, 2023 and December 31, 2022, the Company had $81 million and $121 million of residential mortgage loans in the process of foreclosure, respectively.

Included in loans held for investment at December 31, 2023 and December 31, 2022, were loans of $9 million and $101 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02- Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on the adoption, refer to Note 1 - Description of Business, Organization and Basis of Presentation.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Year Ended December 31, 2023
Multi-family	$122	$—	$—	$122	1.17%
Commercial real estate	102	1	—	103	0.98%
One-to-four family first mortgage	3	5	6	14	0.23%
Commercial and Industrial	—	19	2	21	0.08%
Other Consumer	$—	$—	$2	2	0.08%
Total	$227	$25	$10	$262

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Year Ended December 31, 2023
Multi-family	7.45%	6.02%
Commercial real estate	8.83%	4.56%
One-to-four family first mortgage	6.08%	4.79%
Commercial and industrial	8.44%	8.08%	0.58
Other Consumer	9.09%	4.82%

As of December 31, 2023, there were $4 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the period and $4 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the period.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. Loans are considered to be in payment default at 90 or more days past due. The following table depicts the performance of loans that have been modified during the reporting period:

	December 31, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate	1	—	—	1
One-to-four family first mortgage	3	—	8	11
Commercial and industrial	3	9	1	13
Other Consumer	1	1	—	2
Total	$8	$10	$9	$27

Troubled Debt Restructurings Prior to Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constituted a TDR if the Company granted a concession to a borrower experiencing financial difficulty. A loan modified as a TDR was generally placed on non-accrual status until the Company determined that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months. In determining the Company’s allowance for credit losses on loans and leases, reasonably expected TDRs were individually evaluated and consist of criticized, classified, or maturing loans that will have a modification processed within the next three months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $44 million.

The following table presents information regarding the Company's TDRs as of December 31, 2022:

	December 31, 2022
(dollars in millions)	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6	$6
Commercial real estate	16	19	35

Commercial and industrial	—	3	3
Total	$16	$28	$44

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2022 are summarized as follows:

				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$22	$19	6.00%	4.02%	$3	$—

Note 7 - Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	For the Years Ended December 31,
	2023			2022
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$290	$103	$393	$178	$21	$199
Adjustment for Purchased PCD Loans		13	13	21	30	51
Charge-offs	(178)	(45)	(223)	(5)	(2)	(7)
Recoveries		15	15	4	7	11
Provision for (recovery of) credit losses on loans and leases	644	150	794	92	47	139
Balance, end of period	$756	$236	$992	$290	$103	$393

As of December 31, 2023, the allowance for credit losses on loans and leases totaled $992 million, up $599 million compared to December 31, 2022. The increase in the allowance for credit losses on loans and leases was primarily driven by an increase in reserves to address weakness in the office sector, potential repricing risk in the multifamily portfolio and an increase in classified assets. Also contributing to the increase in the allowance for credit losses on loans and leases was the day 1 impact of the Signature Transaction that closed on March 20, 2023, which added $141 million to the reserve.

As of December 31, 2023 and December 31, 2022, the allowance for unfunded commitments totaled $52 million and $23 million, respectively.
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

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$134	$—	$5
Commercial real estate	53	—	2
One-to-four family first mortgage	85	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	22	—	—
Total nonaccrual loans with no related allowance	$294	$—	$7
Nonaccrual loans with an allowance recorded:
Multi-family	$4	$—	$—
Commercial real estate	75	17	3
One-to-four family first mortgage	11	2	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	44	28	—
Total nonaccrual loans with an allowance recorded	$134	$47	$3
Total nonaccrual loans:
Multi-family	$138	$—	$5
Commercial real estate	128	17	5
One-to-four family first mortgage	96	2	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	66	28	—
Total nonaccrual loans	$428	$47	$10

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$13	$—	$—
Commercial real estate	19	—	1
One-to-four family first mortgage	90	—	—
Other (includes C&I)	3	—	—
Total nonaccrual loans with no related allowance	$125	$—	$1
Nonaccrual loans with an allowance recorded:
Commercial real estate	$1	$—	$—
One-to-four family first mortgage	2	—	—
Other (includes C&I)	13	14	—
Total nonaccrual loans with an allowance recorded	$16	$14	$—
Total nonaccrual loans:
Multi-family	$13	$—	$—
Commercial real estate	20	—	1
One-to-four family first mortgage	92	—	—
Other (includes C&I)	16	14	—
Total nonaccrual loans	$141	$14	$1

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At December 31, 2023 and December 31, 2022, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $280 million and $32 million, respectively.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Interest income on lease financing (1)	$119	$53	$53
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At December 31, 2023 and December 31, 2022, the carrying value of net investment in leases, excluding purchase accounting adjustments was $3.5 billion and $1.7 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	December 31, 2023	December 31, 2022
Net investment in the lease - lease payments receivable	$3,187	$1,685
Net investment in the lease - unguaranteed residual assets	321	60
Total lease payments	$3,508	$1,745

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	December 31, 2023
2024	549
2025	602
2026	874
2027	521
2028	293
Thereafter	669
Total lease payments	$3,508
Plus: deferred origination costs	15
Less: unearned income	(258)
Less: purchase accounting adjustment	$(76)
Total lease finance receivables, net	$3,189

Lessee Arrangements
The Company has operating leases for corporate offices, branch locations, and certain equipment. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. For the vast majority of the Company’s leases, we are not reasonably certain we will exercise our options to renew to the end of all renewal option periods. The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets and other liabilities in the Consolidated Statements of Condition.
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
The components of lease expense were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost	$86	$28	$27
Total lease cost	$86	$28	$27

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64	$28

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	December 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets (1)	$426	$119
Operating lease liabilities (2)	$446	$122
Weighted average remaining lease term	11.2 years	6 years
Weighted average discount rate percent	4.71%	3.85%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	December 31, 2023
Maturities of lease liabilities:
2024	71
2025	65
2026	58
2027	52
2028	45
Thereafter	296
Total lease payments	$587
Less: imputed interest	$(141)
Total present value of lease liabilities	$446

Note 9 - Mortgage Servicing Rights

The Company has investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. The Company accounts for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company utilizes derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 15 - Derivative and Hedging Activities.

Changes in the fair value of residential first mortgage MSRs were as follows:

(in millions)	Year Ended December 31, 2023
Balance at beginning of period	$1,033
Additions from loans sold with servicing retained	208
Reductions from sales	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(80)
Changes in estimates of fair value due to interest rate risk (1) (2)	1
Fair value of MSRs at end of period	$1,111
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

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	December 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.4%	$1,091	$1,072
Constant prepayment rate	7.9%	1,073	1,040
Weighted average cost to service per loan	$69	$1,100	$1,090

	December 31, 2022
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.9%	$1,012	$992
Constant prepayment rate	7.9%	1,000	970
Weighted average cost to service per loan	$68	$1,023	$1,013

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs, see Note 18 - Fair Value Measures.

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

The following table summarizes income and fees associated with owned MSRs:

(in millions)	Year Ended December 31, 2023	Month Ended December 31, 2022
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$227	$20
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(80)	(8)
Changes in fair value due to interest rate risk	1	10
Gain on MSR derivatives (2)	(47)	(16)
Net transaction costs	2	—
Total return included in net return on mortgage servicing rights	$103	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$154	$11
Charges on subserviced custodial balances (2)	(168)	(8)
Other servicing charges	(3)	—
Total (loss) income on mortgage loans subserviced, included in loan administration income	$(17)	$3
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

We also earned approximately $95 million in service fee income for loans being serviced for the FDIC related to the Signature transaction.

Note 10 - Variable Interest Entities

We have no consolidated VIEs as of December 31, 2023 and December 31, 2022.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $180 million as of December 31, 2023 as well as the standard representations and warranties made in conjunction with the loan transfers.

Note 11 - Deposits

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2023 and 2022:

	December 31,
	2023			2022
(dollars in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$30,700	37.66%	3.51%	$22,511	38.34%	2.66%
Savings accounts	8,773	10.76%	2.67%	11,645	19.83%	1.30%
Certificates of deposit	21,554	26.44%	4.42%	12,510	21.30%	2.04%
Non-interest-bearing accounts	20,499	25.14%	—%	12,055	20.53%	—%
Total deposits	$81,526	100.00%	2.79%	$58,721	100.00%	1.71%

At December 31, 2023 and 2022, the aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the insured limit was $7.9 billion and $3.7 billion, respectively.

At December 31, 2023 and 2022, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $121 million and $4 million, respectively.

The scheduled maturities of certificates of deposit at December 31, 2023 were as follows:

(in millions)
1 year or less	$17,321
More than 1 year through 2 years	3,879
More than 2 years through 3 years	229
More than 3 years through 4 years	142
More than 4 years through 5 years	7
Over 5 years	3
Total CDs (1)	$21,581
(1) Excludes PAA

Included in total deposits at both December 31, 2023 and 2022 were brokered deposits of $9.5 billion and $5.1 billion with weighted average interest rates of 3.72 percent and .49 percent at the respective year-ends. Brokered money market accounts represented $1.3 billion and $2.8 billion of the December 31, 2023 and 2022 totals, and brokered interest-bearing checking accounts represented $1.6 billion and $1.0 billion, respectively. Brokered CDs represented $6.6 billion and $1.3 billion of brokered deposits at December 31, 2023 and 2022, respectively.

Note 12 - Borrowed Funds

The following table summarizes the Company’s borrowed funds:

(in millions)	December 31, 2023	December 31, 2022
Wholesale borrowings:
FHLB advances	$19,250	$20,325
FRB term funding	1,000	—
Total wholesale borrowings	$20,250	$20,325
Junior subordinated debentures	579	575
Subordinated notes	438	432
Total borrowed funds	$21,267	$21,332

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $50 million and $37 million, respectively, at December 31, 2023, December 31, 2022.
FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2023 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2024	7,350	4.57	9,100	4.37
2025	1,500	5.38	1,750	5.11
2026	2,500	5.37	2,500	5.37
2027	4,000	4.62	3,500	4.75
2028	2,400	5.17	2,400	5.17
2032	1,500	3.43	—	—
Total FHLB advances	$19,250		$19,250
(1)Does not included the effect interest rate swap agreements.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2023 and 2022, respectively, the Bank had unused lines of available credit with the FHLB-NY of up to $8.4 billion and $11.3 billion. The Company did not have any overnight advances at December 31, 2023 and $2.8 billion at December 31, 2022. During the year ended December 31, 2023, the average balance of overnight advances amounted to $624 million, with a weighted average interest rate of 5.08 percent. During the year ended December 31, 2022, the average balance of overnight advances amounted to $318 million, with a weighted average interest rate of 3.48 percent.

Total FHLB advances generated interest expense of $564 million, $251 million and $233 million, in the years ended December 31, 2023, 2022, and 2021, respectively.

Federal Reserve Bank (FRB) Term Funding Program

At December 31, 2023, the Company had $1.0 billion in outstanding borrowings under the FRB Term Funding program. There were no such borrowings outstanding during the years ended 2022 or 2021.
Repurchase Agreements

The Company had no outstanding repurchase agreements as of December 31, 2023 and 2022.

The Company had no short-term repurchase agreements outstanding at December 31, 2023 and 2022.
There was no accrued interest on repurchase agreements amounted at December 31, 2023. The interest expense on repurchase agreements was $14 million and $18 million for the years ended December 31, 2022 and 2021, respectively.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2023 and December 31, 2022.

In 2023 and 2022, respectively, the average balances of federal funds purchased were $196 million and $466 million, with weighted average interest rates of 5.01 percent and 1.65 percent. The interest expense produced by federal funds purchased was $10 million, $8 million and $0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Junior Subordinated Debentures

At December 31, 2023 and December 31, 2022, the Company had $609 million and $608 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at December 31, 2023:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00	$147	$141	Nov. 4, 2002	Nov. 1, 2051
New York Community Capital Trust X (2)	7.25	124	120	Dec. 14, 2006	Dec. 15, 2036
PennFed Capital Trust III (2)	8.90	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	7.24	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.87	26	25	Dec. 26, 2002	Dec. 26, 2032
Flagstar Statutory Trust III (2)	8.91	26	25	Feb. 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.84	26	25	Mar. 19, 2003	Mar 19, 2033
Flagstar Statutory Trust V (2)	7.66	26	25	Dec 29, 2004	Jan. 7, 2035
Flagstar Statutory Trust VI (2)	7.66	26	25	Mar. 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	7.40	51	50	Mar. 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	7.16	26	25	Sept. 22, 2005	Oct. 7, 2035
Flagstar Statutory Trust IX (2)	7.10	26	25	June 28, 2007	Sept. 15, 2037
Flagstar Statutory Trust X (2)	8.15	15	15	Aug. 31, 2007	Sept 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $30 million.

The Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) included in the preceding table were issued by the Company on November 4, 2002 at a public offering price of $50.00 per share. Each of the 5,500,000 BONUSES units offered consisted of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 14 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00 percent on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007.
The gross proceeds of the BONUSES units totaled $275 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2023, this discount totaled $64 million.

The other remaining trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2023, all dividends were current.

Interest expense on junior subordinated debentures was $48 million, $22 million, and $18 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

Subordinated Notes

At December 31, 2023 and December 31, 2022, the Company had a total of $438 million and $432 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

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
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.13 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 13 - Federal, State, and Local Taxes

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$253	$102
Acquisition accounting and fair value adjustments on securities (including OTTI)	188	227
Acquisition accounting and fair value adjustments on loans	—	36
Capitalized loan costs		46
Right of Use Liability	32	—
Compensation and related benefit obligations	30	23
Capitalized research and development costs	—	10
Accrued Expenses	19	—
Net operating loss carryforwards	8	15
Other	22	18
Gross deferred tax assets	552	477
Valuation allowance	(5)	(5)
Net deferred tax asset after valuation allowance	$547	$472
Deferred Tax Liabilities:
Leases	$(492)	$(328)
Mortgage servicing rights	(79)	(105)
Premises and equipment	(44)	(18)
Prepaid pension cost	(35)	(29)
Fair value adjustments on loans	(210)	—
Amortizable intangibles	(127)	(71)
Acquisition accounting and fair value adjustments on deposits	(2)	(9)
Right of Use Asset	(32)	—
Deferred Loan fees	(13)	—
Acquisition accounting and fair value adjustments on debt	(9)	(10)
Other	(21)	(9)
Gross deferred tax liabilities	$(1,064)	$(579)
Net deferred tax liability	$(517)	$(107)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2023 and 2022.

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
At December 31, 2023 and December 31, 2022, the Company had a state deferred tax asset for net operating losses (“NOL”) of $8 million and $15 million, respectively (net of federal tax impact) which includes total state net operating loss carryforwards of $185 million at December 31, 2023, that expire if unused in calendar years through 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount which we expected to expire unused. Based on that assessment, we recorded a valuation allowance of $5 million at December 31, 2023 and 2022 to reduce the DTA to the amount which is more likely than not to be realized.
The following table summarizes the Company’s income tax expense for the years ended December 31, 2023, 2022, and 2021:

	December 31,
(in millions)	2023	2022	2021
Federal – current	$156	$147	$188
State and local – current	59	32	35
Total current	215	179	223
Federal – deferred	(137)	(10)	(28)
State and local – deferred	(49)	7	15
Total deferred	(186)	(3)	(13)
Income tax expense reported in net income	29	176	210
Income tax expense reported in stockholders’ equity related to:
Securities available-for-sale	15	(223)	(42)
Pension liability adjustments	6	(6)	10
Cash flow hedge	(14)	23	9
Total income taxes	$36	$(30)	$187

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2023, 2022, and 2021:

	December 31,
(in millions)	2023	2022	2021
Statutory federal income tax at 21%	$(10)	$174	$169
State and local income taxes, net of federal income tax effect	8	31	40
Tax Exempt income	$(6)	$—	$—
Non-taxable bargain gain	(447)	(33)	—
Non-deductible goodwill impairment	$509	$—	$—
Non-deductible FDIC deposit insurance premiums	16	10	9
Effect of tax deductibility of deferred compensation	$(3)	$(3)	$(3)
Non-taxable income and expense of BOLI	(9)	(7)	(6)
Non-deductible merger expenses	$—	$3	$3
Non-deductible compensation expense	1	4	—
Federal tax credits	$(31)	$(1)	$—
Adjustments relating to prior tax years	2	(1)	(1)
Other, net	(1)	(1)	(1)
Total income tax expense	$29	$176	$210

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $372 million and $304 million, respectively, at December 31, 2023 and 2022, and included commitments of $210 million and $183 million that are expected to be funded over the next 5 years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2023, 2022, and 2021 were $34 million, $11 million, and $9 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $30 million, $10 million, and $9 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2023, 2022, and 2021.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2023 and 2022, the Company had $42 million and $40 million of unrecognized gross tax benefits, respectively. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2023 and 2022 that would have affected the effective tax rate, if recognized, was $34 million and $32 million, respectively.
Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2023, 2022, and 2021, the Company recognized income tax expense attributed to interest and penalties of $8 million, $4 million, and $4 million, respectively. Accrued interest and penalties on tax liabilities were $34 million and $26 million, respectively, at December 31, 2023 and 2022.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2023, 2022, and 2021:

	December 31,
(in millions)	2023	2022	2021
Uncertain tax positions at beginning of year	$40	$39	$38
Additions for tax positions relating to current-year operations	1	1	2
Additions for tax positions relating to prior tax years	2	—	1
Subtractions for tax positions relating to prior tax years	(1)	—	(2)
Uncertain tax positions at end of year	$42	$40	$39

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:
•Federal tax filings for tax years 2019 through the present;
•New York State tax filings for tax years 2010 through the present;
•New York City tax filings for tax years 2011 through the present; and
•New Jersey tax filings for tax years 2018 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:
•Federal 2019-2020
•New York State for the tax years 2010 through 2016; and
•New York City for the tax years 2011 and 2014.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $21 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.
The Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2023, the Bank’s federal tax bad debt base-year reserve was $62 million, with a related federal deferred tax liability of $13 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

Note 14 - Stock-Related Benefits Plans

Stock Based Compensation

At December 31, 2023, the Company had a total of 16,143,893 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 9,995,495 shares of restricted stock, with an average fair value of $10.24 per share on the date of grant, during the year ended December 31, 2023.

The shares of restricted stock that were granted during the year ended December 31, 2023 and 2022, vest over a one to five years period. Compensation and benefits expense related to the RSAs grants is recognized on a straight-line basis over the vesting period and totaled $44 million, $25 million and $27 million for the years ended December 31, 2023, 2022 and 2021.

The following table provides a summary of activity with regard to restricted stock awards (RSAs):

	Year Ended December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	9,576,602	$10.92
Granted	9,995,495	10.24
Vested	(3,105,582)	10.99
Forfeited	(1,292,574)	10.62
Unvested at end of period	15,173,941	$10.49

As of December 31, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $119 million. This amount will be recognized over a remaining weighted average period of 2.7 years.
The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	794,984	$10.73
Granted	566,656	8.95
Released	(143,352)	10.34
Forfeited	—	—
Outstanding at end of period	1,218,288	9.95	January 1, 2022 - December 31, 2025	March 31, 2023 - 2026

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $4 million, $3 million and $5 million for the for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $5 million. This amount will be recognized over a remaining weighted average period of 1.53 years. As of December 31, 2023, the Company believes it is probable that the performance conditions will be met.

Forfeitures of RSAs and PSUs are accounted for as they occur.
Note 15 - Derivative and Hedging Activities

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

Derivatives not designated as hedging instruments. The Company maintains a derivative portfolio of interest rate swaps, foreign currency swaps, futures, swaptions and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments and US Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Income and Comprehensive Income.

Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At December 31, 2023, the Company had $10 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $52 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss at December 31, 2022.
Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of December 31, 2023.

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

The Company has interest rate swaps with a notional amounts of $2.0 billion to hedge certain multi-family loans using the portfolio layer method. For the year ended December 31, 2023, the floating rate received related to the net settlement of these interest rate swaps was greater than the fixed rate payments. As such, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $24 million for the year ended December 31, 2023 and decreased by $6 million for the year ended December 31, 2022, respectively.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $6.1 billion at December 31, 2023, of which unrealized gains of $9 million were due to the fair value hedge relationship. We have designated $2.0 billion of this portfolio of loans in a hedging relationship as of December 31, 2023.

The following tables set forth information regarding the Company’s derivative financial instruments:

	December 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$2	2025-2028
Total	5,500	—	2
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	$—	$1	2025-2027
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$1,012	$11	$—	2024
Rate lock commitments	1,490	12	—	2024
Interest rate swaps and swaptions	5,431	115	—	2024-2041
Total	$7,933	$138	$—
Liabilities
Futures	$2,235	$—	$1	2024
Mortgage-backed securities forwards	1,048	$—	32	2024
Rate lock commitments	77	—	3	2024
Interest rate swaps and swaptions	2,720	—	59	2024-2054
Total derivatives not designated as hedging instruments	$6,080	$—	$95

	December 31, 2022
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Date
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$3,750	$5	$—	2023-2027
Total	3,750	5	—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,205	$2	$—	2023
Mortgage-backed securities forwards	1,065	36	—	2023
Rate lock commitments	1,539	9	—	2023
Interest rate swaps and swaptions	7,594	182	—	2023-2032
Total	$11,403	$229	$—
Liabilities
Mortgage-backed securities forwards	$739	$—	$61	2023
Rate lock commitments	527	—	10	2023
Interest rate swaps and swaptions	2,445	—	65	2023-2053
Total derivatives not designated as hedging instruments	$3,711	$—	$136

The following table presents the derivatives subject to a master netting agreement, including the cash pledged as collateral:

	December 31, 2023
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$2	$—	$2	$—	$75
Interest rate swaps on multi-family loans held for investment(1)	$1	$—	$1	$—	$27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$11	$—	$11	$—	$(1)
Interest rate swaptions	115	—	115	—	(34)
Total derivative assets	$126	$—	$126	$—	$(35)
Liabilities
Futures	$1	$—	$1	$—	$3
Mortgage-backed securities forwards	32	—	32	—	57
Interest rate swaps (1)	59	—	59	—	42
Total derivative liabilities	$92	$—	$92	$—	$102
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

The following table presents the derivatives subject to a master netting agreement, including the cash pledged as collateral:

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

Interest rate swaps with notional amounts totaling $5.5 billion and $3.8 billion as of December 31, 2023 and December 31, 2022, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Amount of gain (loss) recognized in AOCL	$9	$88	$8
Amount of reclassified from AOCL to interest expense	$(65)	$(4)	$25

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, additional interest expense reduction of $98 million is expected to be reclassified out of AOCL.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		For the Years Ended December 31,
(dollars in millions)		2023	2022
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$1	$(1)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(34)	(11)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(15)	(4)
Rate lock commitments and US Treasury futures	Net gain on loan sales	2	28
Forward commitments	Other noninterest income	—	(1)
Interest rate swaps (1)	Other non-interest income	(1)	—
Total derivative (loss) gain		$(47)	$11
(1) Includes customer-initiated commercial interest rate swaps.

Note 16 - Intangible Assets

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. As of December 31, 2023, the Company identified a triggering event and applied a market approach using the end of day stock price. We evaluated those conditions known and knowable by the company and how a market participant would view the control premium as confirmed by the subsequent confirming market evidence. This adjusted market capitalization was then compared to the carrying value to determine the extent of the shortfall which was calculated to be in excess of the goodwill balance. The Company’s assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion.

Goodwill and related changes in the carrying amount during the year ended December 31, 2023 are as follows:

(in millions)	Gross Carrying Amount
Balance at December 31, 2022	$2,426
Impairment	(2,426)
Balance at December 31, 2023	$—

Finite-lived Intangible Assets

As a result of the Signature Transaction, the Company recorded $464 million of core deposit intangible and other intangible assets that are amortizable.

At December 31, 2023, intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(113)	$587	$250	$(4)	$246
Other intangible assets	56	(18)	38	42	(1)	41
Total other intangible assets	$756	$(131)	$625	$292	$(5)	$287

As of December 31, 2023 the weighted average amortization period for core deposit intangible and other intangible assets is 10 years and 5.1 years, respectively.

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2024	$132
2025	107
2026	94
2027	81
2028	68
Total	$482

Note 17 - Capital

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2023, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

The following table presents the actual capital amounts and ratios for the Company:

	Risk-Based Capital
December 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%
December 31, 2022
Total capital	$6,335	9.06%	$6,838	9.78%	$8,154	11.66%	$6,838	9.70%
Minimum for capital adequacy purposes	3,146	4.50	4,195	6.00	5,593	8.00	2,819	4.00
Excess	$3,189	4.56%	$2,643	3.78%	$2,561	3.66%	$4,019	5.70%

The following table presents the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
December 31, 2023	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%
December 31, 2022
Total capital	$7,653	10.96%	$7,653	10.96%	$7,982	11.43%	$7,653	10.87%
Minimum for capital adequacy purposes	3,142	4.50	4,189	6.00	5,585	8.00	2,817	4.00
Excess	$4,511	6.46%	$3,464	4.96%	$2,397	3.43%	$4,836	6.87%

At December 31, 2023, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 377 basis points and the fully phased-in capital conservation buffer by 127 basis points.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Preferred Stock

On March 17, 2017, the Company issued 20,600,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1.00 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to Three-month LIBOR plus 382.1 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017.
Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2023, the Company has repurchased a total of 30 million shares at an average price of $9.61 or an aggregate purchase of $286 million. The Company had no repurchases during 2023. During the year ended December 31, 2022, the Company repurchased 871,710 shares, at a cost of $8 million.

Note 18 - Fair Value Measures

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
•

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,221	$—	$—	$1,221
GSE CMOs	—		5,162	—	—	5,162
Private Label CMOs	—		148	32	—	180
Total mortgage-related debt securities	$—		$6,531	$32	$—	$6,563
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$198		$—	$—	$—	$198
GSE debentures	—		1,609	—	—	1,609
Asset-backed securities	—		302	—	—	302
Municipal bonds	—		6	—	—	6
Corporate bonds	—		343	—	—	343
Foreign notes	—		34	—	—	34
Capital trust notes	—		90	—	—	90
Total other debt securities	$198		$2,384	$—	$—	$2,582
Total debt securities available for sale	$198		$8,915	$32	$—	$9,145
Equity securities:
Mutual funds and common stock	—		14	—	—	14
Total equity securities	—		14	—	—	14
Total securities	$198		$8,929	$32	$—	$9,159
Loans held-for-sale
Residential first mortgage loans	$—		$770	$—	$—	$770
Acquisition, development, and construction	—		123	—	—	123
Commercial and industrial loans	—	—	9	—	—	9
Derivative assets
Interest rate swaps and swaptions	—		115	—	—	115
Futures	—		—	—	—	—
Rate lock commitments (fallout-adjusted)	—		—	12	—	12
Mortgage-backed securities forwards	—		11	—	—	11
Mortgage servicing rights	—		—	1,111	—	1,111
Total assets at fair value	$198		$9,957	$1,155	$—	$11,310
Derivative liabilities
Mortgage-backed securities forwards	—		32	—	—	32
Futures	—		1	—	—	1
Interest rate swaps and swaptions	—		59	—	—	59
Rate lock commitments (fallout-adjusted)	—		—	3	—	3
Total liabilities at fair value	$—		$92	$3	$—	$95

	December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,297	$—	$—	$1,297
GSE CMOs	—	3,301	—	—	3,301
Private Label CMOs	—	191	—	—	191
Total mortgage-related debt securities	$—	$4,789	$—	$—	$4,789
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$1,487	$—	$—	$—	$1,487
GSE debentures	—	1,398	—	—	1,398
Asset-backed securities	—	361	—	—	361
Municipal bonds	—	30	—	—	30
Corporate bonds	—	885	—	—	885
Foreign notes	—	20	—	—	20
Capital trust notes	—	90	—	—	90
Total other debt securities	$1,487	$2,784	$—	$—	$4,271
Total debt securities available for sale	$1,487	$7,573	$—	$—	$9,060
Equity securities:
Mutual funds and common stock	—	14	—	—	14
Total equity securities	—	14	—	—	14
Total securities	$1,487	$7,587	$—	$—	$9,074
Loans held-for-sale
Residential first mortgage loans	$—	$1,115	$—	$—	$1,115
Derivative assets
Interest rate swaps and swaptions	—	182	—	—	182
Futures	—	2	—	—	2
Rate lock commitments (fallout-adjusted)	—	—	9	—	9
Mortgage-backed securities forwards	—	36	—	—	36
Mortgage servicing rights	—	—	1,033	—	1,033
Total assets at fair value	$1,487	$8,922	$1,042	$—	$11,451
Derivative liabilities
Mortgage-backed securities forwards	—	61	—	—	61
Interest rate swaps and swaptions	—	65	—	—	65
Rate lock commitments (fallout-adjusted)	—	—	10	—	10
Total liabilities at fair value	$—	$126	$10	$—	$136

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

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
Year Ended December 31, 2023
Assets
Mortgage servicing rights (1)	$1,033	$(79)	$208	$(51)	—	—	$1,111
Private Label CMOs	—	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	(1)	(49)	104	—	—	(45)	9
Totals	$1,032	$(128)	$312	$(51)	$—	$(13)	$1,152
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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,111	Discounted cash flows	Option adjusted spread	5.0% - 21.7% 5.4%
			Constant prepayment rate	—% - 10.0% 7.9%
			Weighted average cost to service per loan	$65.0 - $90.0 $69.0

Private Label CMOs	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.8

Rate lock commitments (net)	$9	Consensus pricing	Origination pull-through rate	64.30%
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$197	$197
Other assets(2)	—	—	50	50
Total	$—	$—	$247	$247
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2023 and December 31, 2022:

	December 31, 2023
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$11,475	$11,475	$11,475		$—		$—
FHLB and FRB stock (1)	$1,392	$1,392	$—		$1,392		$—
Loans and leases held for investment, net	$83,627	$79,333	$—		$—		$79,333
Financial Liabilities:
Deposits	$81,526	$81,247	$59,972	(2)	$21,275	(3)	$—
Borrowed funds	$21,267	$21,082	$—		$21,082		$—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.

	December 31, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,032	$2,032	$2,032		$—		$—
FHLB and FRB stock (1)	$1,267	$1,267	$—		$1,267		$—
Loans and leases held for investment, net	$68,608	$65,673	$—		$—		$65,673
Financial Liabilities:
Deposits	$58,721	$58,479	$46,211	(2)	$12,268	(3)	$—
Borrowed funds	$21,332	$21,231	$—		$21,231		—
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

Loans and leases

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

MSRs

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2023, the weighted average life (in years) for the entire portfolio was 6.83.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2023 and December 31, 2022.

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
(dollars in millions)	2023	2022
Assets
Loans held-for-sale
Net gain on loan sales	$43	$8

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Nonaccrual loans:
Loans held-for-sale	$2	$2	$—
Total non-accrual loans	$2	$2	$—
Other performing loans:
Loans held-for-sale	$869	$894	$25
Total other performing loans	$869	$894	$25
Total loans:
Loans held-for-sale	$871	$896	$25
Total loans	$871	$896	$25

	December 31, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Other performing loans:
Loans held-for-sale	$1,095	$1,115	$20
Total other performing loans	$1,095	$1,115	$20
Total loans:
Loans held-for-sale	$1,095	$1,115	$20
Total loans	$1,095	$1,115	$20

Note 19 - Commitments and Contingencies

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. We had pledged investment securities of $2.8 billion and $434 million at December 31, 2023 and December 31, 2022, respectively. In addition, the Company had $43.1 billion and $44.5 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The majority of the outstanding loan commitments were expected to close within 90 days.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

	December 31,
(in millions)	2023	2022
Multi-family and commercial real estate	$52	$216
One-to-four family including interest rate locks	1,694	2,066
Acquisition, development, and construction	3,926	3,539
Warehouse loan commitments	7,074	8,042
Other loan commitments	11,315	7,964
Total loan commitments	$24,061	$21,827
Commercial, performance stand-by, and financial stand-by letters of credit	915	541
Total commitments	$24,976	$22,368

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
The following table summarizes the Company’s guarantees and indemnifications at December 31, 2023:

(in millions)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$254	$288	$542	$639
Performance stand-by letters of credit	100	2	102	102
Commercial letters of credit	3	—	3	174
Total letters of credit	$357	$290	$647	$915

The maximum potential amount of future payments represents the notional amounts that could be funded under the guarantees and indemnifications if there were a total default by the guaranteed parties or if indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.
The Company collects fees upon the issuance of commercial and stand-by letters of credit. Stand-by letters of credit fees are initially recorded by the Company as a liability and are recognized as income periodically through the respective expiration dates. Fees for commercial letters of credit are collected and recognized as income at the time that they are issued and upon payment of each set of documents presented. In addition, the Company requires adequate collateral, typically in the form of cash, real property, and/or personal guarantees upon its issuance of irrevocable stand-by letters of credit. Commercial letters of credit are primarily secured by the goods being purchased in the underlying transaction and are also personally guaranteed by the owner(s) of the applicant company.
At December 31, 2023, the Company had no commitments to purchase securities.
Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business, including stockholder class and derivative actions. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company. The outcome of any pending litigation is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company may incur significant legal expenses in defending the litigation described above during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.

Note 20 - Employee Benefits

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in millions)	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$116	$158
Interest cost	5	4
Actuarial gain	2	(38)
Annuity payments	(7)	(7)
Settlements	(1)	(1)
Benefit obligation at end of year	$115	$116
Change in Plan Assets:
Fair value of assets at beginning of year	$228	$283
Actual return (loss) on plan assets	33	(47)
Annuity payments	(7)	(7)
Settlements	(1)	(1)
Fair value of assets at end of year	$253	$228
Funded status (included in “Other assets”)	$138	$112
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of actuarial loss	$(7)	$(2)
Net actuarial (gain) loss arising during the year	(18)	26
Total recognized in other comprehensive income for the year (pre-tax)	$(25)	$24
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Actuarial loss, net	$41	$66
Total accumulated other comprehensive loss (pre-tax)	$41	$66

In 2024 $3 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost, respectively. The comparable amount recognized as net actuarial loss for the Retirement Plan in 2023 was $7 million and no prior service cost was amortized in 2022. The discount rates used to determine the benefit obligation at December 31, 2023 and 2022 were 4.7 percent and 4.9 percent, respectively.
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
The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in millions)	2023	2022	2021
Components of net periodic pension expense (credit):
Interest cost	$5	$4	$4
Expected return on plan assets	(14)	(16)	(16)
Amortization of net actuarial loss	7	2	7
Net periodic pension credit	$(2)	$(10)	$(5)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2023	2022	2021
Discount rate	4.9%	2.6%	2.2%
Expected rate of return on plan assets	6.3	6.0	6.3

The primary long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. A secondary long-term objective is to achieve long-term growth in assets. The Plan will be structured to include a volatility reducing component (the fixed income commitment) and a growth component (the equity commitment).

To achieve the Companies (in this context, the "Plan Sponsor") long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the plan sponsor’s risk tolerance and long-term objectives for the Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the plan sponsor and the Trustee.

Initially, the following asset allocation targets and ranges will guide the Trustee in structuring the overall allocation in the Plan’s investment portfolio. The plan sponsor or the Trustee may amend these allocations to reflect the most appropriate standards consistent with changing circumstances. Any such fundamental amendments in strategy will be discussed between the plan sponsor and the Trustee prior to implementation.

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
Equity	Minimum	Target	Maximum
U.S. Large-Cap		27%
U.S. Mid-Cap		7%
U.S. Small-Cap		7%
Non-U.S.		14%
Total - Equity	45%	55%	65%

Total - Fixed Income/Cash Equivalents	35%	45%	55%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Plan will maintain a cash equivalents component (not to exceed 3 percent under normal circumstances) within the fixed income allocation for liquidity purposes.

The Trustee will monitor the actual asset segment exposures of the Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocation of assets will be based on the Trustee’s perception of the changing risk/return opportunities of the respective asset classes.

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2023:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$12	$12	$—	$—
Large-cap growth (2)	22	22	—	—
Large-cap core (3)	17	17	—	—
Mid-cap core (4)	15	15	—	—
Small-cap core (5)	16	16	—	—
International growth (6)	18	18	—	—
International value (7)	10	10	—	—
Fixed Income Funds:
Intermediate - Core Plus (8)	98	98	—	—
Equity Securities:
Company common stock	31	31	—	—
Common/Collective Trusts-Equity:
Large cap value (9)	13	—	13	—
Cash Equivalents:
Money market (10)	1	1		—
	$253	$240	$13	$—
(1)This category consists of a mutual fund holding 100-160 stocks, designed to track and outperform the Russell 1000 Value Index.
(2)This category consists of two mutual funds which invest primarily in large-cap U.S. - based growth companies, one concentrating on long-term capital growth, the other in long-term capital appreciation and current income.
(3)This category contains stocks of the S&P 500 Index. The stocks are maintained in approximately the same weightings as the index.
(4)This category contains stocks of the CRSP U.S. Mid Cap Index, a broadly diversified index of stocks of medium-size U.S. companies. The stocks are maintained.
(5)This category seeks long-term capital appreciation through investment primarily in common stock of small-capitalization companies, with similar risk levels and characteristics to the Russell 2000 Index.
(6)This category consists of investments with long-term growth potential located primarily in Europe, the Pacific Basin, and other developed and emerging markets.
(7)This category invests primarily in medium to large well-established non-US companies. Under normal circumstances, at least 80 percent of total assets will be invested in equity securities, including common stocks, preferred stocks, and convertible securities.
(8)This category currently includes equal investments in four mutual funds, seeking to outperform the Bloomberg Barclays U.S. Aggregate Bond Index. Two of the funds hold at least 80 percent in investment grade fixed-income securities while one other holds at least 65 percent; the fourth fund targets investments of 50 percent or more in mortgage-backed securities guaranteed by the US government and its agencies.
(9)This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(10)This category consists of a money market fund and is used for liquidity purposes.

Current Asset Allocation
The asset allocations for the Retirement Plan were as follows:

	December 31,
	2023	2022
Equity securities	61%	60%
Debt securities	39%	38%
Cash equivalents	—%	2%
Total	100%	100%

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

Expected Contributions
The Company does not expect to contribute to the Retirement Plan in 2023.
Expected Future Annuity Payments
The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in millions)
2024	$8
2025	8
2026	8
2027	8
2028	8
2029 and thereafter	43
Total	$83

Qualified Savings Plan (401(k) Plan)

The Company maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which all salaried employees are able to participate after one month of service and having attained age 21. The Company instituted a safe harbor matching contribution program during the year ended December 31, 2020, and accordingly, the Company matches a portion of employee 401(k) plan contributions. Such expense totaled $21 million and $7 million for the year ended December 31, 2023 and 2022, respectively. Flagstar also maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which certain employees are able to participate.

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in millions)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$7	$10
Interest cost	1	—
Actuarial gain	1	(2)
Premiums and claims paid	(1)	(1)
Benefit obligation at end of year	$8	$7
Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1	1
Premiums and claims paid	(1)	(1)
Fair value of assets at end of year	$—	$—
Funded status (included in “Other liabilities”)	$(8)	$(7)
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost		—
Amortization of actuarial gain		—
Net actuarial (gain) loss arising during the year	1	(2)
Total recognized in other comprehensive income for the year (pre-tax)	$1	$(2)
Accumulated other comprehensive (gain) loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost		—
Actuarial (gain) loss, net	(1)	(2)
Total accumulated other comprehensive income (pre-tax)	$(1)	$(2)

The discount rates used in the preceding table were 4.6 percent at December 31, 2023 and 4.8 percent at December 31, 2022.
The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2024 are less than $1 million, respectively.
The net periodic benefit costs and all components thereof for the years-ended December 31, 2023 and 2022 were less than $1 million.

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2023	2022	2021
Discount rate	4.8%	2.3%	2.0%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2029	2028	2027

Expected Contributions
The Company expects to contribute $1 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2023.

Expected Future Payments for Premiums and Claims
The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in millions)
2024	$1
2025	1
2026	1
2027	1
2028	1
2029 and thereafter	2
Total	$7

Note 21 - Parent Company-Only Financial Information

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):
Condensed Statements of Condition

	December 31,
(in millions)	2023	2022
ASSETS:
Cash and cash equivalents	$158	$121
Investments in subsidiaries	9,160	9,633
Other assets	80	85
Total assets	$9,398	$9,839
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$579	$575
Subordinated notes	438	432
Other liabilities	14	8
Total liabilities	$1,031	$1,015
Stockholders’ equity	$8,367	$8,824
Total liabilities and stockholders’ equity	$9,398	$9,839

Condensed Statements of Income

	Years Ended December 31,
(in millions)	2023	2022	2021
Dividends received from subsidiaries	$580	$335	$380
Other income	2	160	1
Gross income	582	495	381
Operating expenses	108	55	50
Income before income tax benefit and equity in undistributed (loss) earnings of subsidiaries	474	440	331
Income tax benefit	25	14	14
Income before equity in undistributed (loss) earnings of subsidiaries	499	454	345
Equity in undistributed (loss) earnings of subsidiaries	(578)	196	251
Net (loss) income	$(79)	$650	$596

Condensed Statements of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79)	$650	$596
Change in other assets	30	(3)	(22)
Change in other liabilities	6	(4)	1
Other, net	65	(130)	32
Equity in undistributed (loss) earnings of subsidiaries	578	(196)	(251)
Net cash provided by operating activities	$600	$317	$356
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	34	—
Change in receivable from subsidiaries, net	(32)	5	(3)
Net cash (used in) provided by investing activities	$(32)	$39	$(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	(12)	(24)	(16)
Cash dividends paid on common and preferred stock	(519)	(350)	(349)
Net cash used in financing activities	(531)	(374)	(365)
Net increase (decrease) in cash and cash equivalents	37	(18)	(12)
Cash and cash equivalents at beginning of year	121	139	151
Cash and cash equivalents at end of year	$158	$121	$139
Note 22 - Subsequent Events

Loan Sales

On February 29, 2024, the Company sold the commercial co-operative loan classified as held for sale at a gain. Additionally, on March 13, 2024 the Company completed a sale of consumer loans with a net book value of $899 million. These two sales will be recorded in the quarter ended March 31, 2024 and will result in a net gain.

Equity Capital Raise

On March 7, 2024, we entered into separate investment agreements with affiliates of funds managed by Liberty and certain other investors. The Investors invested an aggregate of approximately $1.05 billion in the Company in exchange for the sale and issuance by the Company of (a) 76,630,965 shares of our common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) warrants affording the holder thereof the right, until the seven-year anniversary of the issuance of such warrant, to purchase for $2,500 per share, shares of Series D NVCE Stock, each share of Series D NVCE Stock is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), and all of which shares of Series D NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive 315,000,000 shares of common stock. The transaction closed on March 11, 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Goodwill Impairment

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recorded an impairment charge of its entire goodwill balance of $2.4 billion as of December 31, 2023. The Company evaluates goodwill for impairment at least annually or when triggering events are identified. The Company utilizes a market approach to determine the fair value of its single reporting unit, which considers how a market participant would view a control premium, complemented by an income approach if deemed necessary. As of December 31, 2023, the Company identified a triggering event and applied a market approach using the end of day stock price, a control premium for recently completed bank acquisitions, and an adjustment for Company-specific risk considerations based on subsequent confirming market evidence. The adjusted market capitalization was then compared to the Company’s carrying value to determine the extent of any shortfall. The calculated shortfall was in excess of the goodwill balance as of December 31, 2023.

We identified the assessment of goodwill for impairment as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the evaluation of the market approach and significant unobservable assumptions which included the control premium and Company-specific risk considerations. There was also a high degree of subjectivity and potential for management bias related to the timing and magnitude of adjustments made to the key assumptions used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment analysis, including internal controls over the development of the market approach and the determination of the control premium and the impact of Company-specific risk considerations.

In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the reasonableness of the valuation approach used for compliance with U.S. generally accepted accounting principles

•evaluating the control premium assumption by comparing to data from recently completed peer bank acquisitions

•evaluating the adjustment for Company-specific risk considerations based on confirming market evidence from events occurring after the measurement date.

Allowance for credit losses on loans and leases evaluated on a collective basis

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on loans and leases as of December 31, 2023 was $992 million, a substantial portion of which is related to the one-to-four family first mortgage, multi-family, commercial and industrial, specialty finance, and commercial real estate portfolio segments measured on a collective basis when similar risk characteristics exist (collective ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. The loss drivers for certain loans within the commercial and industrial portfolio are derived using credit ratings. The Company estimates the exposure-at-default using prepayment models which forecasts prepayments over the life of the loans and leases. The economic forecast and the related economic parameters are developed using multiple economic forecast scenarios, including related weightings, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to a historical average loss rate on a straight-line basis over 12 months. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses, with qualitative factor adjustments made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions. Such significant assumptions included portfolio segmentation, the selection of the multiple economic forecast scenarios including related weightings, economic parameters, credit ratings, the reasonable and supportable forecast period, the reversion period and the historical loss observation period. The assessment also included the evaluation of the qualitative factor adjustments and their significant assumptions for differences in loan-specific risk characteristics and changes in environmental conditions. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayment models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

•development of the collective ACL methodology

•continued use and appropriateness of the PD, LGD, and prepayment models

•performance monitoring of the PD, LGD, and prepayment models

•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative factor adjustments, including the significant assumptions used in the measurement of the qualitative factors

•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk and valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the multiple economic forecast scenarios including the related weightings, and underlying economic parameters by comparing them to the Company’s business environment and relevant industry practices

•evaluating the length of the reasonable and supportable forecast period, the reversion period and the historical loss observation periods by comparing them to specific portfolio risk characteristics and trends

•testing individual credit ratings for a selection of certain borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practice

•evaluating the methodology used to develop the qualitative factor adjustments and their significant assumptions and the effect of those adjustments on the collective ACL compared with relevant credit risk factors, current collateral valuations, and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:

•determination of cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimate.

Fair value measurements of acquired loans and core deposit intangible asset

As discussed in Note 3 to the consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of Signature Bridge Bank, N.A. on March 20, 2023. The Company accounted for this transaction as a business combination with the assets acquired and liabilities assumed being measured based on their estimated fair values. As part of the acquisition, the Company acquired loans and established a core deposit intangible (CDI) asset with a fair value of $12.0 billion and $464 million, respectively. The fair value of acquired loans was based on a discounted cash flow methodology which incorporated discount rates, prepayment rates, probability of default and loss given default rates, and other market assumptions. The fair value of the CDI asset was measured using a discounted cash flow methodology which utilized discount rates, customer attrition rates, and other market assumptions.

We identified the assessment of the fair value measurements of acquired loans and the CDI asset at the acquisition date as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment of the fair value measurements involved an evaluation of the valuation methodologies and certain significant assumptions: including discount rates, prepayment rates, probability of default and loss given default rates for acquired loans; and discount rates and customer attrition rates for the CDI asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurements of acquired loans and the CDI asset at the acquisition date. This included controls related to the (1) determination of certain significant assumptions used in the discounted cash flow methodologies for acquired loans and the CDI asset, and (2) assessment of the overall fair value measurement for acquired loans and the CDI asset. We evaluated the Company’s process to determine the estimated fair value of the CDI asset at the acquisition date by testing certain sources of data and subjective assumptions that the Company used and considered the relevance and reliability of such data and subjective assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s fair value methodologies for compliance with U.S. generally accepted accounting principles

•assessing the Company’s estimate of fair value of acquired loans by developing independent ranges of fair values, using market participant derived discount rates, prepayment rates, and probability of default and loss given default rates, and comparing them to the Company’s estimate of fair value and

•evaluating the discount rates and customer attrition rates by comparing the information used to develop such assumptions to market data and deposit activity observed subsequent to the acquisition date.

Fair value measurement of mortgage servicing rights

As discussed in Notes 9 and 18 to the consolidated financial statements, the Company’s mortgage servicing rights (MSRs) as of December 31, 2023 was $1.1 billion. The Company purchases and originates mortgage loans for sale to the secondary market and sells certain of these loans on a servicing-retained basis. For these loans, the Company recognizes a MSR at the time of sale which is recorded at fair value. The Company uses an internal valuation model which utilizes an option-adjusted spread, constant prepayment rate, costs to service and other assumptions to determine the fair value of the MSRs. The Company obtains independent third-party valuations of the estimated fair value of MSRs on a quarterly basis to assess the reasonableness of the Company’s internal fair value estimate.

We identified the assessment of the fair value measurement of MSRs as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the internal valuation model and significant unobservable assumptions, which included option-adjusted spread and constant prepayment rate. There was also a high degree of subjectivity and potential for management bias related to the timing and magnitude of adjustments made to the significant assumptions used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement of MSRs. This included controls related to:

•assessment of the internal valuation model

•evaluation of certain significant assumptions used in estimating the fair value

•comparison of the MSR fair value to independent valuations.

We evaluated the Company’s process to determine the estimated fair value of MSRs by testing certain sources of data and subjective assumptions that the Company used and considered the relevance and reliability of such data and subjective assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the design of the internal valuation model used to estimate the MSR fair value in accordance with relevant U.S. generally accepted accounting principles

•evaluating the significant assumptions, including the timing of any significant updates made to the assumptions during the year, based on an analysis of backtesting results and a comparison of significant assumptions to available data for comparable entities and independent third-party valuations.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

New York, New York
March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
New York Community Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment:

•the Company's Board of Directors did not exercise sufficient oversight responsibilities, which led to the Company lacking a sufficient complement of qualified leadership resources to conduct effective risk assessment and monitoring activities,

•the Company lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including internal loan review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates,

•the Company’s recurring monitoring activities over process level control activities, including internal loan review, were not operating effectively, and

•the Company did not sufficiently maintain effective control activities related to internal loan review. Specifically, the Company’s internal loan review processes lacked an appropriate framework to ensure that ratings were consistently accurate, timely, and appropriately challenged. These ineffective controls impact the Company’s ability to accurately disclose loan rating classifications, identify problem loans, and ultimately the recognition of the allowance for credit losses on loans and leases.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Signature Bridge Bank, N.A. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Signature Bridge Bank, N.A.’s internal control over financial reporting associated with total acquired assets of approximately $38 billion and total revenues associated with the acquired assets and liabilities assumed of approximately $1 billion included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Signature Bridge Bank, N.A.

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

/s/	KPMG LLP
New York, New York
March 14, 2024

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with GAAP.

Per Rules 13a-15(e) and 15d-15(e), disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

The Company acquired certain assets and assumed certain liabilities of Signature Bridge Bank, N.A. on March 20, 2023. The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, excludes the internal control over financial reporting associated with total acquired assets of approximately $38 billion and total revenues associated with the acquired assets and liabilities assumed of approximately $1 billion included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023.

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, because of the following material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

Control environment – Our Board of Directors did not exercise sufficient oversight responsibilities, which led to us lacking a sufficient complement of qualified leadership resources to conduct effective risk assessment and monitoring activities.

Risk assessment – We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including internal loan review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates.

Monitoring – Our recurring monitoring activities over process level control activities, including internal loan review, were not operating effectively.

Control activities – We did not sufficiently maintain effective control activities related to internal loan review. Specifically, our internal loan review processes lacked an appropriate framework to ensure that ratings were consistently accurate, timely, and appropriately challenged. These ineffective controls impact the Company’s ability to accurately disclose loan rating classifications, identify problem loans, and ultimately the recognition of the allowance for credit losses on loans and leases.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2023 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 144 of this Annual Report on Form 10-K.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensuring that proper oversight and a consistent tone is communicated throughout the organization. The Company expects that existing deficiencies will be remediated through implementation of processes and controls designed to ensure strict compliance with U.S. GAAP.

Specifically, we are in the process of strengthening our internal control over financial reporting as follows:

•Appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management. Additionally, several members of the Board of Directors resigned.

•Appointed a new Chief Risk Officer and Chief Audit Executive, both of whom have large bank experience. We are in the process of identifying and appointing a new Director of Loan Review who has prior large bank commercial loan experience.

•Increasing the frequency and nature of reporting from our internal loan review team and first line business units to the Board Risk Committee to support the Board's risk oversight role.

•Expanding the use of independent credit analysis and reducing the Company's reliance on tools and analysis prepared by our lines of business.

•Improving the internal loan review team's ability to independently challenge risk rating scorecard model methodologies and results.

•Assessing the adequacy of staffing levels and expertise within the internal loan review program, taking into account, among other things, the size, complexity, and risk profile of the Company's loan portfolio.

•Providing additional risk rating process training for all internal loan review employees.

We have enhanced our control environment, risk assessment and monitoring activities by addressing our Board composition and key members of executive management, including the Chief Risk Officer and Chief Audit Executive. Progress has been made on our remedial actions, but we are still in the process of developing and implementing enhanced processes, procedures and controls related to internal loan review. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes, procedures and controls have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective.

(c) Changes in Internal Control over Financial Reporting

The Company is working to integrate Signature into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of Signature, and the material weaknesses in internal control over financial reporting noted above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the fourth quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held for fiscal year 2024 (hereafter referred to as our “2024 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2024 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the Company’s equity compensation plans at December 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders			$16,143,893
Equity compensation plans not approved by security holders			—
Total	—	$—	16,143,893

Information relating to the security ownership of certain beneficial owners and management appears in our 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, appears in our 2024 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

Information regarding principal accounting fees and services appears in our 2024 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•Reports of Independent Registered Public Accounting Firm;
•Consolidated Statements of Condition at December 31, 2023 and 2022;
•Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2023;
•Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2023;
•Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023; and
•Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:
•Management’s Report on Internal Control over Financial Reporting; and
•Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of April 24, 2021, by and among New York Community Bancorp, Inc., 615 Corp. and Flagstar Bancorp, Inc. (1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated April 26, 2022, by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc.(2)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated October 27, 2022, by and among New York Community Bancorp, Inc., 615 Corp. and Flagstar Bancorp, Inc. (3)
2.4	Purchase and Assumption Agreement – All Deposits, dated March 20, 2023, among FDIC, as receiver of Signature Bridge Bank, the FDIC and Flagstar Bank, N.A. (4)
2.5	Amendment No. 1 to the Equity Appreciation Instrument, dated March 27, 2023 (4)
3.1	Amended and Restated Certificate of Incorporation (5)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (6)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (7)
3.4
Certificate of Designations of the Registrant with respect to Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (8)

3.5
Certificate of Designations of the Registrant with respect to Series B Noncumulative Convertible Preferred Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (9)

3.6
Certificate of Designations of the Registrant with respect to Series C Noncumulative Convertible Preferred Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (10)

3.7
Certificate of Designations of the Registrant with respect to Series D Non-Voting Common Equivalent Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (11)

3.8	Amended and Restated Bylaws(9)
4.1	Specimen Stock Certificate (10)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (11)

4.3	Form of certificate representing the Series A Preferred Stock (11)

4.4	Form of depositary receipt representing the Depositary Shares (11)
4.5	Form of warrant agreement for shares of Series D Non-Voting Common Equivalent Stock (14)
4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934(12)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and John J. Pinto (13)
10.2(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (14)
10.3(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (14)
10.4(P)	Supplemental Benefit Plan of Queens County Savings Bank (15)
10.5(P)	Excess Retirement Benefits Plan of Queens County Savings Bank (14)
10.6(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (14)
10.7	New York Community Bancorp, Inc. Management Incentive Compensation Plan (16)
10.8	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (17)
10.9	New York Community Bancorp, Inc., 2020 Omnibus Incentive Plan (18)
10.11	Employment Agreement between New York Community Bancorp, Inc. and John T. Adams (19)
10.12
Amended and Restated Non-Competition and Non-Solicitation Agreement, dated November 28, 2022, by and between Flagstar Bancorp, Inc. (New York Community Bancorp, Inc. as Successor Company) and Alessandro DiNello (20)

10.13	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (as assumed by New York Community Bancorp, Inc. effective December 1, 2022) (21)
10.14	Employment Agreement between New York Community Bancorp, Inc. and Reginald E. Davis (22)
10.15	Employment Agreement between New York Community Bancorp, Inc. and Lee M. Smith (22)
10.16	Employment Agreement Term Sheet between New York Community Bancorp, Inc. and Joseph Otting(23)
10.17	Non-Executive Chairman Term Sheet between New York Community Bancorp, Inc. and Alessandro DiNello(23)
10.18	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Liberty Strategic Capital (CEN) Holdings, LLC(9)
10.19
Form of Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Hudson Bay Capital Management, LP(9)

10.20	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Reverence Capital Partners LLC(9)
10.21	Registration Rights Agreement, dated as of March 11, 2024, by and between New York Community Bancorp, Inc. and the investors in the March 2024 Capital Raise(9)
21	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities (24)
23	Consent of KPMG LLP, dated March 14, 2024 (attached hereto)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
97	New York Community Bancorp, Inc. Clawback Policy (attached hereto)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on April 27, 2021 (File No. 1-31565)

(2)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on April 27, 2022 (File No. 1-31565)
(3)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2022 (File No. 1-31565)
(4)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-31565)
(5)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-31565)
(6)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(7)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(8)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(9)Incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 14, 2024
(10)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(11)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)
(12)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-31565)
(13) Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006 (File No. 1-31565)
(14)Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(15)Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995 (File No. 0-22278)
(16)Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565)
(17)Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565)
(18)Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-8 filed, Registration No. 333-241023
(19)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-31565)
(20)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565)
(21)Incorporated by reference to Exhibit 10.1 to Flagstar Bancorp, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015 (File No. 1-16577)
(22)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2022 (File No. 1-31565)
(23)Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 8, 2024
(24)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2021 (File No. 1-31565)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	March 14, 2024	New York Community Bancorp, Inc.
(Registrant)

/s/ Alessandro P. DiNello
Alessandro P. DiNello
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alessandro P. DiNello	3/14/24	/s/ John J. Pinto	3/14/24
Alessandro P. DiNello		John J. Pinto
President and Executive Chairman (Principal Executive Officer)		Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alessandro P. DiNello	3/14/24	/s/ Bryan L Marx	3/14/24
Alessandro P. DiNello		Bryan L Marx
Director		Principal Accounting Officer

/s/ Marshall Lux	3/14/24	/s/ Lawrence J. Savarese	3/14/24
Marshall Lux		Lawrence J. Savarese
Presiding Director		Director

/s/ Peter Schoels	3/14/24	/s/ David L. Treadwell	3/14/24
Peter Schoels		David L. Treadwell
Director		Director

/s/ Jennifer R. Whip	3/14/24
Jennifer R. Whip
Director