Form 10-K/A
period 2023-12-31
NEW YORK COMMUNITY BANCORP, INC.
filed 2024-03-15
CIK 910073

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

EXPLANATORY NOTE

New York Community Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, solely to (i) amend Exhibits 31.1, 31.2 and 32.0, the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were filed without conformed electronic signatures with the Original Form 10-K, to correct a typographical error and include the omitted conformed electronic signatures and (ii) amend the PCAOB identification number for KPMG LLP referenced in the index to Item 8A. There are no other changes to the Original Form 10-K.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial statements or disclosures made, or any exhibits included or incorporated by reference, in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

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

	For the Years Ended December 31,
	2023 compared to Year Ended 2022 Increase/(Decrease) Due to:			2022 compared to Year Ended 2021 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$1789	$872	$2661	$231	$92	$323
Securities	132000000	112000000	244000000	22	22	44
Reverse repurchase agreements	-4000000	11000000	7000000	1	10	11
Interest Earning cash and cash equivalents	413000000	74000000	487000000	—	25	25
Total interest-earnings assets	2,327	1,072	3,399	247	156	403
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	366	351	717	64	131	195
Savings accounts	10	99	109	11	21	32
Certificates of deposit	315	234	549	(4)	46	42
Short term borrowed funds	204	45	249	2	46	48
Other borrowed funds	(76)	170	94	(8)	(13)	(21)
Total interest-bearing liabilities	743	975	1,718	83	213	296
Change in net interest income	$1,584	$97	$1,681	$164	$(57)	$107

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,111	Discounted cash flows	Option adjusted spread	5.0% - 21.7% 5.4%
			Constant prepayment rate	0.0% - 10.0% 7.9%
			Weighted average cost to service per loan	$65.0 - $90.0 $69.0

Private Label CMOs	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.8

Rate lock commitments (net)	$9	Consensus pricing	Origination pull-through rate	64.30%
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

10.20	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Reverence Capital Partners LLC(9)
10.21	Registration Rights Agreement, dated as of March 11, 2024, by and between New York Community Bancorp, Inc. and the investors in the March 2024 Capital Raise(9)
21	Subsidiaries of the Registrant (previously filed)
22	Subsidiary Issuers of Guaranteed Securities (24)
23	Consent of KPMG LLP, dated March 14, 2024 (attached hereto)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
97	New York Community Bancorp, Inc. Clawback Policy (previously filed)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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