Form 10-Q
period 2024-03-31
NEW YORK COMMUNITY BANCORP, INC.
filed 2024-05-10
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2024 was 820,716,107 shares.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

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
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our 2022 acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank;
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our acquisition of Flagstar Bancorp, Inc. and the assets and liabilities of Signature Bridge Bank;
•the success of our previously announced investment in, and partnership with, Figure Technologies, Inc., a FinTech company focusing on payment and lending via blockchain technology;
•the ability to effectively invest in new information technology systems and platforms;
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
•the potential for deposit attrition related to the departure of private banking teams whose responsibilities include the acquisition and retention of customer deposits;
•any interruption in customer service due to circumstances beyond our control;
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our recent acquisition of Flagstar Bancorp, Inc. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K, and (iv) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related the recent $1.05 billion capital raise, the Flagstar acquisition and additional potential market transactions not in the Company’s control.
•cybersecurity incidents, including any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems managed by us or third parties;
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
•increases in our FDIC insurance premium or future assessments;
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
•other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
•Completing the diversification of the Company’s loan portfolio may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2023 and this Form 10-Q, for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) | Net Income (Loss) Available to Common Stockholders

New York Community Bancorp reported a first quarter 2024 net loss of $327 million compared to a net loss of $2.7 billion in the prior quarter and net income of $2.0 billion in the year ago quarter. The net loss available to common shareholders in the current quarter was $335 million, or $0.45 per diluted share, compared to $2.7 billion, or $3.76 per diluted share, in the prior quarter and net income of $2.0 billion, or $2.87 per diluted share, in the year ago quarter. The prior quarter net loss and diluted EPS included goodwill impairment of $2.4 billion. Net income for the three months ended March 31, 2023 included a bargain purchase gain of $2.0 billion arising from the Signature transaction.

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

From December 31, 2023 to March 7, 2024, we experienced $9.7 billion in core deposit runoff following the rating agency downgrades of our Company's credit ratings in February and March 2024. On March 6, 2024 we announced a $1.05 billion capital raise, after which, deposits stabilized and runoff was immaterial for the remainder of the first quarter 2024.  We funded the deposit runoff, and increased our on balance sheet liquidity, primarily through $4.1 billion in brokered CD’s and $5.5 billion of wholesale borrowings.

The following table sets forth certain information regarding our net interest income and average balance sheet for the periods indicated: Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the periods are derived from average balances that are calculated daily.

	Three Months Ended,
	March 31, 2024				December 31, 2023				March 31, 2023
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$84,123	$1,193		5.68%	$85,671	$1,230		5.72%	$70,774	$867		4.92%
Securities (2) (3)	11,576	123		4.30%	11,493	126		4.39%	10,850	104		3.86%
Reverse repurchase agreements	—	—		—%	46	1		6.91%	785	11		5.53%
Interest-earning cash and cash equivalents	14,345	197		5.52%	6,753	90		5.28%	4,257	52		4.96%
Total interest-earning assets	$110,044	$1,513		5.51%	$103,963	$1,447		5.55%	$86,666	$1,034		4.80%
Non-interest-earning assets	5,682				7,719				7,864
Total assets	$115,726				$111,683				$94,530
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$26,428	$232		3.54%	$31,958	$286		3.55%	$23,098	$157		2.76%
Savings accounts	8,400	47		2.24%	9,055	47		2.03%	11,093	39		1.44%
Certificates of deposit	24,711	291		4.74%	18,491	210		4.52%	13,712	87		2.57%
Total interest-bearing deposits	$59,539	$570		3.85%	$59,504	$543		3.62%	$47,903	$283		2.40%
Short term borrowed funds	5,649	55		3.94%	7,609	83		4.33%	9,036	103		4.61%
Other borrowed funds	20,079	264		5.28%	8,105	81		3.96%	13,290	93		2.85%
Total Borrowed funds	$25,728	$319		4.99%	$15,714	$164		4.14%	$22,326	$196		3.56%
Total interest-bearing liabilities	$85,267	$889		4.19%	$75,218	$707		3.73%	$70,229	$479		2.77%
Non-interest-bearing deposits	19,355				22,676				13,189
Other liabilities	2,563				2,753				1,939
Total liabilities	$107,185				$100,647				$85,357
Stockholders’ equity	8,541				11,036				9,173
Total liabilities and stockholders’ equity	$115,726				$111,683				$94,530
Net interest income/interest rate spread		$624		1.32%		$740		1.82%		$555		2.03%
Net interest margin				2.28%				2.82%				2.60%
Ratio of interest-earning assets to interest-bearing liabilities			1.29	x			1.38	x			1.23	x
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

	Three Months Ended,			Three Months Ended,
	March 31, 2024 compared to December 31, 2023 Increase/(Decrease) Due to:			March 31, 2024 compared to March 31, 2023 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases	$(22)	$(15)	$(37)	$190	$136	$326
Securities	1	(4)	(3)	8	11	19
Reverse repurchase agreements	—	(1)	(1)	—	(11)	(11)
Interest Earning Cash & Cash Equivalent	105	2	107	139	6	145
Total interest-earnings assets	$84	$(18)	$66	$322	$157	$479
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(49)	$(5)	$(54)	$29	$46	$75
Savings accounts	(4)	4	—	(15)	23	8
Certificates of deposit	74	7	81	130	74	204
Short Term Borrowed Funds	(19)	(9)	(28)	(33)	(15)	(48)
Other Borrowed Funds	158	25	183	90	81	171
Total interest-bearing liabilities	$105	$77	$182	$158	$252	$410
Change in net interest income	$35	$(151)	$(116)	$48	$21	$69

Comparison to Prior Quarter

The Company's net interest margin for the three months ended March 31, 2024, was 2.28 percent, down 54 basis points compared to the three months ended December 31, 2023. The reduction is primarily driven by higher cost of funds with the average rate on borrowings costs increasing 85 basis points and the impact from a deposit mix shift from lower cost interest-bearing checking and MMA to higher cost certificates of deposits. The decline in lower rate deposits was primarily driven by withdrawals of uninsured deposits following the rating agency downgrades of our Company's credit ratings in February and March 2024. These elevated withdrawals of uninsured deposits resulted in us raising liquidity through the use of higher cost deposits and borrowings. Subsequent to announcing a $1.05 billion capital investment on March 6, 2024, our deposits stabilized and then remained around $75 billion for the remainder of the first quarter 2024, down from $81.5 billion at December 31, 2023.

Net interest income for the three months ended March 31, 2024 was $624 million, down $116 million or 15.7 percent compared to the three months ended December 31, 2023 primarily due to the following:

•Interest expense on borrowed funds increased $155 million or 94.5 percent to $319 million primarily driven by a $10.0 billion or 55.0 percent increase in the average balances as we took actions to proactively manage our liquidity needs along with an 85 basis point increase in rates as long-term lower cost borrowings matured.

•Interest expense on average interest-bearing deposits increased $27 million to $570 million during the three months ended March 31, 2024, driven by a 23 basis point increase in the average cost of interest-bearing deposits due to the impact from a deposit mix shift from lower cost interest-bearing checking and MMA to higher cost certificates of deposits.
•Interest income on loans and leases decreased $37 million primarily driven by a $1.5 billion, or 2% reduction in average loan balances led by lower consumer loans due to the sale of the marine and RV portfolio, as well as lower multi-family and warehouse loan balances.

partially offset by:

•Interest income on cash and cash equivalents increased $107 million driven by an increase in the average balance to $7.5 billion to proactively manage liquidity and a 24 basis point increase in the average yield to 5.52 percent.

Comparison to Prior Year to Date

For the three months ended March 31, 2024, the net interest margin was 2.28 percent, down 32 basis points compared to the three months ended March 31, 2023. The year-over-year decrease was primarily the impact of higher interest rates on the cost of funds with the average cost of borrowed funds increasing 143 basis points and the average cost of interest-bearing deposits increasing 145 basis points, partially offset by higher earning asset yields which increased 71 basis points.

For the three months ended March 31, 2024, net interest income totaled $624.0 million, up $69.0 million or 12.4 percent compared to $555 million for the three months ended March 31, 2023. The year-over-year increase was primarily the result of the following:

•Interest income on mortgages and other loans increased $326 million driven by a $13.3 billion or 18.9 percent increase in average loan balances to $84.1 billion. This is primarily driven by the current period including a full quarter of the Signature Transaction that closed on March 20, 2023. Additionally, we had a 76 basis point increase in the average loan yield to 5.68 percent in the current quarter due primarily to the impact of rising rates and the higher yield of our portfolio due to loans acquired in the Signature Transaction.

•Interest income on securities increased $19 million, driven by a 44 basis point increase in the average yield to 4.30 percent from 3.86 percent. Additionally, there was a $726 million or 6.7 percent increase in the average securities balance to $11.6 billion. The yield on securities is improving over time as lower rate securities mature and are replaced with higher rate securities, consistent with the increase in interest rates.

•Interest income on cash and cash equivalents increased $145 million reflecting higher cash balances as a result of actions to proactively manage liquidity needs along with a 56 basis point increase in the average yield to 5.52 percent.

partially offset by:

•Interest expense on average interest-bearing deposits increased $287 million to $570 million during the three months ended March 31, 2024. Average interest earning deposits grew $11.6 billion, or 24.3 percent, to $59.5 billion primarily due to a full quarter of the Signature Transaction. We also experienced a 145 basis point increase in the average cost of interest-bearing deposits primarily due to the impact from a deposit mix shift from lower cost interest-bearing checking and MMA to higher cost certificates of deposits.

•Interest expense on borrowed funds increased $123 million or 62.8 percent to $319 million driven by a 143 basis point increase in rates in addition to a $3.4 billion or 22.2 percent increase in the average balance to $25.7 billion primarily reflecting actions to proactively manage liquidity needs in the first quarter of 2024.

Provision for Credit Losses

For the three months ended March 31, 2024, the provision for credit losses totaled $315 million compared to a $552 million provision for the three months ended December 31, 2023, and a $170 million provision for the three months ended March 31, 2023, which included a $132 million initial provision for credit losses for the loans acquired in the Signature Transaction. The increase reflects changes in market conditions and interest rates that are expected to affect portions of our portfolios that are subject to current market stresses.

Net charge-offs totaled $81 million for the three months ended March 31, 2024, compared with $185 million for the three months ended December 31, 2023. Net charge-offs on a non-annualized basis represented 0.10% and 0.22% of average loans outstanding for the three months ended March 31, 2024, and for the three months ended December 31, 2023, respectively. First quarter net charge-offs were $104 million lower compared to the prior quarter. Commercial real estate charge-offs were $64 million during the first quarter 2024 compared to $42 in the fourth quarter 2023. Multifamily net charge-offs were $11 million in the first quarter 2024 compared to $5 in the fourth quarter 2023. The fourth quarter 2023 also included a $112 million charge-off of a co-operative loan.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,
(in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Bargain purchase gain	$(121)	$(11)	$2,001
Fee income	34	39	27
Net return on mortgage servicing rights	21	33	22
Net gain on loan sales and securitizations	20	16	20
Other	29	22	11
Bank-owned life insurance	10	11	10
Net loan administration income	16	17	7
Total non-interest income	$9	$127	$2,098

Comparison to Prior Quarter

For the three months ended March 31, 2024, non-interest income totaled $9 million as compared to $127 million for the three months ended December 31, 2023. The first quarter includes a reduction in the bargain purchase gain of $121 million related to the final adjustment to the fair value of assets received and liabilities assumed, including the in-transit and other shared accounts of the Signature Transaction as compared to an $11 million reduction in the fourth quarter of 2023.

The net return on mortgage servicing rights was $21 million or 7.6 percent for the three months ended March 31, 2024 compared to $33 million or 12.0 percent for the three months ended December 31, 2023 primarily driven by unfavorable hedge performance.

First quarter 2024 non-interest income includes a gain on loan sales of $20 million compared to $16 million during the fourth quarter 2023. The current quarter included a net gain of $6 million related to the sale of a loan we moved to held-for-sale in the prior quarter and the sale of the RV/Marine portfolio, both of which closed during the current quarter.

Loan administration income was relatively flat for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023. FDIC servicing income declined $10 million from $20.2 million in the fourth quarter of 2023 to $10.4 million in the first quarter of 2024. This was offset by higher net subservice fee income driven by a lower volume of subserviced custodial deposit activity. Our servicing agreement with the FDIC ended in March 2024 and is no longer expected to generate loan administration income in future periods.

Comparison to Prior Year to Date

Non-interest income decreased $2.1 billion for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the bargain purchase gain of $2.0 billion related to the Signature Transaction. Excluding the bargain gain impacts, non-interest income increased $33 million For the three months ended March 31, 2024, compared to three months ended March 31, 2023.,The increase was driven by a full quarter of the Signature Transaction and higher loan administration fee income as a result of higher FDIC subservicing income.

Excluding the bargain purchase gain adjustment of $121 million in the first quarter 2024 and $2.0 billion in the first quarter 2023 related to the Signature transaction, non-interest income increased $33 million compared to the first quarter 2023 primarily driven by $18 million higher other income, $9 million higher net loan administration income, and $7 million higher fee income. Net mortgage gain on sale margin decreased 28 basis points to 48 basis points compared to 76 basis points in the first quarter 2023.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,
(in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Operating expenses:
Compensation and benefits	$333	$295	$219
Occupancy and equipment	52	58	37
General and administrative	236	254	136
Total operating expense	621	607	392
Intangible asset amortization	35	36	17
Merger-related and restructuring expenses	43	63	67
Goodwill impairment	—	$2,426	—
Total non-interest expense	$699	$3,132	$476

Comparison to Prior Quarter

Total operating expenses for the three months ended March 31, 2024 were $621 million, up $14 million compared to $607 million for the fourth quarter 2023. The increase was primarily driven by higher compensation and benefits due to seasonal factors such as payroll taxes, 401(k) match resets and merit increases, coupled with lower incentive compensation in the fourth quarter 2023 driven by accrual reversals related to executive compensation as a result of Company performance. General and administrative costs were down $18 million primarily due to the FDIC special assessment recorded in the fourth quarter of 2023.

Comparison to Prior Year to Date

Total operating expenses for the three months ended March 31, 2024 were up $229 million compared to the three months ended March 31, 2023 . This increase was largely attributable to the impact from the Signature transaction, which closed in late March of 2023 along with a $28.1 million increase in FDIC insurance expense driven by a higher asset base and assessment rate.

Income Tax Expense

For the three months ended March 31, 2024, the Company reported a benefit for income taxes of $54 million compared to a benefit for income taxes of $112 million for the three months ended December 31, 2023 and an income tax expense of $1 million for the three months ended March 31, 2023 . The benefit for the three months ended March 31, 2024 was driven by the higher book loss for the quarter, primarily attributable to the loan loss provision. The effective tax rate difference was due to current period changes in non-tax deductible expenses and the bargain gain, in proportion to the pre-tax loss. The effective tax rate for the three months ended March 31, 2024, was 14.3 percent compared to 4.0 percent for the three months ended December 31, 2023 and less than one percent for the three months ended March 31, 2023 .

FINANCIAL CONDITION

Balance Sheet Summary

Total assets decreased $1.2 billion to $112.9 billion as of March 31, 2024, compared to $114.1 billion at December 31, 2023.

Total loans and leases held for investment were $82.3 billion at March 31, 2024 compared to $84.6 billion at December 31, 2023. The decrease was primarily driven by lower consumer loans due to the sale of the marine and RV portfolio and a slight net decrease in multi-family and commercial loans due to run-off and lower originations.

The securities portfolio totaled $9.4 billion at March 31, 2024, compared to $9.2 billion at December 31, 2023. Our securities portfolio is classified as available-for-sale with low credit risk U.S government agency bonds comprising over 90 percent of the total portfolio at March 31, 2024 and December 31, 2023. These instruments are recorded at fair value and unrealized gains and losses driven by changes in market interest rates are recorded in other comprehensive income. An allowance for credit loss is established for any credit-related impairments. At March 31, 2024 and December 31, 2023 the total allowance for credit losses on our securities portfolio was immaterial.

Total deposits decreased $6.7 billion, or 8 percent to $74.9 billion at March 31, 2024 compared to $81.5 billion at December 31, 2023. From December 31, 2023 to March 7, 2024, we experienced $9.7 billion in core deposit runoff following the rating agency downgrades of our Company's credit ratings in February and March 2024. On March 6, 2025 we announced a $1.05 billion capital raise, after which, deposits stabilized and runoff has been immaterial for the remainder of the first quarter 2024.

Wholesale borrowings at March 31, 2024 were $25.7 billion compared to $20.3 billion at December 31, 2023, reflecting actions to proactively manage the liquidity needs of the Company.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	March 31, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Mortgage Loans:
Multi-family	$36,859	44.8%	$37,265	44.0%
Commercial real estate	10,323	12.5%	10,470	12.4%
One-to-four family first mortgage	5,807	7.1%	6,061	7.2%
Acquisition, development, and construction	3,207	3.9%	2,912	3.4%
Total mortgage loans	$56,196	68.3%	$56,708	67.0%
Other Loans:
Commercial and industrial	$24,418	29.7%	$25,254	29.9%
Other loans	1,713	2.1%	2,657	3.1%
Total other loans held for investment	$26,131	31.7%	$27,911	33.0%
Total loans and leases held for investment	$82,327	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,215)		(992)
Total loans and leases held for investment, net	$81,112		$83,627
Loans held for sale	981		1,182
Total loans and leases, net	$82,093		$84,809

The following table summarizes our production of loans held for investment:

	Three Months Ended,
	March 31, 2024	December 31, 2023	March 31, 2023
(dollars in millions)	Amount	Amount	Amount
Mortgage Loan Originated for Investment:
Multi-family	$19	$78	$340
Commercial real estate	212	225	309
One-to-four family first mortgage	2,228	3,252	274
Acquisition, development, and construction	222	298	185
Total mortgage loans originated for investment	$2,681	$3,853	$1,108
Other Loans Originated for Investment:
Specialty finance	$1,083	$1,858	$1,335
Commercial and industrial	877	1,672	497
Other	104	122	338
Total other loans originated for investment	$2,064	$3,652	$2,170
Total loans originated for investment	$4,745	$7,505	$3,278

Multi-Family Loans

The multi-family loan portfolio was $36.9 billion at March 31, 2024, down slightly compared to $37.3 billion at December 31, 2023 due to a combination of higher interest rates and our loan diversification strategy.

The majority of our multi-family loans are secured by rental apartment buildings. At March 31, 2024, $20.6 billion or 56 percent of the Company’s total multi-family loan portfolio is secured by properties in New York State, many of which are subject to rent regulation laws, to varying degrees. The weighted average LTV of the New York State rent regulated multi-family portfolio using origination-date values was 59 percent as of March 31, 2024 as compared to 58 percent at December 31,

2023. Since their origination date, property values in this loan segment are down substantially due to unfavorable market conditions.

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

In addition to requiring a minimum DSCR of 125 percent on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75 percent of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis. Exceptions to these levels are made to borrowers on a case by case basis and approved by the joint authority of credit and lending officers and when necessary, the either the Management Credit Committee or the Credit Committee of the Board.

We continue to monitor our loans held for investment portfolio and the related allowance for credit losses, particularly given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels have historically tended to be stable due to below market rents, rent-regulated loans that are resetting are incurring debt service levels that, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, will approach or exceed some properties’ net operating income and may require borrower support until elevated interest rates subside.

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At March 31, 2024
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$6,792	18%
Brooklyn	5,810	16%
Bronx	3,367	9%
Queens	2,816	8%
Staten Island	131	—%
Total New York City	$18,916	51%
New Jersey	5,049	14%
Long Island	507	1%
Total Metro New York	$24,472	66%
Other New York State	1,224	3%
Pennsylvania	3,667	10%
Florida	1,679	5%
Ohio	1,048	3%
Arizona	433	1%
All other states	4,336	12%
Total	$36,859	100%

Commercial Real Estate

At March 31, 2024, CRE loans represented $10.3 billion, or 12.5 percent, of total loans held for investment, reflecting a $147 million decrease when compared to $10.5 billion at December 31, 2023.

CRE loans represented $212 million, or 4.5 percent, of the loans we originated in the first quarter 2024 as compared to $225 million, or 3.0 percent in the fourth quarter 2023.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2024, the largest concentration of CRE loans were secured by properties in the metro New York City area. Refer to the Geographical Analysis table included below for additional details.

Approximately $3.1 billion of the CRE portfolio are office properties with an average balance of approximately $14 million and located primarily in the New York metro area. Occupancy levels for office space have declined substantially over the past three years which has an impact on borrowers net operating income and their ability to cover debt service. These unfavorable market conditions also lower the value of underlying collateral and have resulted in higher current LTVs in this loan segment as compared to those at their origination date.

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

We originate CRE loans in adherence with underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan primarily depends on the borrower’s credit history,

profitability, and expertise in property management, and generally requires a minimum DSCR of 130 percent and a maximum
LTV at origination of 70 percent, but is tiered to more conservative metrics based upon the inherent risks associated with specific asset types. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases. In addition, certain of our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	At March 31, 2024
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$5,180	50%
Michigan	974	10%
New Jersey	611	6%
Florida	454	4%
Texas	106	1%
Pennsylvania	353	3%
Ohio	113	1%
All other states	2,532	25%
Total	$10,323	100%

Acquisition, Development, and Construction Loans

At March 31, 2024, our ADC loans represented $3.2 billion, or 3.9 percent, of total loans held for investment, reflecting an increase of $295 million compared to December 31, 2023.

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

C&I Loans

At March 31, 2024 C&I loans totaled $24.4 billion or 29.7 percent of total loans held-for-investment. Included in this portfolio is $5.2 billion in warehouse loans that allow mortgage lenders to fund the closing of residential mortgage loans.

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

Underlying mortgage loans are predominantly originated using the agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. At March 31, 2024, we had $5.2 billion outstanding warehouse loans to other mortgage lenders and have relationships in place to lend up to $11.6 billion at our discretion.

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

Specialty Finance

At March 31, 2024, specialty finance loans and leases totaled $4.8 billion or 6 percent of total loans held for investment, down $397 million or 8 percent compared to December 31, 2023.

We produce our specialty finance loans and leases through a subsidiary that participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources. These loans are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of March 31, 2024, 84 percent of specialty finance loan commitments are structured as floating rate obligations.

In the first quarter of 2024, the Company originated $1.1 billion of specialty finance loans and leases, representing 23 percent of total originations compared to $1.3 billion for the same period in 2023, representing 41 percent of total originations.

One-to-Four Family Loans

At March 31, 2024, one-to-four family loans represented $5.8 billion, including $882 million of LGG, or 7.1%, of total loans held for investment. As of March 31, 2024, the repurchase liability on LGG loans was $376 million. As of December 31, 2023 one-to-four family loans totaled $6.1 billion. These loans include various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2024, non-government guaranteed loans in this portfolio had an average current FICO score of 742 and an average LTV of 52.

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to Department of Housing and Urban Development (if foreclosure timelines are met), which is not paid by the FHA until claimed. The Bank has a unilateral option to repurchase loans sold to GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ACL on residential first mortgages.

Other Loans

At March 31, 2024, other loans totaled $1.7 billion and consisted primarily of home equity lines of credit, point of sale consumer loans and other consumer loans, including overdraft loans.

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

HELOC loans are primarily variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. As of March 31, 2024, loans in this portfolio had an average current FICO score of 751.

As of March 31, 2024, loans in our indirect portfolio had an average current FICO score of 643. Point of sale loans consist of unsecured consumer installment loans originated primarily for home improvement purposes through a third-party financial technology company who also provides us a level of credit loss protection.

Loans Held for Sale

Loans held-for-sale at March 31, 2024 totaled $1.0 billion, down from $1.2 billion at December 31, 2023. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Credit Quality

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent as described more fully in our annual report on form 10-K for the year ended December 31, 2023.

The Company conducted a thorough review of its largest 350 real estate loans at the end of the first quarter of 2024. This review included both internal collateral valuation analysis, and obtaining third-party estimates of collateral values, given the potential reliance on the underlying assets as part of the Borrower’s ability to repay debt. The review also included analysis of the most currently available borrower financial information to evaluate the ability of the underlying collateral to generate sufficient cash flow as the primary source of repayment. The Company downgraded certain loans in the first quarter of 2024 as a result of this review. The downgrades were principally related to loans with upcoming maturities or repricing where the estimated property net operating income would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, and the underlying collateral values are estimated to have declined to at or below the loan carrying amount. These downgrades increased loans classified as substandard or worse by $2.3 billion. Downgrades to substandard or below reflect the potential a loss may occur if deficiencies in the primary source of repayment for these loans are unable to be corrected. Refer to Note 6 for additional details.

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

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2024 and December 31, 2023, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Asset Quality Measures

All asset quality information excludes LGG that are insured by U.S government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	March 31, 2024	December 31, 2023
Non-performing loans to total loans held for investment	0.97%	0.51%
Non-performing assets to total assets	0.72	0.39
Allowance for credit losses on loans and leases to non-performing loans	152	232
Allowance for credit losses on loans and leases to total loans held for investment	1.48	1.17

Non-Performing Loans

The following table presents our non-performing loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2023
			to
			March 31, 2024
(dollars in millions)	March 31, 2024	December 31, 2023	Amount	Percent
Non-Performing Loans(1):
Non-accrual mortgage loans:
Multi-family	$339	$138	$201	146%
Commercial real estate	264	128	136	106%
One-to-four family first mortgage	98	95	3	3%
Acquisition, development, and construction	$3	$2	1	50%
Total non-accrual mortgage loans	$704	$363	341	94%
Commercial and industrial	73	43	30	70%
Other non-accrual loans(2)	21	22	(1)	(5)%
Total non-accrual loans	$798	$428	370	86%
Loans 90 days or more past due and still accruing	—	$—	—	NM
Total non-performing loans	$798	$428	370	86%
Repossessed assets	13	14	(1)	(7)%
Total non-performing assets	$811	$442	369	83%
(1)Unpaid principal balance.
(2)Includes home equity, consumer and other loans.

At March 31, 2024 total non-accrual mortgage loans increased $341 million to $704 million from December 31, 2023 and C&I non-accruals increased $30 million to $73 million. The increase in NPLs was primarily driven by two loans in the CRE office sector and two multi-family loans.

The following table sets forth the changes in non-accrual loans over the three months ended March 31, 2024:

(in millions)
Balance at December 31, 2023	$428
New non-accrual, including acquired from acquisition	443
Charge-offs	(16)
Transferred to repossessed assets	(1)
Loan payoffs, including dispositions and principal pay-downs	(45)
Restored to performing status	(11)
Balance at March 31, 2024	$798

At March 31, 2024, repossessed assets of $13 million were relatively unchanged compared to $14 million at December 31, 2023.

Delinquencies

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			March 31, 2024
			compared to
			December 31, 2023
(dollars in millions)	March 31, 2024	December 31, 2023	Amount	Percent
Loans 30 to 89 Days Past Due:
Multi-family	$103	$121	$(18)	(15)%
Commercial real estate	9	28	(19)	(68)%
One-to-four family first mortgage	26	40	(14)	(35)%
Acquisition, development, and construction	6	2	4	200%
Commercial and industrial	60	37	23	62%
Other loans	8	22	(14)	(64)%
Total loans 30-89 days past due	$212	$250	(38)	(15)%

Allowance for Credit Losses

The following table sets forth the allocation of the consolidated allowance for losses on loans, at each period-end:

	March 31, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of loans held-for-investment	Amount	Percent of loans held-for-investment
Multi-family loans	$469	45%	$307	44%
Commercial real estate loans	434	13	366	12
One-to-four family first mortgage loans	41	7	48	7
Acquisition, development, and construction loans	48	4	36	3
Commercial and industrial	157	30	132	30
Other loans	66	2	103	3
Total loans	$1,215	100%	$992	100%

At March 31, 2024, the allowance for credit losses on loans and leases was $1.2 billion compared to $992 million at December 31, 2023, up $223 million reflecting changes in market conditions over the quarter. In the first quarter we completed an in-depth review of our largest multi-family and commercial real estate loans, which in combination with our modeling, suggested credit losses as of March 31 had increased. We now expect market interest rates to be higher for a longer period of time which is expected to put additional pressure on the ability for some borrowers whose rates reset to current levels to cover debt service because, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We also have continuing pressure in the office portfolio due to remote working and other factors leading to a decline in occupancy levels that reduces operating income and has led to declining property values.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.48 percent at March 31, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.59 percent at March 31, 2024, compared to 1.26 percent at December 31, 2023.

Charge-offs

The following table presents information on the Company's net charge-offs:

	For the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(dollars in millions)
Charge-offs:
Multi-family	$11	$117	$—
Commercial real estate	64	42	—
One-to-four family residential	—	1	2
Commercial and industrial	11	24	—
Other	5	5	3
Total charge-offs	$91	$189	$5
Recoveries:
Multi-family	$(1)	$—	$—
Commercial and industrial	(7)	(3)	(4)
Other	(2)	(1)	(1)
Total recoveries	$(10)	$(4)	$(5)
Net charge-offs	$81	$185	$—

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Three Months Ended,
(dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Multi-family
Net charge-offs (recoveries) during the period	$10	$117	$—
Average amount outstanding	$37,178	$37,839	$37,906
Net charge-offs (recoveries) as a percentage of average loans	0.03%	0.31%	—%

Commercial real estate
Net charge-offs (recoveries) during the period	$64	$42	$—
Average amount outstanding	$10,467	$9,905	$8,450
Net charge-offs (recoveries) as a percentage of average loans	0.61%	0.42%	—%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$—	$1	$2
Average amount outstanding	$6,836	$5,907	$5,895
Net charge-offs (recoveries) as a percentage of average loans	—%	0.02%	0.03%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$—	$—	$—
Average amount outstanding	$3,254	$2,530	$2,110
Net charge-offs (recoveries) as a percentage of average loans	—%	—%	—%

Commercial and Industrial Loans
Net charge-offs (recoveries) during the period	$4	$21	$(4)
Average amount outstanding	$24,068	$21,460	$—
Net charge-offs (recoveries) as a percentage of average loans	0.02%	0.10%	#DIV/0!

Other Loans
Net charge-offs (recoveries) during the period	$3	$4	$2
Average amount outstanding	$2,319	$2,551	$16,412
Net charge-offs (recoveries) as a percentage of average loans	0.13%	0.16%	0.01%

Total loans
Net charge-offs (recoveries) during the period	$81	$185	$—
Average amount outstanding	$84,123	$80,193	$70,774
Net charge-offs (recoveries) as a percentage of average loans	0.10%	0.23%	—%

Securities

Total securities were $9.4 billion, or 8 percent, of total assets at March 31, 2024, compared to $9.2 billion, or 8 percent of total assets at December 31, 2023. At March 31, 2024 and December 31, 2023, all of our securities were designated as “Available-for-Sale”. At March 31, 2024, 16 percent of our portfolio are floating rate securities.

As of March 31, 2024, the net unrealized loss on securities available for sale, net of tax, was $651 million as compared to $581 million at December 31, 2023, reflecting the increased interest rate environment.

At March 31, 2024, available-for-sale securities had an estimated weighted average life of six years. Included in the quarter-end amount were mortgage-related securities of $7.1 billion and other debt securities of $2.2 billion.

At the prior year-end, available-for-sale securities were $9.2 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $6.6 billion of the year-end balance, with other debt securities accounting for the remaining $2.6 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at March 31, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	3.14%	4.03%	—%	—%
Due from one to five years	3.31	—	—	5.28
Due from five to ten years	2.67	1.61	3.16	5.03
Due after ten years	4.35	—	—	5.74
Total debt securities available for sale	4.26	1.95	3.16	5.11
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Reserve and Federal Home Loan Bank Stock

At March 31, 2024, the Company had $1.0 billion of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. The increase in FHLB-NY stock was primarily related to increased borrowings in the first quarter of 2024. In addition, at March 31, 2024 and December 31, 2023, the Company had $203 million of Federal Reserve Bank stock, at cost.

Sources of Funds

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. From time to time, we have chosen not to compete actively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand. The majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations) however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources. Our uninsured retail deposits declined approximately $14.5 billion during the three months ended March 31, 2024, following the rating agency downgrades of our Company's credit ratings in February and March. We replaced these deposits with a funding mix that included a higher level of brokered deposits, CDs and borrowed funds as further described below. During the quarter, more than 30 private banking teams, made up of approximately 200 employees whose responsibilities include the acquisition and retention of customer deposits, have left the Company. The deposits related to those teams and the private bank have remained stable.

Brokered deposits accounted for $12.9 billion of our deposits at March 31, 2024, compared to $9.5 billion at December 31, 2023. Brokered money market accounts represented $1.6 billion of total brokered deposits at March 31, 2024 and $1.3 billion at December 31, 2023; brokered interest-bearing checking accounts represented $0.7 billion and $1.6 billion, respectively. At March 31, 2024, we had $10.7 billion of brokered CDs, compared to $6.6 billion at December 31, 2023. The increase in brokered CDs was primarily related to funding our core deposit run-off experienced before the March 2024 capital infusion.

Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At March 31, 2024 our deposit base includes $14.8 billion of uninsured deposits a net decrease of $14.5 billion as compared to December 31, 2023 primarily due to a decline in uninsured deposits during the first quarter 2024 and a shift to insured custodial deposits. This represents approximately 20 percent of our total deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	March 31, 2024	December 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$11,961	$7,893
Time deposits otherwise uninsured with a maturity of:
3 months or less	1,397	1,675
Over 3 months through 6 months	2,259	1,623
Over 6 months through 12 months	4,127	2,325
Over 12 months	4,178	2,271
Total time deposits otherwise uninsured	$11,961	$7,894

Borrowed Funds

The majority of our borrowed funds consist of wholesale borrowings, including FHLB advances, the Bank Term Funding Program of the FRB of New York, repurchase agreements, and, to a lesser extent, junior subordinated debentures and subordinated notes. At March 31, 2024, total borrowed funds increased $5.5 billion to $26.7 billion compared to the balance at December 31, 2023 primarily driven by the decline in deposits and actions to proactively manage our liquidity needs.

Wholesale Borrowings

Wholesale borrowings at March 31, 2024 were $25.7 billion compared to $20.3 billion at December 31, 2023.

FHLB advances accounted for $22.8 billion and $19.3 billion at March 31, 2024 and December 31, 2023, respectively, secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. At March 31, 2024 and December 31, 2023, $0.8 billion and $2.0 billion of our wholesale borrowings had callable features, respectively. Additionally, $1.0 billion was drawn on the Bank Term Funding Program, secured by eligible securities. The increase in FHLB advances at March 31, 2024 compared to December 31, 2023 was driven by actions taken in the first quarter to proactively manage our liquidity needs.

Repurchase agreements outstanding at March 31, 2024, were $2.0 billion and we did not have any of these agreements outstanding at December 31, 2023. These agreements primarily use GSE obligations as collateral and were entered into with either the FHLB or specific brokerage firms.

See Note 11, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to protect against temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily and, in times of stress, throughout the day. Our most liquid assets are cash and cash equivalents, which totaled $12.9 billion and $11.5 billion, at March 31, 2024 and December 31, 2023, respectively. The $1.4 billion increase in cash and cash equivalents was driven by actions to proactively manage our liquidity needs.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including wholesale borrowings and brokered deposits. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At March 31, 2024 our available borrowing capacity with the FHLB was $1.0 billion.

Furthermore, the Bank has agreements with the FRB that enable it to access the discount window as a further means of enhancing our liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds we may borrow. The maximum amount the Bank could borrow from the FRB was $14.8 billion. There were no borrowings against these lines of credit at March 31, 2024. In April of 2024, we drew $4 billion on this line to increase on balance sheet liquidity by increasing cash.

At March 31, 2024, our total liquidity (cash and cash equivalents, high-quality liquid assets and borrowing capacity), was $33.3 billion. Total liquidity was $18.5 billion greater than our net uninsured deposits of $14.8 billion.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2024 the Parent Company held cash and cash equivalents of $671 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the OCC for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In the three months ended March 31, 2024, dividends of $67 million were paid by the Bank to the Parent Company. We have reduced our dividends to common stockholders to $.01 per common share and we do not anticipate a material amount of dividends from the Bank to the Parent Company in the near future until the Company is able to achieve a return to repeatable operating income.

At March 31, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At March 31, 2024, we had CDs of $26.8 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $16.8 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition in other liabilities and totaled $437 million at March 31, 2024 a decrease of $9 million compared to $446 million at December 31, 2023.

At March 31, 2024, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit. These commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes the Company’s commitments to originate loans and letters of credit:

(in millions)	March 31, 2024	December 31, 2023
Multi-family and commercial real estate	$55	$52
One-to-four family including interest rate locks	2,545	1,694
Acquisition, development, and construction	3,631	3,926
Warehouse loan commitments	5,793	7,074
Other loan commitments	11,264	11,315
Total loan commitments	$23,288	$24,061
Commercial, performance stand-by, and financial stand-by letters of credit	895	915
Total commitments	$24,183	$24,976

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

Based upon our current cash and cash equivalent balance of $12.9 billion and our total liquidity position of $28.6 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the three months ended March 31, 2024, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At March 31, 2024, we had no commitments to purchase securities.

Regulatory Capital

The Company is a bank holding company subject to regulation, examination and supervision by the Federal Reserve. The Bank is national bank subject to regulation, examination, and supervision by the OCC. The Company and the Bank are each subject to the Prompt Corrective Action regulatory capital framework that establishes five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” An institution’s capital category affects various matters, including legal requirements for regulators to take prompt corrective action and the level of a bank’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the regulators’ qualitative judgments about the components of capital and risk weighting assets, among other factors, and the regulators have discretion to require that institutions maintain capital in excess of minimum levels.

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At March 31, 2024, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:

The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
March 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,071	9.45%	$9,169	10.73%	$11,178	13.09%	$9,169	7.90%
Minimum for capital adequacy purposes	3,844	4.50	5,126	6.00	6,834	8.00	4,641	4.00
Excess	$4,227	4.95%	$4,043	4.73%	$4,344	5.09%	$4,528	3.90%
December 31, 2023
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%

At March 31, 2024, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 509 basis points. After considering the capital conservation buffer that represents an additional 2.5 percent of risk weighted assets, our total risk-based capital ratio exceed this limit by 259 basis points. The increase from December 31, 2023 was primarily driven by a $1.05 billion capital investment in the first quarter 2023 which resulted in a net $413 million increase to common equity tier 1 capital through the issuance of common stock and warrants and a net $595 million increase to tier 1 capital from the issuance of convertible non-cumulative perpetual preferred stock. The net $595 million in tier 1 capital will convert to common equity subsequent to an increase in registered common shares, subject to shareholder approval. As converted, our common equity tier 1 ratio would have been 10.14 percent. Refer to Note 17 for additional details.

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
March 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,459	11.08%	$9,459	11.08%	$10,528	12.33%	$9,459	8.16%
Minimum for capital adequacy purposes	3,841	4.50	5,122	6.00	6,829	8.00	4,639	4.00
Excess	$5,618	6.58%	$4,337	5.08%	$3,699	4.33%	$4,820	4.16%
December 31, 2023
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%

The Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).

Included in total operating expenses for the three months ended December 31, 2023, is a $49 million expense for the FDIC special assessment that includes the assessment issued by the FDIC in February 2024. The FDIC continues to provide an updated estimate of each institution’s quarterly and total special assessment expense and while we expect this may result in an increase, we do not expect the increase to be material.

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

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have total liquidity of $33.3 billion which exceeds the balance of our uninsured deposits by $18.5 billion. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and excludes internal accounts. At March 31, 2024 our deposit base includes $14.8 billion of uninsured deposits, reflecting a net decrease of $14.5 billion as compared to December 31, 2023 due to decreases in uninsured deposits and a shift to insured custodial deposits. Uninsured deposits, which represents approximately 20 percent of our total deposits at March 31,2024, decreased following our earnings announcement and subsequent Rating Agency downgrades of our Company's credit ratings in February and March 2024. Our deposits have remained stable since the announcement of the $1.05 billion capital raise.

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

Based on the information and assumptions in effect at March 31, 2024, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	2.0%
-100 shock	0.5%
+100 shock	(1.6)%
+200 shock	(4.1)%

The net changes in EVE presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.

Subsequent to March 31, 2024 we terminated all of our derivatives that were designated in a cash flow or fair value hedge relationship. This action reduced our asset sensitivity resulting in a relatively neutral position.

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

Based on the information and assumptions in effect at March 31, 2024, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(4.9)%
-100 shock	(3.5)%
+100 shock	3.3%
+200 shock	6.6%

(1)In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged.

The net changes in NII presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.

Future changes in our mix of assets and liabilities may result in greater changes to our EVE, and/or NII simulations. Subsequent to March 31, 2024 we terminated all of our derivatives that were designated in a cash flow or fair value hedge relationship. This action reduced our asset sensitivity resulting in a relatively neutral position.

In the event that our EVE and net interest income sensitivities were to breach our internal policy limits, we would plan to undertake the following actions:

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2024, our analysis indicated that a further inversion of the yield curve would be expected to result in a 2.1 percent increase in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.4 percent decrease in net interest income.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ACL, (b) valuation of mortgage servicing rights and (c) the acquisition method of accounting. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition.

For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2023, which is available on our website, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

ITEM 1.	FINANCIAL STATEMENTS

New York Community Bancorp, Inc.
Consolidated Statements of Condition

	March 31, 2024	December 31, 2023
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$12,890	$11,475
Securities:
Debt Securities available-for-sale ($8,683 and $2,822 pledged at March 31, 2024 and December 31, 2023, respectively)	9,336	9,145
Equity investments with readily determinable fair values, at fair value	14	14
Total securities net of allowance for credit losses	9,350	9,159
Loans held for sale ($981 and $902 measured at fair value, respectively)	981	1,182
Loans and leases held for investment, net of deferred loan fees and costs ($66 and zero measured at fair value at March 31, 2024 and December 31, 2023, respectively)	82,327	84,619
Less: Allowance for credit losses on loans and leases	(1,215)	(992)
Total loans and leases held for investment, net	81,112	83,627
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,550	1,392
Premises and equipment, net	679	652
Core deposit and other intangibles	590	625
Mortgage servicing rights	1,092	1,111
Bank-owned life insurance	1,586	1,580
Other assets	3,070	3,254
Total assets	$112,900	$114,057
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$22,172	$30,700
Savings accounts	8,171	8,773
Certificates of deposit	26,763	21,554
Non-interest-bearing accounts	17,752	20,499
Total deposits	74,858	81,526
Borrowed funds:
Federal Home Loan Bank advances	23,750	20,250
Repurchase agreements	1,958	—
Total wholesale borrowings	25,708	20,250
Junior subordinated debentures	580	579
Subordinated notes	439	438
Total borrowed funds	26,727	21,267
Other liabilities	2,330	2,897
Total liabilities	103,915	105,690
Mezzanine equity:
Preferred stock - Series B and Series C (See Note 17 - Mezzanine and Stockholders Equity )	595	—
Stockholders' equity:
Preferred stock - Series A (See Note 17 - Mezzanine and Stockholders Equity)	503	503
Common stock at par 0.01 (900,000,000 shares authorized; 827,123,078 and 744,155,791 shares issued; and 804,285,598 and722,066,370 shares outstanding, respectively)	8	7
Paid-in capital in excess of par	8,648	8,231
Retained earnings	73	443
Treasury stock, at cost (22,837,480 and 22,089,421 shares, respectively)	(225)	(218)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $248 and $225, respectively	(651)	(581)
Net unrealized loss on pension and post-retirement obligations, net of tax of $11 and $12, respectively	(27)	(28)
Net unrealized gain on cash flow hedges, net of tax of $(23) and $(6), respectively	61	10
Total accumulated other comprehensive loss, net of tax	(617)	(599)
Total stockholders’ equity	8,390	8,367
Total liabilities, Mezzanine and Stockholders’ Equity	$112,900	$114,057
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended,
(in millions, except per share data)	March 31, 2024	March 31, 2023
INTEREST INCOME:
Loans and leases	$1,193	$867
Securities and money market investments	320	167
Total interest income	1,513	1,034
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	232	157
Savings accounts	47	39
Certificates of deposit	291	87
Borrowed funds	319	196
Total interest expense	889	479
Net interest income	624	555
Provision for credit losses	315	170
Net interest income after provision for credit loan losses	309	385
NON-INTEREST INCOME:
Fee income	34	27
Bank-owned life insurance	10	10
Net return on mortgage servicing rights	21	22
Net gain on loan sales and securitizations	20	20
Net Loan administration income	16	7
Bargain purchase gain	(121)	2,001
Other	29	11
Total non-interest income	9	2,098
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	333	219
Occupancy and equipment	52	37
General and administrative	236	136
Total operating expense	621	392
Intangible asset amortization	35	17
Merger-related and restructuring expenses	43	67
Goodwill impairment	—	—
Total non-interest expense	699	476
Income before income taxes	(381)	2,007
Income tax expense	(54)	1
Net (loss) income	$(327)	$2,006
Preferred stock dividends	8	8
Net (loss) income available to common stockholders	$(335)	$1,998
Basic (loss) earnings per common share	$(0.45)	$2.88
Diluted (loss) earnings per common share	$(0.45)	$2.87
Net (loss) income	$(327)	$2,006
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $23 and $(21), respectively	(70)	60
Change in pension and post-retirement obligations, net of tax of $(1) and $—, respectively	—	1
Change in net unrealized gain on cash flow hedges, net of tax of $(23) and $23, respectively	68	(67)
Reclassification adjustment for defined benefit pension plan, net of tax of $— and $(1), respectively	1	1
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $6 and $2, respectively	(17)	(4)
Total other comprehensive loss, net of tax	(18)	(9)
Total comprehensive (loss) income, net of tax	$(345)	$1,997
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended March 31, 2024
Balance at December 31, 2023	722,066,370	$503	$7	$8,231	$443	$(218)	$(599)	$8,367	—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	0	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	0	—	—	—	—	—	—	—	337
Issuance of common shares and conversion of Series C preferred to common shares	83,381,965	—	1	110	—	—	—	111	—
Issuance of warrants to purchase common shares	0	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	(260,595)	—	—	(1)	—	1	—	—	—
Compensation expense related to restricted stock awards	0	—	—	6	—	—	—	6	—
Net loss	0	—	—	—	(327)	—	—	(327)	—
Dividends paid on common stock ($0.05)	0	—	—	—	(35)	—	—	(35)	—
Dividends paid on preferred stock Series A ($15.94)	0	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(902,142)	—	—	—	—	(8)	—	(8)	—
Other comprehensive loss, net of tax	0	—	—	—	—	—	(18)	(18)	—
Balance at March 31, 2024	804,285,598	$503	$8	$8,648	$73	$(225)	$(617)	$8,390	$595

Three Months Ended March 31, 2023
Balance at December 31, 2022	681,217,334	$503	$7	$8,130	$1,041	$(237)	$(620)	$8,824	$—
Issuance and exercise of FDIC Equity appreciation instrument	39,032,006	—	—	85	—	—	—	85	—
Shares issued for restricted stock, net of forfeitures	2,877,411	—	—	(27)	—	27	—	—	—
Compensation expense related to restricted stock awards		—	—	9	—	—	—	9	—
Net income		—	—	—	2,006	—	—	2,006	—
Dividends paid on common stock ($0.17)		—	—	—	(116)	—	—	(116)	—
Dividends paid on preferred stock ($15.94)		—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(976,454)	—	—	—	—	(9)	—	(9)	—
Other comprehensive loss, net of tax		—	—	—	—	—	(9)	(9)	—
Balance at March 31, 2023	722,150,297	$503	$7	$8,197	$2,923	$(219)	$(629)	$10,782	$—

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(327)	$2,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	315	170
Amortization of intangibles	35	17
Depreciation	11	8
Amortization of discounts and premiums, net	49	(36)
Net gain on sales of loans	(20)	(20)
Gain on business acquisition	121	(2,001)
Stock-based compensation	6	9
Deferred tax expense	(75)	11
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(31)	112
(Decrease) increase in other liabilities	(476)	2,697
Purchases of securities held for trading	—	(10)
Proceeds from sales of securities held for trading	—	10
Change in loans held for sale, net	98	62
Net cash (used in) provided by operating activities	(294)	3,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	627	664
Proceeds from sales of securities available for sale	123	1,233
Purchase of securities available for sale	(812)	(443)
Redemption of Federal Home Loan Bank stock	5	744
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(163)	(833)
Proceeds from bank-owned life insurance, net	6	9
Net proceeds from sales of MSR's	61	—
Other changes in loans, net	2,151	(1,301)
Purchases of premises and equipment, net	(38)	(11)
Cash acquired in business acquisition	—	25,043
Net cash provided by investing activities	1,960	25,105
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(6,672)	(7,496)
Net increase in short-term borrowed funds	2,959	2,400
Proceeds from long-term borrowed funds	10,800	—
Repayments of long-term borrowed funds	(8,301)	(2,375)
Net receipt (disbursement) of payments of loans serviced for others	10	(189)
Cash dividends paid on common stock	(8)	(8)
Cash dividends paid on preferred stock	(35)	(116)
Treasury stock repurchased	—	(9)
Proceeds from common stock and warrants issued	413	—
Proceeds from preferred stock issued	595	—
Payments relating to treasury shares received for restricted stock award tax payments	(8)	—
Net cash used in financing activities	(247)	(7,793)
Net increase in cash, cash equivalents, and restricted cash (1)	1,419	20,347
Cash, cash equivalents, and restricted cash at beginning of year (1)	11,609	2,082
Cash, cash equivalents, and restricted cash at end of year (1)	$13,028	$22,429
Supplemental information:
Cash paid for interest	$777	$489

Cash paid for income taxes	9	13
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$4	$1
Securitization of loans to mortgage-backed securities available for sale	123	—
Transfer of loans from held for investment to held for sale	1,072	—
Shares issued for restricted stock awards	1	27
Business Combination:
Fair value of tangible assets acquired	—	38,172
Intangible assets	—	464
Liabilities assumed	—	36,550
Issuance of FDIC Equity appreciation instrument	—	85

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

Flagstar Bank, N.A. currently operates 419 branches across twelve states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally through a wholesale network of approximately 3,600 third-party mortgage originators.

Liquidity

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.
We manage our liquidity to ensure that our cash flows are sufficient to support our operations, to protect against temporary mismatches between sources and uses of funds caused by variable loan and deposit demand, and to meet our financial obligations.

Basis of Presentation

See Note 1 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2023 for information on the Company's accounting policies.

The accompanying financial statements of the Company and other entities in which the Company has a controlling financial interest, have been prepared using GAAP for interim financial statements. The accompanying financial statements of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in connection with the determination of the allowance for credit losses, mortgage servicing rights and the acquisition method of accounting.

All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 11 “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Adoption of New Accounting Standards

Standard	Description	Effective Date
ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions.
Adoption of this ASU did not have a material impact on the consolidated financial statements.
ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets
The amendments in this update require entities that hold certain crypto assets to measure such assets at fair value and recognize any changes in fair value in net income in each reporting period. Entities will also be required to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Other disclosure items include the name, cost basis, fair value, and number of units for each significant crypto asset holding and the aggregate fair values and cost bases of crypto asset holdings that are not individually significant along with a rollforward of activity in the reporting period and disclosure of the method for determining the cost basis of the crypto assets.
Adoption of this ASU did not have a material impact on the consolidated financial statements.
ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements	This Update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.	We early adopted this ASU which did not have a material impact to the Financial Statements.

Note 2 - Computation of Earnings per Common Share

Earnings per Common Share (Basic and Diluted)

Basic EPS is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include warrants, convertible preferred stock, stock options and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive.

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

The following table presents the Company’s computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2024	2023
Net income available to common stockholders	$(335)	$1,998
Less: Dividends paid on and earnings allocated to participating securities	—	(21)
Earnings applicable to common stock	$(335)	$1,977
Weighted average common shares outstanding	740,047,777	686,911,555
Basic earnings per common share	$(0.45)	$2.88
Earnings applicable to common stock	$(335)	$1,977
Weighted average common shares outstanding	740,047,777	686,911,555
Potential dilutive common shares	—	1,360,056
Total shares for diluted earnings per common share computation	740,047,777	688,271,611
Diluted earnings per common share and common share equivalents	$(0.45)	$2.87

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

Pursuant to the terms of the Agreement, the Company was not required to make a cash payment to the FDIC on March 20, 2023 as consideration for the acquired assets and assumed liabilities. The final settlement process between the Company and the FDIC concluded upon the one-year anniversary of the Signature Transaction.

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

The Company has determined that the Signature Transaction constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the Company recorded the estimated fair value of the assets acquired and liabilities assumed as of March 20, 2023, which was subject to adjustment for up to one year after March 20, 2023 (the “Measurement Period”). As of March 31, 2024 the Measurement period has concluded and the Company has finalized its review of the assets acquired and liabilities assumed.

Under the Agreement, the Company provided certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by the Company and which remain under the control of the FDIC (the “Interim Servicing”). The Interim Servicing includes activities related to the servicing of loan portfolios not acquired on behalf of the FDIC for a period of up to one year from the date of the Signature Transaction unless such loans are sold or transferred at an earlier time by the FDIC or until cancelled by the FDIC upon 60-days’ notice. The FDIC reimbursed the Company for costs associated with the Interim Servicing based upon an agreed upon fee which approximates the cost to provide such services. As the FDIC reimbursed the Company for the costs to service the loans, neither a servicing asset nor servicing liability was recognized as part of the Signature Transaction. The Interim Servicing was completed in March 2024.

The Company did not enter into a loss sharing arrangement with the FDIC in connection with the Signature Transaction.

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash ﬂows, market conditions and other future events that are highly subjective in nature and subject to change.

A summary of the net assets acquired and the estimated fair value adjustments resulting in the bargain purchase gain is as follows:

(in millions)	March 20, 2023
Net assets acquired before fair value adjustments	$2,973
Fair value adjustments:
Loans	(727)
Core deposit and other intangibles	464
Certificates of deposit	27
Other net assets and liabilities	39
FDIC Equity Appreciation Instrument	(85)
Deferred tax liability	(690)
Bargain purchase gain on Signature Transaction, as initially reported	$2,001
Adjustments related to items identified subsequent to the initial reporting period as of March 20, 2023:
Measurement period adjustments, excluding taxes	(134)
Change in deferred tax liability	143
Bargain purchase gain on Signature Transaction, as adjusted	$2,010

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.0 billion. This includes a $121 million reduction in the bargain purchase gain during the three months ended March 31, 2024 due to final adjustments to the fair value of assets received and liabilities assumed, including the in-transit and other shared accounts. This adjustment is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income.

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and was influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirers bid, the FDIC may be required to make a cash payment to the Company and the Company may be required to make a cash payment to the FDIC.

The assets acquired and liabilities assumed and consideration paid in the Signature Transaction were recorded at their estimated fair values based on management’s best estimates using information available at the date of the Signature Transaction. The following table provides the purchase price allocation to the assets acquired and liabilities assumed at their estimated fair values as of the date of the Signature Transaction:

(in millions)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase Price consideration	$85		$85

Fair value of assets acquired:
Cash & cash equivalents	25,043	(142)	24,901
Loans held for sale	232		232
Loans held for investment:
Commercial and industrial	10,102	(214)	9,888
Commercial real estate	1,942	(262)	1,680
Consumer and other	174	(1)	173
Total loans held for investment	12,218	(477)	11,741
CDI and other intangible assets	464	—	464
Other assets	679	(266)	413
Total assets acquired	38,636	(885)	37,751
Fair value of liabilities assumed:
Deposits	33,568	(61)	33,507
Other liabilities	2,982	(833)	2,149
Total liabilities assumed	36,550	(894)	35,656
Fair value of net identifiable assets	2,086	9	2,095
Bargain purchase gain	$2,001	$9	$2,010

During the Measurement Period, the Company recorded measurement period adjustments to adjust the estimated fair value of loans and leases acquired and adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

The Company incurred approximately $236 million in acquisition costs related to the Signature Transaction primarily for legal, advisory, system conversion and other professional services. These costs are recorded within Merger-related and restructuring expenses on the Consolidated Statements of Income and Comprehensive Income.

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

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI was determined using a discounted cash flow methodology which considered discount rate, customer attrition rates, and other relevant market assumptions. This method estimated the fair value by discounting the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Signature Transaction will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. CDI does not significantly impact our liquidity or capital ratios.

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

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the year ended December 31, 2023 and the three months ended March 31, 2024 include the operating results of the acquired assets and assumed liabilities of Signature subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

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

Note 4 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

(in millions)	Three Months Ended March 31, 2024
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$—	Net gain on securities
	—	Income tax expense
	$—	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$23	Interest expense
	(6)	Income tax benefit
	$17	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit (2)
Actuarial losses	(1)	Included in the computation of net periodic cost (2)
	(1)	Total before tax
	—	Income tax benefit
	$(1)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$16
(1)Amounts in parentheses indicate expense items.
(2)See Note 12 - Pension and Other Post-Retirement Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	March 31, 2024
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,342	$1	$163	$1,180
GSE CMOs	6,167	25	412	5,780
Private Label CMOs	171	5	—	176
Total mortgage-related debt securities	$7,680	$31	$575	$7,136
Other Debt Securities:
U. S. Treasury obligations	$—	$—	$—	$—
GSE debentures	1,752	—	312	1,440
Asset-backed securities (2)	291	—	4	287
Municipal bonds	6	—	—	6
Corporate bonds	364	—	24	340
Foreign notes	35	—	—	35
Capital trust notes	97	5	10	92
Total other debt securities	$2,545	$5	$350	$2,200
Total debt securities available for sale	$10,225	$36	$925	$9,336
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (3)	$10,241	$36	$927	$9,350
(1)The amortized cost of investment securities is reported net of allowance for credit losses of $1 million.
(2)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(3)Excludes accrued interest receivable of $35 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2023
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$1	$146	$1,221
GSE CMOs	5,495	48	381	5,162
Private Label CMOs	174	7	1	180
Total mortgage-related debt securities	$7,035	$56	$528	$6,563
Other Debt Securities:
U. S. Treasury obligations	$198	$—	$—	$198
GSE debentures	1,899	1	291	1,609
Asset-backed securities (2)	307	—	5	302
Municipal bonds	6	—	—	6
Corporate bonds	365	—	22	343
Foreign Notes	35	—	1	34
Capital trust notes	97	5	12	90
Total other debt securities	$2,907	$6	$331	$2,582
Total other securities available for sale	$9,942	$62	$859	$9,145
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (3)	$9,958	$62	$861	$9,159
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $38 million included in other assets in the Consolidated Statements of Condition.

At March 31, 2024, the Company had $1.0 billion of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at March 31, 2024, the Company had $203 million of Federal Reserve Bank stock, at cost. The Company had $203 million of Federal Reserve Bank stock, at December 31, 2023.

There were no net unrealized losses on equity securities recognized in earnings for the three months ended March 31, 2024 and 2023.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$2	$250	$—	$50	$299
Due from one to five years	172	—	—	304	455
Due from five to ten years	311	1,502	6	102	1,565
Due after ten years	7,195	—	—	331	7,017
Total debt securities available for sale	$7,680	$1,752	$6	$787	$9,336
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2024:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Government agency and GSE obligations	—	—	1,441	311	1,441	311
GSE certificates	53	1	1,087	163	1,140	164
Private Label CMOs	15	—	3	—	18	—
GSE CMOs	1,292	27	2,340	385	3,632	412
Asset-backed securities	—	—	207	4	207	4
Municipal bonds	—	—	6	—	6	—
Corporate bonds	—	—	341	24	341	24
Foreign notes	—	—	10	—	10	—
Capital trust notes	—	—	82	10	82	10
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$1,360	$28	$5,531	$899	$6,891	$927

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

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2024 consisted of one hundred eighty agency collateralized mortgage obligations, six capital trusts notes, seven asset-backed securities, twelve corporate bonds, thirty-nine US government agency bonds, three hundred twenty-six mortgage-backed securities, one mutual fund, one municipal bond, one private collateralized mortgage obligations and one foreign note. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2023 consisted of eighty-four agency collateralized mortgage obligations, six capital trusts notes, eight asset-backed securities, twelve corporate bonds, thirty-seven US government agency bonds, three hundred two mortgage-backed securities, one mutual fund, one foreign debt and one municipal bond.

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

During the three months ended March 31, 2024, the Company recorded a $1 million allowance for credit losses related to a corporate debt security.

None of the remaining unrealized losses identified as of March 31, 2024 or December 31, 2023 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no additional allowance for credit losses was recorded with respect to debt securities as of March 31, 2024.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value adjustments for acquired loans:

	March 31, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$36,859	44.8%	$37,265	44.0%
Commercial real estate	10,323	12.5%	10,470	12.4%
One-to-four family first mortgage	5,807	7.1%	6,061	7.2%
Acquisition, development, and construction	3,207	3.9%	2,912	3.4%
Total mortgage loans held for investment (1)	$56,196	68.3%	$56,708	67.0%
Other Loans:
Commercial and industrial	21,428	26.0%	22,065	26.1%
Lease financing, net of unearned income of $243 and $258, respectively	2,990	3.6%	3,189	3.8%
Total commercial and industrial loans (2)	24,418	29.6%	25,254	29.8%
Other	1,713	2.1%	2,657	3.1%
Total other loans held for investment	26,131	31.7%	27,911	33.0%
Total loans and leases held for investment (1)	$82,327	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,215)		(992)
Total loans and leases held for investment, net	81,112		83,627
Loans held for sale, at fair value	981		1,182
Total loans and leases, net	$82,093		$84,809
(1)Excludes accrued interest receivable of $410 million and $410 million at March 31, 2024 and December 31, 2023, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)Includes specialty finance loans and leases of $4.8 billion and $5.2 billion at March 31, 2024 and December 31, 2023, respectively.

Loans Held-for-Sale

Loans held-for-sale at March 31, 2024 totaled $981 million, down from $1.2 billion at December 31, 2023. We classify loans as held for sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for nearly all of this portfolio, except the SBA loans. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Asset Quality
All asset quality information excludes loans with government guarantees that are insured by U.S government agencies. As of March 31, 2024, these loans totaled $507 million.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2024 and December 31, 2023 we had no loans that were nonperforming and still accruing.
The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2024:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$103	$339	$442	$36,417	$36,859
Commercial real estate	9	264	273	10,050	10,323
One-to-four family first mortgage	26	98	124	5,683	5,807
Acquisition, development, and construction	6	3	9	3,198	3,207
Commercial and industrial(1)	60	73	133	24,285	24,418
Other	8	21	29	1,684	1,713
Total	$212	$798	$1,010	$81,317	$82,327
(1)Includes lease financing receivables.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Total Past Due Loans	Current Loans(2)	Total Loans Receivable
Multi-family	$121	$138	$259	$37,006	$37,265
Commercial real estate	28	128	156	10,314	10,470
One-to-four family first mortgage	40	95	135	5,926	6,061
Acquisition, development, and construction	2	2	4	2,908	2,912
Commercial and industrial(1)	37	43	80	25,174	25,254
Other	22	22	44	2,613	2,657
Total	$250	$428	$678	$83,941	$84,619
(1)Includes lease financing receivables.
The Company conducted a thorough review of its largest 350 real estate loans at the end of the first quarter of 2024. This review included both internal collateral valuation analysis, and obtaining third-party estimates of collateral values, given the potential reliance on the underlying assets as part of the Borrower’s ability to repay debt. The review also included analysis of the most currently available borrower financial information to evaluate the ability of the underlying collateral to generate sufficient cash flow as the primary source of repayment. The Company downgraded certain loans in the first quarter of 2024 as a result of this review. The downgrades were principally related to loans with upcoming maturities or repricing where the estimated property net operating income would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, and the underlying collateral values are estimated to have declined to at or below the loan carrying amount. These downgrades increased loans classified as substandard or worse by $2.3 billion. Downgrades to substandard or below reflect the potential a loss may occur if deficiencies in the primary source of repayment for these loans are unable to be corrected.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2024:
`

(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Commercial and Industrial	Other	Total Loans(1)
Credit Quality Indicator:
Pass	$32,209	$8,417	$4,985	$3,081	$23,816	$1,682	$74,190
Special mention	702	237	—	72	148	—	1,159
Substandard	3,948	1,669	822	54	454	31	6,978
Total	$36,859	$10,323	$5,807	$3,207	$24,418	$1,713	$82,327
(1)Includes loans carried under the fair value option
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2023:

(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Commercial and Industrial(2)	Other	Total Loans
Credit Quality Indicator:
Pass	$34,170	$8,734	$5,328	$2,825	$24,683	$2,634	$78,374
Special mention	768	367	—	57	335	—	1,527
Substandard	2,327	1,369	733	30	236	23	4,718
Total	$37,265	$10,470	$6,061	$2,912	$25,254	$2,657	$84,619

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2024:

	Vintage Year
(in millions)	2024	2023	2022	2021	2020	Prior To 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Pass	$281	$3,425	$12,524	$9,987	$8,571	$11,760	$2,128	$15	$48,691
Special Mention	4	—	139	85	74	631	78	—	1,011
Substandard	—	65	401	351	436	5,235	6	—	6,494
Total mortgage loans	$285	$3,490	$13,064	$10,423	$9,081	$17,626	$2,212	$15	$56,196

Current-period gross write-offs	—	—	—	(6)	(3)	(66)	—	—	(75)

Pass	$5,662	$3,548	$3,326	$1,401	$896	$1,599	$8,901	$166	$25,499
Special Mention	18	4	48	17	13	5	43	—	148
Substandard	10	13	189	42	40	79	110	1	484
Total other loans	$5,690	$3,565	$3,563	$1,460	$949	$1,683	$9,054	$167	$26,131

Current-period gross write-offs	$—	$(1)	$(8)	$(5)	$—	$(2)	$—	$—	$(16)

Total	$5,975	$7,055	$16,627	$11,883	$10,030	$19,309	$11,266	$182	$82,327

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
The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2024:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$457	$—
Commercial real estate	412	—
One-to-four family first mortgage	107	—
Acquisition, development, and construction	5	—
Commercial and industrial	—	78
Other	—	—
Total collateral-dependent loans held for investment	$981	$78

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended March 31, 2024.
At March 31, 2024 and December 31, 2023, the Company had $74 million and $81 million of residential mortgage loans in the process of foreclosure, respectively.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three months ended March 31, 2024
Multi-family	$8	$—	$—	$8	0.08%
Commercial real estate	2	—	—	2	0.02%
One-to-four family first mortgage	—	1	1	2	0.03%
Commercial and Industrial	—	13	—	13	0.06%
Other Consumer	—	—	1	1	0.06%
Total	$10	$14	$2	$26
Three Months Ended March 31, 2023
Multi-family	$—	$—	$—	$—	—%
Commercial real estate	44	—	—	44	0.42%
One-to-four family first mortgage	—	1	1	2	0.03%
Commercial and Industrial	—	—	—	—	—%
Other Consumer	$—	$—	$—	—	—%
Total	$44	$1	$1	$46

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three months ended March 31, 2024
Multi-family	8.13%	6.95%
Commercial real estate	8.08%	6.00%
One-to-four family first mortgage	4.66%	3.76%	15.3
Commercial and industrial	6.78%	6.50%	0.3
Other Consumer	11.01%	4.76%	1.8
Three Months Ended March 31, 2023
Multi-family	—%	—%
Commercial real estate	10.50%	4.00%
One-to-four family first mortgage	4.84%	3.97%	12.7
Commercial and industrial	—%	—%
Other Consumer	—%	—%

As of March 31, 2024, there were $3 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the period and $3 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the period.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts. The following tables depict the performance of loans that have been modified during the twelve-month period ended March 31, 2024:

	March 31, 2024
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$8	$—	$—	8
Commercial real estate	2	—	—	2
One-to-four family first mortgage	$2	$—	$8	$10
Commercial and industrial	12	2	—	14
Other Consumer	1	—	—	1
Total	$25	$2	$8	$35

	March 31, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
One-to-four family first mortgage	$—	$—	$3	$3
Commercial and industrial	44	—	—	44
Total	$44	$—	$3	$47

Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	For the Three Months Ended March 31,
	2024			2023
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$756	$236	$992	$290	$103	$393
Adjustment for Purchased PCD Loans			—	—	13	13
Charge-offs	(75)	(16)	(91)	(2)	(3)	(5)
Recoveries	1	9	10	—	5	5
Provision for (recovery of) credit losses on loans and leases	311	(7)	304	(5)	149	144
Balance, end of period	$993	$222	$1,215	$283	$267	$550

At March 31, 2024, the allowance for credit losses on loans and leases was $1.2 billion compared to $992 million at December 31, 2023, up $223 million reflecting changes in market conditions over the quarter. In the first quarter we completed an in-depth review of our largest multi-family and commercial real estate loans, which in combination with our modeling, suggested credit losses as of March 31 had increased. In the first quarter, we now expect market interest rates to be higher for a longer period of time which is expected to put additional pressure on the ability for some borrowers whose rates reset to current levels to cover debt service because, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We also have continuing pressure in the office portfolio due to remote working and other factors leading to a decline in occupancy levels that reduces operating income and has led to declining property values.

As of March 31, 2024 and December 31, 2023, the allowance for unfunded commitments totaled $73 million and $52 million, respectively.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.48 percent at March 31, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.59 percent at March 31, 2024, compared to 1.26 percent at December 31, 2023.

The following table presents additional information about the Company’s nonaccrual loans at March 31, 2024:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$334	$—	$—
Commercial real estate	188	—	3
One-to-four family first mortgage	89	—	—
Acquisition, development, and construction	—	—	—
Other (includes C&I)	45	—	—
Total nonaccrual loans with no related allowance	$656	$—	$3
Nonaccrual loans with an allowance recorded:
Multi-family	$5	$1	$—
Commercial real estate	76	17	—
One-to-four family first mortgage	9	—	—
Acquisition, development, and construction	3	2	—
Other (includes C&I)	49	28	—
Total nonaccrual loans with an allowance recorded	$142	$48	$—
Total nonaccrual loans:
Multi-family	$339	$1	$—
Commercial real estate	264	17	3
One-to-four family first mortgage	98	—	—
Acquisition, development, and construction	3	2	—
Other (includes C&I)	94	28	—
Total nonaccrual loans	$798	$48	$3

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$134	$—	$5
Commercial real estate	53	—	2
One-to-four family first mortgage	85	—	—
Other (includes C&I)	22	—	—
Total nonaccrual loans with no related allowance	$294	$—	$7
Nonaccrual loans with an allowance recorded:
Multi-family	4	—	—
Commercial real estate	$75	$17	$3
One-to-four family first mortgage	11	2	—
Other (includes C&I)	44	28	—
Total nonaccrual loans with an allowance recorded	$134	$47	$3
Total nonaccrual loans:
Multi-family	$138	$—	$5
Commercial real estate	128	17	5
One-to-four family first mortgage	96	2	—
Other (includes C&I)	66	28	—
Total nonaccrual loans	$428	$47	$10

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At March 31, 2024 and December 31, 2023, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $294 million and $280 million, respectively.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Interest income on lease financing (1)	$38	$20
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.
The increase in interest income on lease financing for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was driven by lease finance receivables acquired in the Signature Transaction.

At March 31, 2024 and December 31, 2023, the carrying value of net investment in leases, excluding purchase accounting adjustments was $3.3 billion and $3.5 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	March 31, 2024	December 31, 2023
Net investment in the lease - lease payments receivable	$2,960	$3,187
Net investment in the lease - unguaranteed residual assets	329	321
Total lease payments	$3,289	$3,508

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	March 31, 2024
2024	$410
2025	565
2026	837
2027	509
2028	296
Thereafter	672
Total lease payments	$3,289
Plus: deferred origination costs	14
Less: unearned income	(243)
Less: purchase accounting adjustment	$(70)
Total lease finance receivables, net	$2,990

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
The components of lease expense were as follows:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Operating lease cost	$18	$11
Total lease cost	$18	$11

Supplemental cash flow information related to the leases for the following periods:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$10

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets (1)	$415	$426
Operating lease liabilities (2)	$437	$446
Weighted average remaining lease term	10.9 years	11.2 years
Weighted average discount rate %	4.70%	4.71%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	March 31, 2024
Maturities of lease liabilities:
2024	$54
2025	67
2026	59
2027	53
2028	46
Thereafter	290
Total lease payments	$569
Less: imputed interest	$(132)
Total present value of lease liabilities	$437

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Balance at beginning of period	$1,111	$1,033
Additions from loans sold with servicing retained	42	38
Reductions from sales	(69)	—
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(26)	(18)
Changes in estimates of fair value due to interest rate risk (1) (2)	34	(19)
Fair value of MSRs at end of period	$1,092	$1,034
(1)Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income.
(2)Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical resulting fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2024
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.3%	$1,072	$1,053
Constant prepayment rate	7.7%	1,054	1,020
Weighted average cost to service per loan	$68	$1,081	$1,071

	December 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.4%	$1,091	$1,072
Constant prepayment rate	7.9%	1,073	1,040
Weighted average cost to service per loan	$69	$1,100	$1,090

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
The following table summarizes income and fees associated with owned MSRs:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$58	$56
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(26)	(18)
Changes in fair value due to interest rate risk	34	(19)
Gain on MSR derivatives (2)	(44)	3
Net transaction costs	(1)	(1)
Total return (loss) included in net return on mortgage servicing rights	$21	$21
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

]The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended,
(in millions)	March 31, 2024	March 31, 2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$37	$36
Charges on subserviced custodial balances (2)	(36)	(29)
Other servicing charges	1	(1)
Total income (loss) on mortgage loans subserviced, included in loan administration income	$2	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

We also earned approximately $10 million in service fee income for loans being serviced for the FDIC related to the Signature transaction.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of March 31, 2024 and December 31, 2023.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $176 million as of March 31, 2024 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	March 31, 2024	December 31, 2023
Wholesale borrowings:
FHLB advances	$22,750	$19,250
FRB term funding	1,000	1,000
Repurchase agreements	1,958	0
Total wholesale borrowings	$25,708	$20,250
Junior subordinated debentures	580	579
Subordinated notes	439	438
Total borrowed funds	$26,727	$21,267

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $120 million and $50 million, respectively, at March 31, 2024 and December 31, 2023.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at March 31, 2024 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2024	8,100	4.90	8,600	4.82
2025	3,500	5.68	3,750	5.54
2026	4,000	5.80	4,000	5.80
2027	4,000	5.16	4,000	5.16
2028	2,400	5.62	2,400	5.62
2032	750	3.54	—	—
Total FHLB advances	$22,750		$22,750
(1)Does not included the effect interest rate swap agreements.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

Junior Subordinated Debentures

The Company had $609 million at both March 31, 2024 and December 31, 2023, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.
The following table presents contractual terms of the junior subordinated debentures outstanding at March 31, 2024:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$147	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	7.19%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	8.84%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	7.21%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.82%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)	8.83%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.81%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)	7.58%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)	7.58%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	7.34%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	7.08%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)	7.04%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)	8.09%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $30 million.

Subordinated Notes

The Company had $439 million in subordinated notes outstanding at March 31, 2024, and $438 million outstanding at December 31, 2023. All of the subordinated notes include a fixed rate of interest for a contractual period of time and then are floating thereafter as summarized in the table and information below.

	Date of Original Issue	Stated Maturity	Interest Rate at March 31, 2024	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	8.332%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes bore interest at an initial rate of 5.90% per annum payable semi-annually. From and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.
Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	Three Months Ended March 31,
	2024		2023
(in millions)	Pension Benefits	Post- Retirement Benefits (2)	Pension Benefits	Post- Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	1	—	2	—
Net periodic (credit) expense	$(2)	$—	$(1)	$—
(1)Amounts are included in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income.
(2)Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2024. The Company does not expect to make any contributions to its pension plan in 2024.

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At March 31, 2024, the Company had a total of 11,938,776 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 1,971,715 shares of restricted stock, with an average fair value of $3.98 per share on the date of grant, during the three months ended March 31, 2024.

The shares of restricted stock that were granted during the three months ended March 31, 2024 and 2023 vest over one to five years. Compensation and benefits expense related to the restricted stock awards is recognized on a straight-line basis over the vesting period and totaled $7 million and $8 million for the three months ended March 31, 2024 and 2023, respectively.

The following table provides a summary of restricted stock award activity:

	Three Months Ended March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	15,173,941	$10.49
Granted	1,971,715	3.98
Vested	(2,269,230)	10.84
Forfeited	(775,917)	10.19
Unvested at end of period	14,100,509	$9.54

As of March 31, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $108 million. This amount will be recognized over a remaining weighted average period of 2.3 years.
The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	1,218,288	$9.95
Granted	0	—
Released	0	—
Forfeited	(753,636)	10.31
Outstanding at end of period	464,652	9.36	January 1, 2022 - December 31, 2025	March 31, 2025 - 2026
PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $2 million. This amount will be recognized over a remaining weighted average period of 1.6 years.
Forfeitures of RSAs and PSUs are accounted for as they occur.

Stock Options

On March 6, 2024 the Company granted 19,000,000 stock options (4,000,000 vest on March 6, 2025 and 15,000,000 shares vest in 12 equal quarterly installments on the final day of each quarter beginning June 30, 2024) to senior executives of the Company. These options expire on March 6, 2034. There were no options granted during the year ended December 31, 2023. The Company generally utilizes the Black- Scholes option pricing model to measure the fair value of stock option grants, although measurements for long-dated options are difficult due to lack of market data appropriate for the instrument lives. No stock options vested during the three months ended March 31, 2024. The Company estimates the options granted in the first quarter of 2024 to have a value of $40 million, which will be recognized in compensation expense over the vesting period.

The following table summarizes stock options activity for the period indicated:

(in thousands, except per share data)	Three Months Ended March 31, 2024
Stock Options	Number of Options	Weighted- Average Exercise Price per Share
Outstanding as of January 1	$—	$—
Granted	19,000	2.31
Vested	—	—
Forfeited	—	—
Unvested at end of period	19,000	$2.31
Exercisable at end of period	—

The following table summarizes outstanding and exercisable stock options by exercise price per share at March 31, 2024(1):

(in thousands, except per share data)	Three Months Ended March 31, 2024
Stock Options	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)
$2.00	15,000	$2.00	10
$3.46	4,000	3.46	10
All stock options	19,000	2.31	10
(1) There were no options exercisable as of March 31, 2024.
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
Derivatives designated as hedging instruments. The Company has designated certain interest rate swaps as cash flow hedges on overnight SOFR-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At March 31, 2024, the Company had $61 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $10 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded other comprehensive loss at December 31, 2023.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were, and are expected to be, highly effective as of March 31, 2024.

Subsequent to March 31, 2024 we terminated all of our derivatives that were designated in a cash flow or fair value hedge relationship. This action was taken to reduce our asset sensitivity and bring the balance sheet to an interest rate neutral position and did not have any immediate impact to earnings. The remaining impact from the cash flow hedge relationships will be reclassified from other comprehensive income into income over the life of the hedged items.
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

The Company has interest rate swaps with a notional amounts of $2.0 billion to hedge certain multi-family loans using the portfolio layer method. For the three months ended March 31, 2024, the floating rate received related to the net settlement of these interest rate swaps was greater than the fixed rate payments. As such, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $9 million for three months ended March 31, 2024.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $6.0 billion at March 31, 2024, of which unrealized gains of $26 million were due to the fair value hedge relationship. We have designated $2.0 billion of this portfolio of loans in a hedging relationship as of March 31, 2024.

The following tables set forth information regarding the Company’s derivative financial instruments:

	March 31, 2024
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$26	$—	2025-2028
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	$—	$—	2025-2027
Derivatives not designated as hedging instruments:
Assets
Futures	$1,890	$1	$—	2024
Mortgage-backed securities forwards	1,468	7	—	2024
Rate lock commitments	1,847	11	—	2024
Interest rate swaps and swaptions	5,745	103	—	2024-2041
Liabilities
Mortgage-backed securities forwards	$1,375	$—	$9	2024
Rate lock commitments	225	—	3	2024
Interest rate swaps and swaptions	2,833	—	61	2024-2054

	December 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Date
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$2	2025-2028
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	—	1	2025-2027
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	1,012	11	—	2024
Rate lock commitments	1,490	12	—	2024
Interest rate swaps and swaptions	5,431	115	—	2024-2041
Liabilities
Futures	2,235	—	1	2024
Mortgage-backed securities forwards	1,048	—	32	2024
Rate lock commitments	77	—	3	2024
Interest rate swaps and swaptions	2,720	—	59	2024-2054

The following table presents the derivatives subject to a master netting agreement, including the cash pledged as collateral:

	March 31, 2024
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$26	$—	$26	$—	$90
Interest rate swaps on multi-family loans held for investment(1)	$—	$—	$—	$—	$33
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$—	$7	$—	$—
Interest rate swaptions	103	—	103	—	3
Futures	1	—	1	—	1
Total derivative assets	$111	$—	$111	$—	$4
Liabilities
Mortgage-backed securities forwards	9	—	9	—	8
Interest rate swaps (1)	61	—	61	—	49
Total derivative liabilities	$70	$—	$70	$—	$57
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

The following table presents the derivatives subject to a master netting agreement, including the cash pledged as collateral:

	December 31, 2023
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$2	$—	$2	$—	$75
Interest rate swaps on multi-family loans held for investment(1)	1	—	1	—	27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$11	$—	$11	$—	$(1)
Interest rate swaptions	115	—	115	—	(34)
Futures		—	—	—	—
Total derivative assets	$126	$—	$126	$—	$(35)
Liabilities
Futures	$1	$—	$1		$3
Mortgage-backed securities forwards	32	—	32	—	57
Interest rate swaps (1)	59	—	59	—	42
Total derivative liabilities	$92	$—	$92	$—	$102

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

Interest rate swaps with notional amounts totaling $5.5 billion and $5.5 billion as of March 31, 2024 and December 31, 2023, were designated as cash flow hedges of certain FHLB borrowings.

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL:

(in millions)	For the three months ended March 31, 2024	For the Year Ended December 31, 2023	For the Three Months Ended March 31, 2023
Amount of gain (loss) recognized in AOCL	$91	$9	$(90)
Amount of reclassified from AOCL to interest expense	$(23)	$(65)	$(6)

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. We will recognize $106 million lower interest expense over the next rolling twelve month period related to the reclassification.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

(dollars in millions)		Three Months Ended March 31, 2024	Three Months Ended December 31, 2023
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$2	$(2)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(34)	49
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(12)	10
Rate lock commitments and US Treasury futures	Net gain on loan sales	22	(37)
Interest rate swaps (1)	Other non-interest income	(3)	(2)
Total derivative (loss) gain		$(25)	$18
(1) Includes customer-initiated commercial interest rate swaps.

Note 15 - Intangible Assets
Finite-lived Intangible Assets
At March 31, 2024, intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(143)	$557	$700	$(113)	$587
Other intangible assets	56	(23)	33	56	(18)	38
Total other intangible assets	$756	$(166)	$590	$756	$(131)	$625

As of March 31, 2024 the weighted average amortization period for core deposit intangible and other intangible assets is 10 years and 5.1 years, respectively.

The estimated amortization expense of CDI and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2024	$97
2025	107
2026	94
2027	81
2028	67
Total	$446

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	March 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,180		$—	$—	$1,180
GSE CMOs	$—		$5,780		$—	$—	$5,780
Private Label CMOs	$—		$143		$33	$—	$176
Total mortgage-related debt securities	$—		$7,103		$33	$—	$7,136
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$—		$—		$—	$—	$—
GSE debentures	—		1,440		—	—	1,440
Asset-backed securities	—		287		—	—	287
Municipal bonds	—		6		—	—	6
Corporate bonds	—		340		—	—	340
Foreign notes	—		35		—	—	35
Capital trust notes	—		92		—	—	92
Total other debt securities	—		2,200		—	—	2,200
Total debt securities available for sale	—		9,303		33	—	9,336
Equity securities:
Mutual funds and common stock	$—		$14		$—	$—	$14
Total equity securities	$—		$14		$—	$—	$14
Total securities	$—		$9,317		$33	$—	$9,350
Loans held-for-sale
Residential first mortgage loans	—		803		—	—	803
Acquisition, development, and construction	—		138		—	—	138
Commercial and industrial loans	—	—	40		—	—	40
Loans held-for-investment
Residential first mortgage loans			$8				8
Acquisition, development, and construction			$58				58
Derivative assets
Interest rate swaps and swaptions	—		129		—	—	129
Futures	—		1		—	—	1
Rate lock commitments (fallout-adjusted)	—		—		11	—	11
Mortgage-backed securities forwards	—		7		—	—	7
Mortgage servicing rights	—		—		1,092	—	1,092
Total assets at fair value	$—	$—	$10,501	$—	$1,136	$—	$11,637
Derivative liabilities
Mortgage-backed securities forwards	$—		$9		$—	$—	$9
Interest rate swaps and swaptions	$—		$61		$—	$—	$61
Rate lock commitments (fallout-adjusted)	$—		$—		$3	$—	$3
Total liabilities at fair value	$—		$70		$3	$—	$73

	December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting Adjustments		Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,221		$—	$—		$1,221
GSE CMOs	—	5,162		—	—		5,162
Private Label CMOs	—	148		32	—		180
Total mortgage-related debt securities	$—	$6,531		$32	$—		$6,563
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$198			$—	$—		$198
GSE debentures	—	1,609		—	—		1,609
Asset-backed securities	—	302		—	—		302
Municipal bonds	—	6		—	—		6
Corporate bonds	—	343		—	—		343
Foreign notes	—	34		—	—		34
Capital trust notes	—	90		—	—		90
Total other debt securities	$198	$2,384		$—	$—		$2,582
Total debt securities available for sale	$198	$8,915		$32	$—		$9,145
Equity securities:
Mutual funds and common stock	—	14		—	—		14
Total equity securities	—	14		—	—		14
Total securities	$198	$8,929		$32	$—		$9,159
Loans held-for-sale
Residential first mortgage loans	$—	$770		$—	$—		$770
Acquisition, development, and construction		123					$123
Commercial and industrial loans		9					$9
Derivative assets
Interest rate swaps and swaptions	—	115		—	—		115
Futures	—	—		—	—		—
Rate lock commitments (fallout-adjusted)	—	—		12	—		12
Mortgage-backed securities forwards	—	11		—	—		11
Mortgage servicing rights	—	—		1,111	—		1,111
Total assets at fair value	$198	$9,957		$1,155	$—		$11,310
Derivative liabilities
Mortgage-backed securities forwards	—	32		—	—		32
Futures		1					1
Interest rate swaps and swaptions	—	59		—	—		59
Rate lock commitments (fallout-adjusted)	—	—	.	3	—		3
Total liabilities at fair value	$—	$92		$3	$—	.	$95

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
Three Months Ended March 31, 2024
Assets
Mortgage servicing rights (1)	$1,111	$8	$42	$(69)	—	—	$1,092
Private Label CMOs	—	—	—	—	—	33	33
Rate lock commitments (net) (1)(2)	9	(1)	12			(12)	8
Totals	$1,120	$7	$54	$(69)	$—	$21	$1,133
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
The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2024:

	Fair Value	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,092	Discounted cash flows	Option adjusted spread	4.9% - 21.7% 5.3%
			Constant prepayment rate	—% - 10.0% 7.7%
			Weighted average cost to service per loan	$65 - $90 $68
Private Label CMOs	$33	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	7.96 - 11.50
Rate lock commitments (net)	$8	Consensus pricing	Origination pull-through rate	71.80%
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2024 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)			$236	$236
Other assets(1)	$—	$—	$50	$50
Total	$—	$—	$286	$286
(1)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values. These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(2)Represents the fair value of impaired loans, based on the value of the collateral.

	Fair Value Measurements at December 31, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)	$—	$—	$197	$197
Other assets (1)	—	—	50	50
Total	$—	$—	$247	$247
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2024 and December 31, 2023:

	March 31, 2024
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$12,890	$12,890	$12,890		$—		$—
FHLB and FRB stock (1)	1,550	1,550	—		1,550		—
Loans and leases held for investment, net	81,112	76,458	—		—		76,458
Financial Liabilities:
Deposits	$74,858	$74,755	$48,095	(2)	$26,660	(3)	$—
Borrowed funds	26,727	26,651	—		26,651		—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.

	December 31, 2023
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$11,475	$11,475	$11,475		$—		$—
FHLB and FRB stock (1)	1,392	1,392	—		1,392		—
Loans and leases held for investment, net	83,627	79,333	—		—		79,333
Financial Liabilities:
Deposits	$81,526	$81,247	$59,972	(2)	$21,275	(3)	$—
Borrowed funds	21,267	21,082	—		21,082		—
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

MSRs
The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2024, the weighted average life (in years) for the entire portfolio was 7.06.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2024 and December 31, 2023.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Three Months ended March 31,
(dollars in millions)	2024	2023
Assets
Loans held-for-sale
Net gain on loan sales	$3	$28

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2024
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Nonaccrual loans:
Loans held-for-sale	$—	$—	$—
Loans held-for-investment	—	—	—
Total non-accrual loans	—	—	—
Other performing loans:
Loans held-for-sale	923	941	18
Loans held-for-investment	67	66	(1)
Total other performing loans	990	1,007	17
Total loans:
Loans held-for-sale	923	941	18
Loans held-for-investment	67	66	(1)
Total loans	$990	$1,007	$17

	December 31, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Nonaccrual loans:
Loans held-for-sale	$2	$2	$—
Total non-accrual loans	2	2	—
Other performing loans:
Loans held-for-sale	869	894	25
Total other performing loans	869	894	25
Total loans:
Loans held-for-sale	871	896	25
Total loans	$871	$896	$25

Note 17 - Mezzanine and Stockholders Equity

The following table summarizes the Company's preferred stock at March 31, 2024:

Preferred Stock Series	Amount Outstanding (in millions)	Issued Date	Shares Authorized	Shares Issued	Shares Outstanding(1)	Par Value	Liquidation Preference
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	March 17, 2017	5,000,000	515,000	515,000	$0.01	1,000
13.00% Fixed Rate Perpetual Noncumulative Convertible Series B	$258	March 11, 2024	267,062	192,062	192,062	$0.01	2,000
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$337	March 11, 2024	523,369	256,307	249,556	$0.01	2,000
Non-Voting Common Equivalent Series D	$—	N/A	315,000	0	0	$0.01	$0.0001
(1)Shares outstanding for Series C excludes 6,751 shares converted to common shares following issuance.

Series A Preferred stock

Each Series A preferred share represent 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1.00 per share (equivalent to $25 per share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. In the first quarter of 2024, we paid dividends on our Series A preferred stock of $15.94 per share.

Series B Preferred Stock

Each share of Series B Noncumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), is automatically convertible into 1,000 shares of our common stock (or one share of Series C Preferred Stock in limited circumstances) in the event of a transfer consistent with the rules and limitations of Regulation Y (a "Reg Y Transfer"). As of March 31, 2024, all the issued and outstanding shares of Series B Preferred Stock represented the right (on an as converted basis) to receive approximately 192 million shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

Series B Preferred Stock provides for quarterly non-cumulative cash dividends at an annual rate of 13 percent, if declared by the Board, until the receipt of the requisite shareholder approval of both (a) an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of our common stock from 900,000,000 to at least 1,700,000,000; and (b) the issuance of shares of our common stock in connection with the March 2024 capital raise pursuant to NYSE listing rules (the “Stockholder Approvals”). Until receipt of the Stockholder Approvals, each share of Series B Preferred Stock is entitled to a liquidation preference equal to $2,000 per share.

Series C Preferred Stock

Each share of Series C Noncumulative Convertible Preferred Stock, par value $0.01 per shares (“Series C Preferred Stock”), is automatically convertible into 1,000 shares of our common stock upon the occurrence of certain events (including receipt of the Stockholder Approvals). In addition, in connection with Reg Y Transfers, the Series C Preferred Stock is automatically convertible into 1,000 shares of our common stock. As of March 31, 2024, all the issued and outstanding shares of Series C Preferred Stock represented the right (on an as converted basis) to receive approximately 249.6 million shares of our common stock. Series C Preferred Stock shareholders do not have voting rights, except in limited circumstances.

Series C Preferred Stock provides for quarterly non-cumulative cash dividends at an annual rate of 13 percent, if declared by the Board. Each share of Series C Preferred Stock is entitled to a liquidation preference equal to $2,000 per share.

The Series B and C Preferred Stock is classified in mezzanine equity as it is redeemable for cash, contingent on an event that is not solely in the control of the Company. The Series B and C Preferred Stock is not remeasured because it is currently not probable that it will become redeemable.

Warrants

Warrants were issued to purchase shares of a new class of non-voting, common-equivalent preferred stock of the Company, par value $0.01 per share (the "Series D NVCE Stock") for $2,500 per share. The warrants are not exercisable until September 10, 2024 and expire 7 years after issuance. Each share of Series D NVCE Stock is convertible into 1,000 shares of our common stock (or, in certain limited circumstances, one share of Series C Preferred Stock) in a Reg Y Transfer. All shares of Series D NVCE Stock represent the right (on an as converted basis) to receive 315 million shares of our common stock for an exercise price of $2.50 per common share. The terms of the warrant allow net settlement in shares and will not be exercisable for 180 days after closing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

In connection with the review of our financial statements as of and for the period ended March 31, 2024, with the participation, of our Chief Executive Officer and Chief Financial Officer, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements. This deficiency in our control environment contributed to the following material weaknesses related to control activities and information and communication within our internal control over financial reporting:

Control environment: Our Board of Directors did not exercise sufficient oversight responsibilities, which led to us lacking a sufficient complement of qualified leadership resources to conduct effective risk assessment and monitoring activities.

Risk assessment: We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including internal loan review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates.

Monitoring: Our recurring monitoring activities over process level control activities, including internal loan review, were not operating effectively.

Control activities: We did not sufficiently maintain effective control activities related to internal loan review. Specifically, our internal loan review processes lacked an appropriate framework to ensure that ratings were consistently accurate, timely, and appropriately challenged. These ineffective controls impact the Company’s ability to accurately disclose loan rating classifications, identify problem loans, and ultimately the recognition of the allowance for credit losses on loans and leases.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2024.

Remediation Status of Reported Material Weaknesses

The Company is continuing to actively work to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. During 2024, the Company has taken various actions to strengthen our internal control over financial reporting, including:

•Appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new chairman of the Audit Committee and a new chairman of the Risk Assessment Committee. Additionally, the majority of the members of the Board of Directors as of December 31, 2023 resigned.
•Appointed a new Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Risk Officer and Chief Audit Executive. We are in the process of identifying and appointing a new Director of Loan Review who has prior large bank commercial loan experience.
•Increasing the frequency and nature of reporting from our internal loan review team and first line business units to the Risk Assessment Committee to support the Board's risk oversight role.
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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses in internal control over financial reporting noted above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and below for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been no other changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity Risk

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations, could subject us to material reputational and compliance risk, and could lead to financial failure of the Company.

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. In extreme situations, withdrawals could exceed our capacity to fund the withdrawals and lead to financial failure of the Company. As of March 31, 2024, approximately 20 percent of our total deposits of $74.9 billion were not FDIC-insured.

In addition, large-scale withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands. Downgrades of the credit ratings of the Company and the Bank, such as those announced by certain credit rating agencies in February, March and May 2024, could result in an acceleration in deposit outflows and additional collateral needs, They could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

Credit Risk

Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition, regulatory capital ratios and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to recognize such risk through the establishment of an allowance for credit losses. The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model or CECL. CECL may result in greater volatility in the level of the ACL, depending on various assumptions and factors used in determining the ACL principally through mathematical modeling. If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made.

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

At March 31, 2024, $36.9 billion or 44.8 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $10.3 billion or 12.5 percent consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

The CRE loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2024, $3.1 billion, or 30.1 percent of our commercial real estate loan portfolio was secured by office buildings. We may incur future losses on commercial real estate loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of less need for office space due to more people working from home or other factors.

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

Economic weakness in the New York City metropolitan region, where the majority of the properties collateralizing our multi- family, CRE, and ADC loans, and the majority of the businesses collateralizing our other C&I loans, are located could have an adverse impact on our financial condition and results of operations.

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

Legal and Regulatory Risk

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

We are subject to regulation, supervision, and examination by the following entities: (1) the OCC; (2) the FDIC; (3) the FRB-NY; and (4) the CFPB, as well as state licensing restrictions and limitations regarding certain consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations, including restrictions on the operation of a bank or a bank holding company and changes in FDIC deposit insurance premium assessments. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

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

At any given time, we are involved with a number of legal and regulatory examinations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, ratings downgrades, restrictions on our business activities, changes in FDIC deposit insurance premium assessments or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We are currently subject to stockholder class and derivative actions which seek significant damages and other relief, and may be subject to similar actions in the future. Any financial liability or reputational damage could have a materially adverse effect on our business and, in turn, on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies.

Oversight and Operational Risk

The Company recently experienced turnover in its Board of Directors and executive management team and is embarking upon a new strategic plan, which creates uncertainties and could harm its business.

The Company has experienced significant changes in its Board of Directors and executive leadership during 2024. On or shortly after March 11, 2024, Thomas Cangemi, James Carpenter, Leslie Dunn, Lawrence Rosano Jr, Ronald Rosenfeld, Lawrence Savarese, David Treadwell and Robert Wann resigned as directors of the Board. Additionally, in February 2024, Toan C. Huynh and Hanif (Wally) Dahya resigned as directors of the Board. Four directors who were serving on the Board as of December 31, 2023 continue to serve on the Board: Alessandro P. DiNello, Marshall J. Lux, Peter Schoels, and Jennifer R. Whip. Additionally, on or shortly after March 11, 2024, five new directors were appointed to the Board: Former Treasury Secretary Steven Mnuchin, Joseph Otting, Milton Berlinski, Allen Puwalski and Alan Frank.

The Company has also recently appointed seven new members to its executive management team, including: Craig Gifford, SEVP, Chief Financial Officer; Bao Nguyen, SEVP, General Counsel & Chief of Staff; Scott Shepherd, SEVP, Head of Commercial Real Estate Lending; George F. Buchanan III, EVP, Chief Risk Officer; Colleen McCullum, EVP, Chief Audit Executive; and James Simons, EVP, Special Advisor to the CEO.

Changes to strategic or operating goals, which can often times occur with the appointment of new Board members and new executives, can create uncertainty, may negatively impact the Company's ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of the Company's operations. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If the Company does not integrate new executives and Board members successfully, the Company may be unable to manage and grow its business, and its financial condition and profitability may suffer as a result.

In addition, the Company’s future success will depend on the ability of the Board and the executive management team to effectively develop, implement, and execute a strategic plan. There are risks and uncertainties associated with the creation, implementation and execution of any strategic plan, including the investment of time and resources, the possibility that such strategic plan will ultimately be unprofitable or unsuccessful, and the risk of additional liabilities associated with such strategic plan. The Company’s successful execution of any strategic plan will require market conditions that will allow the Company to achieve its strategic goals. To the extent the Company is unable to successfully develop, implement, and execute a strategic plan, or if it experiences delays in the development, planning and implementation process, the Company’s business, financial condition, and results of operations may be adversely affected.

Completing the diversification of the Company’s loan portfolio may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.

The Company is pursuing a plan to diversify its loan portfolio, which contemplates reducing its commercial real estate concentration, and allow other non-strategic assets to be run off or sold. Implementing and completing this plan is expected to take a considerable amount of time and attention of management and staff as they work to identify, negotiate and execute upon opportunities to reposition the loan portfolio, divest certain assets and effect potential transactions.

It is possible that the process of diversifying the Company’s loan portfolio could result in substantial disruption of the Company's business and operations, as the Company may face the unexpected loss of key employees that it relies on to assist with the transition or to work on the Company’s continuing operations, disruption of its ongoing businesses, higher than anticipated costs, adverse impacts to its relationships with its customers and employees, or a failure to achieve the anticipated benefits and/or cost savings. If difficulties with diversifying the Company’s loan portfolio are encountered, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected. The process of diversifying the Company’s loan portfolio will also divert management attention and resources, and could have an adverse effect on the Company’s ability to operate efficiently as well as its results of operations and financial condition during the transition period and beyond.

The process of effecting the run off or sale of non-strategic or other assets of the Company could also result in substantial disruption of the Company's business and operations for similar reasons as stated above. Further, for any sales or divestitures of assets, the Company’s ability to effect such divestiture or sale will depend upon various factors, such as the Company’s ability to identify interested counterparties, counterparties’ willingness to negotiate and enter into transactions with the Company, the potential of required regulatory approvals associated with such divestitures, and the prices and other terms upon which any counterparty would be willing to transact with the Company. No assurances can be made that the Company will be able to enter into or complete any sale or divestiture of any assets or that the failure to do so may have a negative impact on the Company’s business, operations, liquidity and financial condition.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of March 31, 2024, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of 2024.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2024
January 1 - 31, 2024	861,204	$10.00	$9	—
February 1 - 29, 2024	7,720	4.51	—	—
March 1 - 31, 2024	33,218	3.59	—	—
Total First Quarter 2024	902,142	$9.72	$9	—

March 2024 Equity Capital Raise

On March 11, 2024, the Company announced the completion of a capital raise transaction (the “March 2024 capital raise”) resulting in individual investments aggregating to approximately $1.05 billion in the Company by (i) affiliates of funds managed by Liberty 77 Capital L.P. (the “Liberty Investors”), (ii) affiliates of funds managed by Hudson Bay Capital Management, LP (the “Hudson Bay Investors”), (iii) affiliates of funds managed by Reverence Capital Partners, L.P. (the “Reverence Investors”) and (iv) other investors. In connection therewith, the Company issued (a) 76,630,965 shares of common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock (as defined below)), (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) net-settled warrants, which may not be exercised until 180 days after issuance thereof, affording the holder thereof the right, until the seven-year anniversary of the issuance of such warrant, to purchase for $2,500 per share, shares of a new class of non-voting, common-equivalent preferred stock of the Company, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), and all of which shares of, upon issuance, will represent the right (on an as converted basis) to receive 315,000,000 million shares of common stock.

This major equity raise is a significant component of the broad-based turnaround effort of the Company following disappointing fourth quarter 2023 financial results principally tied to the Bank’s commercial real estate lending business. The March 2024 capital raise and other changes adopted by the Company, including turnover within and reduction in the size of the Board of Directors and changes to the management team (including the CEO), is expected to allow the Company to better focus on executing its strategy, as it enters a new chapter of its long history, from a position of strength and repositioning itself as a regional bank. These changes are expected to allow the Company to enhance its capital position, proactively manage its liquidity profile, enhance its focus on credit risk management, continue to reduce its concentrations in commercial real estate, continue to build upon regulatory and compliance focus, and continue to strengthen its management team through a series of recent appointments. The new leadership team, with the support of the reconstituted Board, will continue to take actions that they deem advisable to execute upon and realize the opportunities provided by the March 2024 capital raise to improve earnings, profitability and drive enhanced value for shareholders.

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)
3.4	Certificate of Designations of the Registrant for Series A Preferred Stock(4)
3.5	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock(5)
3.6	Certificate of Designations for Series C Noncumulative Convertible Preferred Stock(5)
3.7	Certificate of Designations for Series D Non-Voting Common Equivalent Stock(5)
3.8	Amended and Restated Bylaws(5)
4.1	Specimen Stock Certificate (6)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (7)

4.3	Form of certificate representing the Series A Preferred Stock (7)
4.4	Form of issued warrant for shares of Series D Non-Voting Common Equivalent Stock(5)
4.5	Form of depositary receipt representing the Depositary Shares (7)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Investment Agreement, dated March 7, 2024 (and as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Liberty*(5)

10.2	Form of Investment Agreements, dated March 7, 2024 (and as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Hudson Bay*(5)
10.3	Investment Agreement, dated March 7, 2024 (and as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Reverence.*(5)
10.4	Registration Rights Agreement, dated March 11, 2024, by and between NYCB and certain investors thereto.*(5)
10.5	Employment Agreement Term Sheet between New York Community Bancorp, Inc. and Joseph Otting**(8)
10.6	Non-Executive Chairman Term Sheet between New York Community Bancorp, Inc. and Alessandro DiNello**(8)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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
(4)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(5)Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2024 (File No. 1-31565)
(6)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(7)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)
(8)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024 (File No. 1-31565)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	May 10, 2024	New York Community Bancorp, Inc.
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)