Form 10-Q
period 2024-06-30
NEW YORK COMMUNITY BANCORP, INC.
filed 2024-08-09
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2024 was 351,432,565 shares.

NEW YORK COMMUNITY BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

For the purpose of this Quarterly Report on Form 10-Q, the words "Parent Company" are used to refer to New York Community Bancorp, Inc. on a standalone basis, and the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiary, Flagstar Bank, N.A. (the “Bank”).

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•general economic conditions, including the impacts of inflation and interest rates, as well as the potential for a recessionary environment, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
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
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our 2022 acquisition of Flagstar Bancorp, Inc ("Flagstar"). and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, N.A. ("Signature");
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our acquisition of Flagstar and the assets and liabilities of Signature;
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
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our recent acquisition of Flagstar and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related to our March 2024 $1.05 billion capital raise, the Flagstar acquisition and additional potential market transactions not in the Company’s control.
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
•increases in our Federal Deposit Insurance Corporation ("FDIC") insurance premium or future assessments;
•legislative and regulatory initiatives related to climate change;
•the potential impact to the Company from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
•unforeseen or catastrophic events including natural disasters, war, terrorist activities, and pandemics, epidemics, and other health emergencies;
•the effects of geopolitical instability, including wars, conflicts, civil unrest, and terrorist attacks and the potential impact, directly or indirectly, on our businesses;
•other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services;
•completing the diversification of the Company’s loan portfolio may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan may not be realized; and
•the inability of the Bank and Nationstar to execute the transaction contemplated by the MSR Purchase Agreement and Asset Purchase Agreement or satisfy customary closing conditions.

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q, for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

New York Community Bancorp, Inc. is a bank holding company (collectively with its subsidiaries the “Company”) whose principal operation is its subsidiary Flagstar Bank, N.A. (the “Bank”). The Company has experienced a number of events in the last 18 months that have significantly impacted its balance sheet, results of operations, credit losses, liquidity and funding, and regulatory capital. At the end of 2022, the Company acquired and merged with Flagstar Bancorp Inc. which increased assets by $26 billion and liabilities by $24 billion. In March 2023 the Company acquired $38 billion of assets and assumed $36 billion of liabilities from the FDIC related to the former Signature Bridge Bank. These transactions resulted in the Company exceeding $100 billion in total assets which results in being categorized as a Category IV institution for regulatory purposes, increasing requirements and expectations related to liquidity, risk management and governance. Beginning in late 2023, the Company’s loan portfolio began to experience stress, related principally to vacancy-driven declines in the office sector, and inflation and high interest rates in the multi-family sector, particularly for the sub-set of the Company’s loan portfolio comprised of majority rent-regulated collateral, a portion of which is impacted by a 2019 New York law change. Concerns about the impact of these portfolio stresses led to significant declines in the Company’s stock price and large customer deposit withdrawals in the first quarter of 2024. In response to these declines, the Company raised $1.05 billion in equity capital in March 2024 through the issuance of shares of the Company's common stock and preferred stock convertible to common stock, and raised liquidity through brokered deposits and wholesale funding. The result of these events and conditions has led to a significantly lower net interest margin and higher loan loss provisions in 2024. Subsequent to the March 2024 capital raise, the Company’s customer deposit base stabilized, grew substantially in the second quarter 2024 and has continued to increase subsequently.

To further simplify the Company’s operations, reduce operational risk, and begin transitioning to a more diversified regional bank, as well as enhance its regulatory capital ratios and liquidity, subsequent to the second quarter of 2024 the (i) Company completed the sale of its warehouse lending portfolio (approximately $6 billion in assets) and (ii) entered into a definitive agreement to sell its mortgage servicing, subservicing and third-party origination activities. These transactions will increase the Company’s common equity Tier 1 capital ratio by approximately 130 basis points in aggregate upon consummation, but will decrease interest income and fee income until the resulting capital has been redeployed by the Company in lending and investing activities. These decreases will be partially offset by decreases in expenses associated with the activities being sold.

Results of Operations

The Company reported a second quarter 2024 net loss of $323 million compared to a net loss of $327 million in the prior quarter. Net loss attributable to common stockholders for the second quarter 2024 was $333 million, or $1.14 per diluted share, compared to a net loss of $335 million, or $1.36 per diluted share, in the prior quarter. As adjusted for merger-related expenses, the net loss for the second quarter 2024 was $298 million and net loss attributable to common stockholders was $308 million or $1.05 per diluted share. The prior quarter net loss and diluted earnings per share included a reduction to the bargain purchase gain of $121 million arising from the Signature Transaction. As adjusted for this item and for merger-related expenses, the net loss for the prior quarter was $174 million and the net loss attributable to common stockholders was $182 million, or $0.74 per diluted share.

For the first six months of 2024, the Company reported a net loss of $650 million compared to net income of $2.4 billion for the first six months of 2023. Net loss attributable to common stockholders for the first six months of 2024 was $668 million, or $2.48 per diluted share, compared to net income of $2.4 billion, or $10.10 per diluted share for the first six months of 2023. Net loss and diluted earnings per share for the first six months of 2024 included a reduction to the bargain purchase gain of $121 million arising from the Signature Transaction. As adjusted for this item and for merger-related expenses, the net loss for the first six months of 2024 was $472 million and the net loss attributable to common stockholders was $490 million, or $1.82 per diluted share. Net income and diluted earnings per share for the first six months of 2023 included a bargain purchase gain of $2.1 billion arising from the Signature Transaction. As adjusted for this item and for merger-related expenses, net income for the first six months of 2023 was $407 million and net income available to common stockholders was $391 million, or $1.64 per diluted share.

Net Interest Income

Net interest income is our primary source of income. The amount of our net interest income is a function of the amount of interest-earning assets we hold, the manner in which we fund these assets, including interest-bearing liabilities, and the spread between the interest rates we earn on assets and the interest rates we pay on liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee, and market interest rates.

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The average term of our fixed rate deposits is less than twelve months, therefore the cost of our deposits and most of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee. The yields on our held-for-investment loans and investment securities are generally more sensitive to intermediate-term market interest rates.

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

	Three Months Ended,
	June 30, 2024				March 31, 2024
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$83,235	$1,167		5.62%	$84,123	$1,193		5.68%
Securities (2) (3)	12,094	139		4.68%	11,576	123		4.30%
Interest-earning cash and cash equivalents	17,883	242		5.44%	14,345	197		5.52%
Total interest-earning assets	$113,212	$1,548		5.48%	$110,044	$1,513		5.51%
Non-interest-earning assets	5,141				5,682
Total assets	$118,353				$115,726
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$23,000	$214		3.73%	$26,428	$232		3.54%
Savings accounts	9,173	64		2.82%	8,400	47		2.24%
Certificates of deposit	27,434	337		4.95%	24,711	291		4.74%
Total interest-bearing deposits	$59,607	$615		4.15%	$59,539	$570		3.85%
Total borrowed funds	$28,612	$376		5.28%	$25,728	$319		4.99%
Total interest-bearing liabilities	$88,219	$991		4.52%	$85,267	$889		4.19%
Non-interest-bearing deposits	18,632				19,355
Other liabilities	2,521				2,563
Total liabilities	$109,372				$107,185
Stockholders’ and mezzanine equity	8,981				8,541
Total liabilities and stockholders’ equity	$118,353				$115,726
Net interest income/interest rate spread		$557		0.97%		$624		1.32%
Net interest margin				1.98%				2.28%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.29	x
(1)Amounts are net of net deferred loan origination costs/(fees) and includes loans held for sale and non-accrual loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

	Six Months Ended,
	June 30, 2024				June 30, 2023
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases , net (1)	$83,679	$2,360		5.65%	$77,481	$2,028		5.25%
Securities (2) (3)	11,835	262		4.46%	10,313	206		4.01%
Reverse repurchase agreements	0	0		—%	606	17		5.64%
Interest-earning cash and cash equivalents	16,114	439		5.48%	11,300	281		5.02%
Total interest-earning assets	$111,628	$3,061		5.50%	$99,700	$2,532		5.10%
Non-interest-earning assets	5,411				8,271
Total assets	$117,039				$107,971
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$24,714	$446		3.63%	$26,894	$389		2.91%
Savings accounts	8,787	111		2.54%	10,551	79		1.52%
Certificates of deposit	26,072	628		4.85%	16,159	256		3.19%
Total interest-bearing deposits	$59,573	$1,185		4.00%	$53,604	$724		2.72%
Total borrowed funds	$27,171	$695		5.32%	$20,251	$353		3.52%
Total interest-bearing liabilities	$86,744	$1,880		4.36%	$73,855	$1,077		2.94%
Non-interest-bearing deposits	18,994				18,933
Other liabilities	2,540				5,145
Total liabilities	$108,278				$97,933
Stockholders’ and mezzanine equity	8,761				10,038
Total liabilities and stockholders’ equity	$117,039				$107,971
Net interest income/interest rate spread		$1,181		1.14%		$1,455		2.16%
Net interest margin				2.13%				2.94%
Ratio of interest-earning assets to interest-bearing liabilities			1.29	x			1.35	x
(1)Amounts are net of net deferred loan origination costs/(fees) and includes loans held for sale and non-accrual loans.
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

	Three Months Ended,			Six Months Ended,
	June 30, 2024 compared to March 31, 2024 Increase/(Decrease) Due to:			June 30, 2024 compared to June 30, 2023 Increase/(Decrease) Due to:
(in millions)	Volume[1]	Rate1 2	Net	Volume[1]	Rate1 2	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases	$(13)	$(13)	$(26)	$167	$165	$332
Securities	6	10	16	32	24	56
Reverse repurchase agreements	—	—	—	(8)	(9)	(17)
Interest earning cash & cash equivalent	50	(5)	45	125	33	158
Total interest-earnings assets	$43	$(8)	$35	$316	$213	$529
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(24)	$6	$(18)	$(29)	$86	$57
Savings accounts	4	13	17	(15)	47	32
Certificates of deposit	25	21	46	164	208	372
Short term borrowed funds	11	16	27	(29)	(11)	(40)
Other borrowed funds	16	14	30	144	238	382
Total interest-bearing liabilities	$32	$70	$102	$235	$568	$803
Change in net interest income	$11	$(78)	$(67)	$81	$(355)	$(274)
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Includes the impact of nonaccrual loans.

Comparison to Prior Quarter

The Company's net interest margin for the second quarter 2024 was 1.98 percent, down 30 basis points compared to the first quarter 2024. The 30 basis point reduction was mainly driven by an increase in the average cost of interest bearing liabilities, as well as an increase in borrowings to support a higher level of on-balance sheet liquidity associated with regulatory requirements. The increase in the cost of interest-bearing liabilities was driven by a full quarter of the change in funding mix following the deposit mix shift and increase in wholesale borrowings that occurred during the first quarter 2024. The first quarter 2024 decline in lower rate deposits and increase in certificates of deposits, along with the increase in borrowed funds, was primarily driven by customer withdrawals of uninsured deposits following the credit rating agency downgrades of our Company’s debt and deposit ratings by third-party credit rating agencies in February and March 2024. These elevated withdrawals resulted in the Company raising liquidity through brokered deposits and borrowings. Subsequent to the $1.05 billion capital investment in March 2024, our customer deposits stabilized and in the second quarter 2024, customer deposits grew approximately $3 billion. We expect to utilize liquidity from the second quarter 2024 deposit growth, continued deposit growth in the third quarter 2024, and asset sale transactions closing in the third quarter of 2024 to reduce short term and other borrowings.

A substantial portion of our loan portfolio have fixed rates through repricing dates which extend several years. Because most of these loans were originated when market rates were lower than present rates, they have a negative impact to our net interest margin. However, upon reaching repricing option dates, the resulting rate resets will increase our interest income if higher interest rates persist. See table under Loan Maturity and Repricing. Other factors affecting the amount of our net interest income for the second quarter 2024 include a $1.1 billion increase in nonaccrual loans and the associated reversal of previously accrued interest income on those loans.

Comparison to Prior Year to Date

For the first six months of 2024, net interest margin was 2.13 percent, down 81 basis points compared to the first six months of 2023. The decrease was primarily the result of the impact of the customer deposit withdrawals in the first quarter 2024 and the resulting shift in deposit mix to higher cost certificates of deposit and wholesale borrowings.

Other factors affecting net interest income for the first six months 2024 compared to the first six months 2023 include:

•A $1.7 billion increase in nonaccrual loans and the associated reversal of previously accrued interest income on those loans.

•A $6.2 billion increase in average loan balances driven by the assets acquired in the Signature Transaction that closed on March 20, 2023.
•An increase in the average loan yield primarily due to the impact of multi-family loans repricing to higher rates upon reaching the end of their initial fixed rate periods.

•A 45 basis point increase in the average yield on investment securities driven by lower rate securities maturing and being replaced with higher rate securities, consistent with the increase in market interest rates.

Provision for Credit Losses

Comparison to Prior Quarter

For the second quarter 2024, the provision for credit losses totaled $390 million compared to a $315 million provision for the first quarter 2024. The provision reflects an increase in charge-offs, principally relating to larger-balance office loans, and the continuing impact of market conditions on the multi-family portfolio as higher rates and inflationary impacts persist.

Net charge-offs totaled $349 million for the second quarter 2024 compared with $81 million for the first quarter 2024 primarily driven primarily by an increase in classified office loans and receipt of appraisals on those loans.

Comparison to Prior Year to Date

For the first six months of 2024, the provision for credit losses totaled $705 million compared to a $219 million provision for the first six months of 2023. The provision reflects substantial increases in the allowance for credit losses on loans and leases and charge-offs during the current period, principally related to risk rating downgrades on commercial real estate and multi-family loans with upcoming maturities or repricing for which the estimated property net operating income would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, as well as underlying collateral value declines principally in the office portfolio.

Net charge-offs totaled $430 million for the first six months of 2024, compared with a net recovery of $1 million for the first six months of 2023 primarily driven by an increase in classified loans in the commercial real estate and multi-family portfolios and underlying collateral value declines.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Fee income	$41	$34	$75	$75
Net return on mortgage servicing rights	19	21	40	47
Net gain on loan sales and securitizations	18	20	38	45
Other	29	29	58	25
Bank-owned life insurance	12	10	22	21
Net loan administration income (loss)	(5)	16	11	46
Net (loss) gain on securities	—	$—	—	(1)
Bargain purchase gain	—	(121)	(121)	2,142
Total non-interest income	$114	$9	$123	$2,400

Comparison to Prior Quarter

The bargain purchase gain reduction recorded in the first quarter represented the final measurement period adjustment related to the fair value of assets acquired and liabilities assumed in the Signature Transaction.

Loss on loan administration activities was $5 million for the second quarter 2024 compared to income of $16 million for the first quarter 2024 driven by a $9 million increase in interest paid on subservicing custodial deposits and a $10 million decrease in servicing income that was driven by the conclusion of our servicing agreement with the FDIC related to the Signature Transaction in March 2024. As a result of the Company’s third quarter 2024 agreement to sell its mortgage servicing, subservicing and third-party origination activities, substantially all income associate with servicing rights, gain on loan sales, and loan administration income will cease upon consummation of the transaction, which is expected in early fourth quarter 2024.

Comparison to Prior Year to Date

The decrease in loan administration fee income was a result of an $11 million increase in interest paid on subservicing custodial deposits, and the conclusion of the FDIC servicing agreement, lower net gain on loan sales and securitizations reflected the impact of higher rates driving substantially lower mortgage loan production volume.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Operating expenses:
Compensation and benefits	$312	$333	$645	$508
FDIC insurance	91	50	141	37
Occupancy and equipment	52	52	104	87
General and administrative	183	186	369	275
Total operating expense	638	621	1,259	907
Intangible asset amortization	33	35	68	54
Merger-related and restructuring expenses	34	43	77	176
Total non-interest expense	$705	$699	$1,404	$1,137

Comparison to Prior Quarter

Total operating expenses were $17 million higher in the second quarter 2024 than the first quarter 2024. Compensation and benefits expense decreased due to a reduction in employees and seasonal factors in the first quarter such as payroll taxes and, 401(k) matching. FDIC insurance expense increased during the period due to an increase in the amount of criticized and classified loans and other factors affecting the assessment rate.

Comparison to Prior Year to Date

Total operating expenses for the first six months of 2024 were up $352 million compared to the first six months of 2023. This increase was largely due to the Signature Transaction, including an increase in the number of employees, higher occupancy costs related to an increase in number of Company locations, and the higher regulatory costs described previously.

We expect our expenses will decrease approximately $100 million per quarter related to the sale of the mortgage servicing, subservicing and third-party origination activities upon consummation of those transactions.

Income Tax Expense

Comparison to Prior Quarter

For the second quarter 2024, the Company reported an income tax benefit of $101 million compared to a benefit of $54 million for the first quarter 2024. The benefit for the second quarter 2024 was driven by the higher book loss for the quarter, primarily attributable to the provision for credit losses. Certain non-deductible items impact the Company's effective tax rate, including FDIC insurance expense, and the bargain purchase gain adjustment.

Comparison to Prior Year to Date

For the first six months of 2024, the Company reported an income tax benefit of $155 million compared to an income tax expense of $80 million for the first six months of 2023. The effective tax rate for the first six months of 2024 was 19.25 percent compared to 3.21 percent in the first six months of 2023.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased $5.0 billion to $119.1 billion as of June 30, 2024, compared to $114.1 billion at December 31, 2023, principally related to increasing on-balance sheet liquidity in cash and cash equivalents.

Total loans and leases held for investment decreased $10.1 billion to $74.6 billion at June 30, 2024, compared to $84.6 billion at December 31, 2023. The decrease was primarily driven by the transfer of the warehouse loan portfolio from loans held for investment to loans held for sale and decreases in commercial real estate and multi-family loans as the Company decreases its concentration in these portfolios.

The securities portfolio increased $1.4 billion to $10.5 billion at June 30, 2024, compared to $9.2 billion at December 31, 2023. Our securities portfolio is classified as available-for-sale with low credit risk U.S. government agency bonds comprising over 90 percent of the total portfolio at June 30, 2024 and December 31, 2023. These instruments are recorded at fair value and interest rate driven unrealized gains and losses are recorded in other comprehensive income.

Total deposits decreased $2.5 billion, to $79.0 billion at June 30, 2024 compared to $81.5 billion at December 31, 2023. In February and March 2024, we experienced $9.7 billion customer deposit attrition following downgrades in our debt and deposit ratings by third-party credit rating agencies. On March 6, 2024 we announced a $1.05 billion capital raise, after which deposits stabilized for the remainder of the first quarter 2024. In response to the customer deposit attrition, we replaced the decline in deposits and increased our on-balance sheet liquidity, primarily through $4.1 billion in brokered certificates of deposit and $5.5 billion of wholesale borrowings. Subsequently in the second quarter 2024, targeted deposit gathering programs and customer engagement increased customer deposits $3 billion.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	June 30, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$36,011	48.3%	$37,265	44.0%
Commercial real estate	9,961	13.4	10,470	12.4
One-to-four family first mortgage	5,790	7.8	6,061	7.2
Acquisition, development, and construction	3,217	4.3	2,912	3.4
Commercial and industrial	17,819	23.8	25,254	29.9
Other loans	1,754	2.4	2,657	3.1
Total loans and leases held for investment	$74,552	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,268)		(992)
Total loans and leases held for investment, net	$73,284		$83,627
Loans held for sale	7,845		1,182
Total loans and leases, net	$81,129		$84,809

The following table summarizes our production of loans held for investment:

	Three Months Ended,		Six Months Ended,
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
(dollars in millions)	Amount	Amount	Amount	Amount
Multi-family	$3	$19	$22	$557
Commercial real estate	172	212	384	587
One-to-four family first mortgage	93	86	179	372
Acquisition, development, and construction	284	187	471	778
Specialty finance	740	1,083	1,823	3,240
Commercial and industrial	735	877	1,612	2,078
Other	132	104	236	650
Total loans originated for investment	$2,159	$2,568	$4,727	$8,262

Loan Maturity and Repricing

The following table sets forth option loans by year of repricing and non-option loans by year of contractual maturity for our multi-family and commercial real estate portfolios within loans held for investment at June 30, 2024. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change. Risks associated with loan repricing are discussed in the Credit Quality section.

	June 30, 2024
(dollars in millions)	Multi-Family		Commercial Real Estate
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)
2024	$1,871	$348	$200	$582	$3,001
2025	3,716	1,353	399	1,153	6,621
2026	4,169	1,043	802	771	6,785
2027	7,628	1,206	1,034	1,111	10,979
2028	3,805	2,202	328	1,067	7,402
2029	2,326	1,138	291	524	4,279
2030+	165	4,959	9	1,228	6,361
Total amounts due or repricing, gross	$23,680	$12,249	$3,063	$6,436	$45,428
(1)Excludes Specialty Finance commercial real estate loans and multi-family loans serviced-by-others totaling $544 million or 1% of the total balance.

Multi-Family Loans

The multi-family loan portfolio was $36.0 billion at June 30, 2024, down $1.3 billion compared to $37.3 billion at December 31, 2023, which is reflective of our continuing efforts to diversify our portfolio as borrowers without a deposit relationship seek more favorable loan terms with other lenders.

Our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower, particularly the loan-to-value of the property.

The majority of our multi-family loans are secured by rental apartment buildings. At June 30, 2024, $20.4 billion or 57 percent of the Company’s total multi-family loan portfolio was secured by properties in New York State, many of which are subject to rent regulation laws to varying degrees. The New York Housing Stability and Tenant Protection Act of 2019 (the "Act") significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment, which could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity. The impact on current and future cash flows has adversely impacted the value of properties with a high concentration of rent regulated units which has increased charge-offs in 2024.

To mitigate our exposure to rent regulated properties, we are curtailing future originations of loans secured by rent-regulated properties and focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Property values in this loan sector have decreased substantially since origination due to unfavorable market conditions. The appraised value used in our loan-to-value ratio is determined using an income approach to estimate the stabilized value of the collateral by applying a market driven capitalization rate to the stabilized cash flow of the property.

Our multi-family loan portfolio had $15.4 billion outstanding with an interest-only payment at June 30, 2024. The weighted average interest-only period remaining was 22 months as of June 30, 2024, with approximately 60 percent of these loans entering their amortization period by the end of 2025.

We continue to monitor our loans held for investment portfolio and the related allowance for credit losses, particularly given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels have historically tended to be stable due to below market rents, rent-regulated loans that are repricing are incurring debt service levels that, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside.

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At June 30, 2024
	Multi-Family Loans
(dollars in millions)	Amount	Percent of Total
New York City:
Manhattan	$6,632	18%
Brooklyn	5,677	16
Bronx	3,481	10
Queens	2,805	8
Staten Island	129	—
Total New York City	$18,724	52%
New Jersey	4,798	13%
Long Island	498	1
Total Metro New York	$24,020	67%
Other New York State	1,213	3%
Pennsylvania	3,542	10
Florida	1,614	4
Ohio	1,048	3
Arizona	431	1
All other states	4,143	12
Total	$36,011	100%

Commercial Real Estate

At June 30, 2024, commercial real estate loans represented $10.0 billion, or 13.4 percent, of total loans held for investment, reflecting a $509 million decrease compared to $10.5 billion at December 31, 2023 primarily due to payoffs.

Certain of our commercial real estate loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower, particularly the loan-to-value of the property.

The commercial real estate loans we originate are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. Occupancy levels for office space have declined substantially over the past three years which has had an impact on borrowers' net operating income and their ability to cover debt service. These unfavorable market conditions also lower the value of underlying collateral which has had a material impact on loan charge-offs in 2024.

The following table presents an analysis of the property types that collateralize the commercial real estate loans in our held-for-investment loan portfolio:

	At June 30, 2024		At December 31, 2023
	Commercial Real Estate Loans		Commercial Real Estate Loans
(dollars in billions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,788	28%	$3,243	31%
Retail (includes owner and non-owner occupied)	2,138	21	2,234	21
Industrial	3,062	31	2,995	29
Other	1,973	20	1,998	19
Total	$9,961	100%	$10,470	100%

The following table presents a geographical analysis of the commercial real estate loans in our held-for-investment loan portfolio:

	At June 30, 2024
	Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total
New York	$5,207	52%
Michigan	1,141	11
New Jersey	598	6
California	518	5
Florida	447	4
Pennsylvania	319	3
Virginia	163	2
All other states	1,568	16
Total	$9,961	100%

Commercial and Industrial

The commercial and industrial loans we produce are primarily made to small and mid-size businesses and finance companies. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, and revolving lines of credit.

A broad range of commercial and industrial loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of commercial and industrial loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Commercial and industrial loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

One-to-Four Family Loans

At June 30, 2024, one-to-four family loans represented $5.8 billion, inclusive of $860 million of loans with government guarantees, or 7.8 percent of total loans held for investment, compared to $6.1 billion at December 31, 2023. As of June 30, 2024, the repurchase liability on loans with government guarantees was $374 million. The repurchase obligations and related assets will transfer to the buyer of our mortgage activities upon consummation of that sale. As of June 30, 2024, non-government guaranteed loans in this portfolio had an average current FICO score of 742 and an average LTV of 51 percent.

Other Loans

At June 30, 2024, other loans totaled $1.8 billion and consisted primarily of home equity lines of credit and other consumer loans, including overdraft loans.

Our home equity portfolio includes home equity loans, second mortgage loans and home equity line of credits. As of June 30, 2024, loans in this portfolio had an average current FICO score of 751.

Loans Held for Sale

Loans held for sale at June 30, 2024 totaled $7.8 billion, an increase of $6.7 billion compared to $1.2 billion at December 31, 2023. We classify loans as held for sale when we originate or purchase loans that we intend to sell and when we change our intent with regard to loans originated as held for investment. Our mortgage loans held for sale are carried at fair value. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

During the second quarter 2024 we transferred all of our warehouse loans to held for sale. This balance was $6.4 billion at June 30, 2024. We completed the sale of the warehouse loan portfolio in the third quarter 2024.

Securities

Total securities were $10.5 billion, or 9 percent of total assets, at June 30, 2024, compared to $9.2 billion, or 8 percent of total assets, at December 31, 2023. At June 30, 2024 and December 31, 2023, all of our securities were designated as “Available-for-Sale”. At June 30, 2024, 20 percent of our portfolio are floating rate securities.

As of June 30, 2024, the net unrealized loss on securities available for sale, net of tax, was $674 million, compared to $581 million at December 31, 2023, reflecting the higher interest rate environment.

At June 30, 2024, available-for-sale securities had an estimated weighted average life of six years. Included in the quarter-end amount were mortgage-related securities of $8.5 billion and other debt securities of $2.1 billion.

At the prior year-end, available-for-sale securities were $9.2 billion and had an estimated weighted average life of six years. Mortgage-related securities accounted for $6.6 billion of the year-end balance, with other debt securities accounting for the remaining $2.6 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at June 30, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	3.49%	4.57%	—%	—%
Due from one to five years	3.14	—	—	5.64
Due from five to ten years	2.61	1.61	3.16	5.31
Due after ten years	4.58	—	—	5.67
Total debt securities available for sale	4.49	1.88	3.16	5.24
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Borrowed Funds

The majority of our borrowed funds consist of wholesale borrowings, including Federal Home Loan Bank ("FHLB") advances, Discount Window advances and draws under the Bank Term Funding Program from the Federal Reserve Bank of New York ("FRB"), repurchase agreements, and, to a lesser extent, junior subordinated debentures and subordinated notes. At June 30, 2024, total borrowed funds increased $7.6 billion to $28.9 billion compared to the balance at December 31, 2023.

Wholesale Borrowings

Wholesale borrowings at June 30, 2024 were $27.9 billion compared to $20.3 billion at December 31, 2023.

FHLB advances increased to $22.8 billion at June 30, 2024 from $19.3 billion at December 31, 2023. FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. $750 million of our wholesale borrowings had callable features at June 30, 2024 and $2.0 billion had callable features at December 31, 2023. Additionally, $1.0 billion was drawn on the Bank Term Funding Program, secured by eligible securities. The increase in FHLB advances at June 30, 2024 compared to December 31, 2023 was driven by our actions to bolster on-balance sheet liquidity.

In the second quarter 2024 the Company borrowed $4.0 billion from the FRB, secured by various loan and investment security collateral. This discount window advance matures in September 2024. Additionally the Company has $1.0 billion drawn under the Bank Term Funding Program which matures in December 2024. Available liquidity from customer deposit growth and the sale of warehouse lending portfolio will be used to repay these borrowings.

Repurchase agreements outstanding at June 30, 2024 were $121 million. We did not have any repurchase agreements outstanding at December 31, 2023. These agreements primarily use government-sponsored enterprise ("GSE") obligations as collateral and were entered into with either the FHLB or specific brokerage firms.

See Note 11, “Borrowed Funds,” in Item 1, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

At June 30, 2024, the Company had $1.0 billion of FHLB-NY stock, at cost, and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost, and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. The increase in FHLB-NY stock was primarily related to increased borrowings in the first quarter of 2024. In addition, at June 30, 2024 and December 31, 2023, the Company had $218 million of Federal Reserve Bank stock, at cost.

Credit Risk

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent as described more fully in our Annual Report on Form 10-K for the year ended December 31, 2023.

Credit Quality

It is our practice to continually review the risk in our loan portfolio. The Company receives financial information from borrowers annually, and most of the financial information is received in the second calendar quarter. At June 30, 2024, the Company had received updated financial information on approximately 80 percent of the multi-family loan portfolio. Upon receipt of updated borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the debt service coverage ratio. We consider the ability to cover debt service based upon the current contractual rate, or where a borrower’s initial fixed rate period expires within 18 months, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans for which the collateral does not have a debt service coverage ratio of 1.0 or higher under this analysis are rated substandard. We order appraisals for all substandard loans. Where an appraisal does not support recovery of the loan carrying amount for collateral-dependent loans, we classify the loan as non-accrual, regardless of payment status, and charge the loan down to its recoverable amount. Once an appraisal is ordered it takes approximately two to three months to receive and appropriately review the results. Non-accrual loans are evaluated at least quarterly to determine if an adjustment to the amount of impairment is required. Loans that are on non-accrual and, separately, the largest individual non-accrual borrowers are reported and reviewed with the Credit Committee of the Board of Directors at least quarterly.

The Company conducted a thorough review of its largest 350 real estate loans at the end of the first quarter of 2024. This review continued in the second quarter of 2024 to cover approximately 75 percent of the unpaid principal balance of the commercial real estate and multi-family portfolio.

Classified loans increased $3.3 billion in the second quarter of 2024 and $2.3 billion in the first quarter of 2024. These downgrades were principally related to loans with upcoming maturities or repricing where the estimated net operating income of the property would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, or the underlying collateral values are estimated to have declined to at or below the loan carrying amount. Classified loans reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Refer to Note 6 in Item 1, "Financial Statements and Supplementary Data" for additional details.

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

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is in non-accrual, we cease recording interest income on the loan, previously accrued and uncollected interest is reversed against interest income, and any subsequent interest collected is recorded as a reduction in the loan carrying amount. A loan is returned to accrual status only when the loan is current and we have reasonable assurance that the loan will be fully collectible. At June 30, 2024, $1.1 billion of non-accrual loans were current based on their existing payment terms.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $388 million were recorded on commercial real estate and multi-family loans during the six months ended June 30, 2024, primarily driven by appraisals received on those loans.

It is our policy to order updated appraisals for non-accrual loans that are collateralized by multi-family buildings, commercial real estate properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered at least annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans that are not showing signs of credit weakness. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan, or when we determine an updated appraisal is needed as a result of our ongoing credit analysis. We evaluate loans that were previously placed on non-accrual at least quarterly to determine if additional charge-offs may be needed.

Properties and other assets that are acquired through foreclosure are classified as repossessed assets and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of the assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and an environmental assessment of properties classified as other real estate owned before foreclosure and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

Asset Quality Measures

All asset quality information excludes loans with government guarantees that are insured by U.S. government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	June 30, 2024	December 31, 2023
Non-accrual loans to total loans held for investment	2.60%	0.51%
Non-performing assets to total assets	1.65	0.39
Allowance for credit losses on loans and leases to non-accrual loans	65.31	231.51
Allowance for credit losses on loans and leases to total loans held for investment	1.70	1.17

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2023
			to
			June 30, 2024
(dollars in millions)	June 30, 2024	December 31, 2023	Amount	Percent
Multi-family	$794	$138	$656	475%
Commercial real estate	753	128	625	488
One-to-four family first mortgage	106	95	11	12
Acquisition, development, and construction	18	2	16	800
Commercial and industrial	247	43	204	474
Other non-accrual loans(1)	24	22	2	9
Total non-accrual loans	$1,942	$428	$1,514	354%
Repossessed assets	17	14	3	21
Total non-accrual loans and repossessed assets	$1,959	$442	$1,517	343%
(1)Includes home equity, consumer and other loans.

During the second quarter 2024, the Company received updated financial information for a substantial portion of the commercial real estate and multi-family portfolio. Additionally a substantial number of appraisals on loans exhibiting credit weakness were received, which resulted in an increase in non-accrual loans during the quarter. Approximately 60 percent of our non-accrual loans are current on their contractual payment terms. In determining whether to place a loan on non-accrual we have considered whether a borrower will be able to service its debt under terms expected within the next 18 months based on current collateral and net operating income. Where net operating income is below the projected debt service and the collateral value is below the loan amount, we place loans on non-accrual. Updated financial information from borrowers and appraisals received have led to an increase in non-accruals loans in 2024.

The following table sets forth the changes in non-accrual loans over the first six months of 2024:

(in millions)
Balance at December 31, 2023	$428
New non-accrual, including acquired from acquisition	1,788
Charge-offs	(176)
Transferred to repossessed assets	(2)
Loan payoffs, including dispositions and principal pay-downs	(88)
Restored to performing status	(8)
Balance at June 30, 2024	$1,942

Delinquencies

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances. Over $700 million of the loans categorized as delinquent at June 30, 2024 had subsequently cured and were current as of July 31, 2024, principally in the multi-family category.

			June 30, 2024
			compared to
			December 31, 2023
(dollars in millions)	June 30, 2024	December 31, 2023	Amount
Loans 30 to 89 Days Past Due:
Multi-family	$893	$121	$772
Commercial real estate	125	28	97
One-to-four family first mortgage	22	40	(18)
Acquisition, development, and construction	54	2	52
Commercial and industrial	100	37	63
Other loans	10	22	(12)
Total loans 30-89 days past due	$1,204	$250	$954

Allowance for Credit Losses

The following table sets forth the allocation of the consolidated allowance for credit losses on loans and leases at each period-end:

	June 30, 2024			December 31, 2023
(dollars in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$618	1.72%	48.3%	$307	0.82%	44.0%
Commercial real estate loans	328	3.29	13.3	366	3.50	12.4
One-to-four family first mortgage loans	40	0.69	7.8	48	0.79	7.2
Acquisition, development, and construction loans	43	1.34	4.3	36	1.24	3.4
Commercial and industrial	172	0.97	23.9	132	0.52	29.9
Other loans	67	3.82	2.4	103	3.88	3.1
Total loans	$1,268	1.70%	100.0%	$992	1.17%	100.0%

At June 30, 2024, the allowance for credit losses on loans and leases was $1.3 billion compared to $1.0 billion at December 31, 2023, up $276 million. Market interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the next 18 months. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

Our allowance for credit losses is determined based on quantitative modeling that incorporates and weighs various economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for multi-family loans.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.70 percent at June 30, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.72 percent at June 30, 2024, compared to 1.26 percent at December 31, 2023.

Charge-offs

The following table presents information on the Company's net charge-offs:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
(dollars in millions)
Charge-offs:
Multi-family	$76	$11	$87	$—
Commercial real estate	237	64	301	—
One-to-four family residential	1	—	1	3
Commercial and industrial	35	11	46	—
Other	5	5	10	5
Total charge-offs	$354	$91	$445	$8
Recoveries:
Multi-family	$—	$(1)	$(1)	$—
Commercial and industrial	(4)	(7)	(11)	(7)
Other	(1)	(2)	(3)	(2)
Total recoveries	$(5)	$(10)	$(15)	$(9)
Net charge-offs	$349	$81	$430	$(1)

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Six Months Ended,
(dollars in millions)	June 30, 2024	June 30, 2023
Multi-family
Net charge-offs (recoveries) during the period	$86	$—
Average amount outstanding	$36,872	$37,819
Net charge-offs (recoveries) as a percentage of average loans	0.23%	—%

Commercial real estate
Net charge-offs (recoveries) during the period	$301	$—
Average amount outstanding	$10,370	$9,619
Net charge-offs (recoveries) as a percentage of average loans	2.90%	—%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$1	$3
Average amount outstanding	$5,876	$5,881
Net charge-offs (recoveries) as a percentage of average loans	0.02%	0.05%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$—	$—
Average amount outstanding	$3,186	$2,219
Net charge-offs (recoveries) as a percentage of average loans	—%	—%

Commercial and Industrial Loans
Net charge-offs (recoveries) during the period	$35	$(7)
Average amount outstanding	$23,058	$14,030
Net charge-offs (recoveries) as a percentage of average loans	0.15%	(0.05)%

Other Loans
Net charge-offs (recoveries) during the period	$7	$3
Average amount outstanding	$2,028	$7,913
Net charge-offs (recoveries) as a percentage of average loans	0.35%	0.04%

Total loans
Net charge-offs (recoveries) during the period	$430	$(1)
Average amount outstanding	$81,390	$77,481
Net charge-offs (recoveries) as a percentage of average loans	0.53%	—%

Liquidity Risk

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

Bank Liquidity and Sources of Funding

We monitor our liquidity daily, and more frequently during times of stress. Our most liquid assets are cash and cash equivalents. Additional liquidity stems from deposits, wholesale funding sources (including wholesale borrowings and brokered deposits) and approved lines of credit with various counterparties including the FHLB. These funding sources depend on the amount of mortgage loan collateral and available securities pledged. The Bank also has agreements with the Federal Reserve Bank to access the discount window, pledging certain loans and securities as collateral.

The following table summarizes our total liquidity from on-balance sheet and off-balance sheet funding sources:

(in billions)	June 30, 2024	December 31, 2023
Cash at Federal Reserve	$19.0	$11.5
High-quality Liquid Assets	7.1	6.3
Total On-Balance Sheet Liquidity	26.1	17.8
FHLB Available Capacity	2.1	8.4
Discount Window Available Capacity	5.7	1.7
Total Liquidity	$33.9	$27.9

At June 30, 2024, our total liquidity (cash and cash equivalents, high-quality liquid assets and borrowing capacity), was $33.9 billion. The $7.5 billion increase in cash and cash equivalents was driven by actions to further bolster our liquidity position. Subsequent to June 30, 2024, the Company completed the sale of its warehouse loan portfolio, further increasing available liquidity by approximately $6 billion.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer and the attractiveness of their terms. The majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations); however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources. From December 31, 2023 to March 7, 2024, we experienced $9.7 billion in core deposit attrition following the credit rating agency downgrades of our Company's credit and deposit ratings in February and March 2024. On March 6, 2024, we announced a $1.05 billion capital raise, after which deposits stabilized. We replaced the decline in deposits and increased our on-balance sheet liquidity, primarily through brokered certificates of deposit and wholesale borrowings.

The following table presents the composition of the Company's brokered deposits:

	June 30, 2024	December 31, 2023
Brokered money market accounts	$233	$1,258
Brokered interest-bearing checking accounts represented	1,532	1,599
Brokered certificates of deposit	11,343	6,605
Total Brokered Deposits(1)	$13,108	$9,462
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity:

(in millions)	June 30, 2024	December 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$6,402	$7,893
Time deposits otherwise uninsured with a maturity of:
3 months or less	2,243	1,675
Over 3 months through 6 months	1,828	1,623
Over 6 months through 12 months	1,959	2,325
Over 12 months	372	2,271
Total time deposits otherwise uninsured	$6,402	$7,894

The following table indicates the amount of custodial deposits by source:

(in billions)	June 30, 2024	December 31, 2023
Custodial deposits from owned servicing	$0.9	$0.7
Custodial deposits from subservicing relationships	2.7	$2.2
Non-servicing custodial deposits	5.1	3.7
	$8.7	$6.6

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have total liquidity of $33.9 billion, which exceeds the balance of our uninsured deposits by $18.9 billion. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts.

At June 30, 2024, our deposit base includes $15.0 billion of uninsured deposits. Uninsured deposits decreased following our earnings announcement in January 2024 and subsequent credit rating agency downgrades of our credit ratings in February and March 2024. Our customer deposits stabilized following the announcement of the $1.05 billion capital raise in March 2024, and subsequently increased $3 billion in the second quarter 2024.

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. As of each of the dates indicated, our credit ratings were as follows:

	June 30, 2024	December 31, 2023	June 30, 2023
Long-Term Issuer Rating:
Moody's	B2	Baa3	Baa3
Fitch	BB	BBB	BBB
Morningstar DBRS	BBB (low)	BBB (high)	BBB (high)
Short-Term Deposits Rating:
Moody's	NP	P-2	P-2

The primary mortgage loan agencies maintain standards that define the criteria that must be met for an institution to qualify as an eligible custodial depository for the deposits related to loans owned by those entities, including have an investment grade short-term issuer/deposit rating from Moody’s or S&P. We are currently not in compliance with that criteria. We have received a waiver of these criteria for all of our custodial deposits which could be revoked at any of the agencies' discretion. We have no other direct contractual relationships tied to further downgrades in our credit ratings, but may suffer reputational risk that could have an adverse effect on our business should that occur.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer certificates of deposit with contractual terms to our customers and borrow funds under contract from the FHLB. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At June 30, 2024, we had certificates of deposit of $28.8 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $16.5 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition in other liabilities and totaled $436 million at June 30, 2024, a decrease of $10 million compared to $446 million at December 31, 2023.

At June 30, 2024, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Based upon our current cash and cash equivalent balance of $19.0 billion and our total liquidity position of $33.9 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the second quarter 2024, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At June 30, 2024 and December 31, 2023, we had no commitments to purchase securities.

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2024, the Parent Company held cash and cash equivalents of $651 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the Office of the Comptroller of the Currency if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we are also required to seek regulatory approval from the Office of the Comptroller of the Currency for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024. In connection with receiving regulatory approval from the Office of the Comptroller of the Currency for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the Office of the Comptroller of the Currency and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the Office of the Comptroller of the Currency. In the first six months of 2024, dividends of $67 million were paid by the Bank to the Parent Company. We have reduced our quarterly cash dividends to common stockholders to $0.01 per common share and we do not anticipate material dividends from the Bank to the Parent Company in the near future until the Company is able to achieve a return to repeatable operating income.

At June 30, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations through 2028.

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

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our Economic Value of Equity ("EVE") over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan and mortgage-backed securities prepayment rates, current market value spreads, and deposit decay rates and betas.

Based on the information and assumptions in effect at June 30, 2024, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	4.9%
-100 shock	3.2%
+100 shock	(3.2)%
+200 shock	(7.0)%

The net changes in EVE presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.

During the second quarter of 2024, we terminated all of our derivatives that were designated in a cash flow or fair value hedge relationship. This action reduced our asset sensitivity resulting in a relatively neutral position.

While the EVE analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

Interest rate risk is also monitored through the use of a model that generates net interest income ("NII") simulations over a range of interest rate scenarios. Modeling changes in NII requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NII analysis presented below assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at June 30, 2024, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(3.1)%
-100 shock	(1.1)%
+100 shock	0.3%
+200 shock	0.4%
(1)In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged.

The net changes in NII presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.

Future changes in our mix of assets and liabilities may result in greater changes to our EVE, and/or NII simulations.

In the event that our EVE and net interest income sensitivities were to breach our internal policy limits, we would inform the Board of Directors and undertake actions to remediate, generally through capital market transactions.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2024, our analysis indicated that a further inversion of the yield curve would be expected to result in a 0.5 percent increase in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.2 percent decrease in net interest income.

Regulatory Capital

The Company is a bank holding company subject to regulation, examination and supervision by the Federal Reserve. The Bank is national bank subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency. The Bank is subject to the Prompt Corrective Action regulatory capital framework that establishes five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” An institution’s capital category affects various matters, including legal requirements for regulators to take prompt corrective action and the level of a bank’s Federal Deposit Insurance Corporation ("FDIC") deposit insurance premium assessments. Capital amounts and classifications are also subject to the regulators’ qualitative judgments about the components of capital and risk weighting assets, among other factors, and the regulators have discretion to require that institutions maintain capital in excess of minimum levels.

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At June 30, 2024, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
June 30, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,187	9.54%	$8,948	10.43%	$10,965	12.78%	$8,948	7.53%
Minimum for capital adequacy purposes	3,862	4.50	5,149	6.00	6,866	8.00	4,751	4.00
Excess	$4,325	5.04%	$3,799	4.43%	$4,099	4.78%	$4,197	3.53%
December 31, 2023
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%

The increase in our capital ratios from December 31, 2023 was primarily driven by a $1.05 billion capital investment in the first quarter 2024. At the date of the investment, $413 million of the capital investment was recorded in common equity, with the remainder in mezzanine equity until the associated preferred stock is converted or exchanged into common stock. In the second quarter 2024, a portion of the preferred stock converted to common stock. At June 30, 2024, $258 million of the capital investment remains in mezzanine equity. The conversion or exchange of the remaining convertible preferred stock will increase our common equity tier 1 approximately 30 basis points. Refer to Note 17 - Mezzanine and Stockholders' Equity for additional details.

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
June 30, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,286	10.84%	$9,286	10.84%	$10,360	12.09%	$9,286	7.82%
Minimum for capital adequacy purposes	3,855	4.50	5,140	6.00	6,854	8.00	4,749	4.00
Excess	$5,431	6.34%	$4,146	4.84%	$3,506	4.09%	$4,537	3.82%
December 31, 2023
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%

The Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

On July 22, 2024 the Company announced that it had closed on the sale of approximately $6 billion of mortgage warehouse loans to JP Morgan Chase Bank, N.A. The Company expects to close on an additional $200 million of mortgage warehouse loans in the near future. In total, these transactions will increase the common equity tier 1 ratio approximately 70 basis points.

On July 25, 2024, the Company announced that it had entered into a definitive agreement to sell its residential mortgage servicing business, including mortgage servicing rights and third-party origination platform to Mr. Cooper, a leading mortgage originator and servicer for approximately $1.4 billion. The transaction is expected to close during the fourth quarter of 2024. Upon closing, the Company expects that the transaction will increase the common equity tier 1 ratios approximately 60 basis points.

Other Recent Developments

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund. The FDIC continues to provide an updated estimate of each institution’s quarterly and total special assessment expense and while we expect this may result in an increase, we do not expect the increase to be material. The final rule calls for the FDIC to collect special assessments over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024 which was paid in June 2024.

On July 27, 2023, the Federal Banking Agencies, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency, released a notice of proposed rulemaking that would make significant amendments to the Basel III Capital Rules applicable to both the Company and the Bank. In general, the proposed rule would align the regulatory capital calculation methodology for Category III and IV banking organizations with the methodology applicable to Category I and II banking organizations. In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “Expanded Risk-Based Approach,” including standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a new approach for market risk that would be based upon internal models and standardized supervisory models. If adopted as proposed, the Company and the Bank would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the Expanded Risk-Based Approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. In addition, the proposal would require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for mortgage servicing assets and deferred tax assets, among other things. The proposal, if enacted, would have an effective date of July 1, 2025, with certain elements, such as the recognition of accumulated other comprehensive income in regulatory capital and changes in risk-weighted assets calculated under the Expanded Risk-Based Approach, having a three-year phase-in period. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.

On August 29, 2023, the Federal Banking Agencies issued for public comment a proposal that would require large banks, or those with more than $100 billion in total consolidated assets, to maintain a minimum amount of long-term debt (“LTD”) that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. Under the proposal, the required minimum amount of LTD would be the greater of 6 percent of an entity’s total risk-weighted assets, 3.5 percent of an entity’s average total consolidated assets, or 2.5 percent of an entity’s total leverage exposure if it is subject to the supplementary leverage ratio. Debt instruments issued to satisfy the minimum LTD requirement would need to be unsecured, have maturities greater than one year and have plain vanilla features (e.g., no structured notes or credit sensitive instruments). The proposal would further subject banks to certain “clean holding-company” requirements, such as a prohibition on entering into derivatives with external counterparties. The proposal would provide a three-year transition period with the incremental phase-in of the requirements during this period.

We identified certain material weaknesses in management's report on internal control over financial reporting included within Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2023. Our progress toward remediation as of June 30, 2024 is discussed within Item 4 of this Form 10-Q. We do not expect the cost to remediate these material weaknesses to be material to the consolidated financial statements.

Use of Non-GAAP Financial Measures

While diluted earnings per common share, net income, net income available to common stockholders, and total non-interest income are financial measures that are recorded in accordance with GAAP, financial measures that adjust these GAAP measures to exclude expenses and the bargain purchase gains related to our merger with Flagstar and the Signature transaction, and initial provision for credit losses are non-GAAP measures. Nevertheless, it is management’s belief that these non-GAAP measures should be disclosed in our earnings release and other investor communications because they are not considered part of recurring operations and are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

	For the Three Months Ended		For the Six Months Ended
(dollars in millions, except per share data)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net (loss) income - GAAP	$(323)	$(327)	$(650)	$2,419
Merger-related and restructuring expenses, net of tax	25	32	57	130
Bargain purchase gain	—	121	121	(2,142)
Net (loss) income, as adjusted - non-GAAP	$(298)	$(174)	$(472)	$407
Preferred stock dividends	10	8	18	16
Net (loss) income available to common stockholders, as adjusted - non-GAAP	$(308)	$(182)	$(490)	$391

Diluted (loss) earnings per common share - GAAP	$(1.14)	$(1.36)	$(2.48)	$10.10
Diluted (loss) earnings per common share, as adjusted - non-GAAP	$(1.05)	$(0.74)	$(1.82)	$1.64

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our allowance for credit losses, (b) valuation of mortgage servicing rights and (c) the acquisition method of accounting. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition.

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

ITEM 1.	FINANCIAL STATEMENTS

New York Community Bancorp, Inc.
Consolidated Statements of Condition

	June 30, 2024	December 31, 2023
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$18,990	$11,475
Securities:
Debt Securities available-for-sale ($9,402 and $2,822 pledged at June 30, 2024 and December 31, 2023)	10,535	9,145
Equity investments with readily determinable fair values, at fair value	14	14
Total securities net of allowance for credit losses	10,549	9,159
Loans held for sale ($1,451 and $902 measured at fair value, respectively)	7,845	1,182
Loans and leases held for investment, net of deferred loan fees and costs ($68 and zero measured at fair value at June 30, 2024 and December 31, 2023, respectively)	74,552	84,619
Less: Allowance for credit losses on loans and leases	(1,268)	(992)
Total loans and leases held for investment, net	73,284	83,627
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,565	1,392
Premises and equipment, net	691	652
Core deposit and other intangibles	557	625
Mortgage servicing rights	1,122	1,111
Bank-owned life insurance	1,586	1,580
Other assets	2,866	3,254
Total assets	$119,055	$114,057
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$21,740	$30,700
Savings accounts	10,638	8,773
Certificates of deposit	28,780	21,554
Non-interest-bearing accounts	17,874	20,499
Total deposits	79,032	81,526
Borrowed funds:
Federal Home Loan Bank and Federal Reserve Bank advances	27,750	20,250
Repurchase agreements	121	—
Total wholesale borrowings	27,871	20,250
Junior subordinated debentures	580	579
Subordinated notes	441	438
Total borrowed funds	28,892	21,267
Other liabilities	2,476	2,897
Total liabilities	110,400	105,690
Mezzanine equity:
Preferred stock - Series B (See Note 17 - Mezzanine and Stockholders Equity )	258	—
Stockholders' equity:
Preferred stock - Series A (See Note 17 - Mezzanine and Stockholders Equity)	503	503
Common stock at par 0.01 (666,666,666 and 300,000,000 shares authorized; 358,864,464 and 248,051,930 shares issued; and 351,304,364 and 240,688,790 shares outstanding, respectively)(1)	4	2
Paid-in capital in excess of par	8,997	8,236
(Accumulated deficit)/Retained earnings	(270)	443
Treasury stock, at cost (7,560,100 and 7,363,140 shares, respectively)	(223)	(218)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $256 and $225, respectively	(674)	(581)
Net unrealized loss on pension and post-retirement obligations, net of tax of $11 and $12, respectively	(28)	(28)
Net unrealized gain on cash flow hedges, net of tax of $(32) and $(6), respectively	88	10
Total accumulated other comprehensive loss, net of tax	(614)	(599)
Total stockholders’ equity	8,397	8,367
Total liabilities, Mezzanine and Stockholders’ Equity	$119,055	$114,057
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
INTEREST INCOME:
Loans and leases	$1,167	$1,161	$2,360	$2,028
Securities and money market investments	381	337	701	504
Total interest income	1,548	1,498	3,061	2,532
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	214	232	446	389
Savings accounts	64	40	111	79
Certificates of deposit	337	169	628	256
Borrowed funds	376	157	695	353
Total interest expense	991	598	1,880	1,077
Net interest income	557	900	1,181	1,455
Provision for credit losses	390	49	705	219
Net interest income after provision for credit loan losses	167	851	476	1,236
NON-INTEREST INCOME:
Fee income	41	48	75	75
Bank-owned life insurance	12	11	22	21
Net (loss) on securities	—	(1)	—	(1)
Net return on mortgage servicing rights	19	25	40	47
Net gain on loan sales and securitizations	18	25	38	45
Net loan administration (loss) income	(5)	39	11	46
Bargain purchase gain	—	141	(121)	2,142
Other	29	14	58	25
Total non-interest income	114	302	123	2,400
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	312	289	645	508
FDIC insurance	91	15	141	37
Occupancy and equipment	52	50	104	87
General and administrative	183	161	369	275
Total operating expense	638	515	1,259	907
Intangible asset amortization	33	37	68	54
Merger-related and restructuring expenses	34	109	77	176
Total non-interest expense	705	661	1,404	1,137
(Loss) income before income taxes	(424)	492	(805)	2,499
Income tax (benefit) expense	(101)	79	(155)	80
Net (loss) income	$(323)	$413	$(650)	$2,419
Preferred stock dividends	10	8	18	16
Net (loss) income available to common stockholders	$(333)	$405	$(668)	$2,403
Basic (loss) earnings per common share(1)	$(1.14)	$1.66	$(2.48)	$10.12
Diluted (loss) earnings per common share(1)	$(1.14)	$1.66	$(2.48)	$10.10
Net (loss) income	$(323)	$413	$(650)	$2,419
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $8; $36; $31 and $15	(23)	(102)	(93)	(42)
Change in pension and post-retirement obligations, net of tax of $0; $(1); $(1) and $(1)	(2)	1	(2)	2
Change in net unrealized gain on cash flow hedges, net of tax of $(13); $(32); $(36) and $(9)	39	92	107	25
Reclassification adjustment for defined benefit pension plan, net of tax of $0; $1; $0 and $0	1	—	2	1
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of $4; $1; $10 and $3	(12)	(4)	(29)	(8)
Total other comprehensive loss, net of tax	3	(13)	(15)	(22)
Total comprehensive (loss) income, net of tax	$(320)	$400	$(665)	$2,397
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding(1)	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended June 30, 2024
Balance at March 31, 2024	268,095,199	$503	$3	$8,653	$73	$(225)	$(617)	$8,390	$595
Issuance of common shares and conversion of Series C preferred to common shares	83,185,285	—	1	332	—	—	—	333	(337)
Shares issued for restricted stock, net of forfeitures	79,499	—	—	(3)	—	3	—	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15	—
Net loss	—	—	—	—	(323)	—	—	(323)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(10)	—	—	(10)	—
Dividends paid on preferred stock Series A ($15.94), Series B ($0.01)	—	—	—	—	(10)	—	—	(10)	—
Purchase of common stock	(55,619)	—	—	—	—	(1)	—	(1)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	3	3	—
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258

Three Months Ended June 30, 2023
Balance at March 31, 2023	240,716,766	$503	$2	$8,202	$2,923	$(219)	$(629)	$10,782	$—
Shares issued for restricted stock, net of forfeitures	171,878	—	—	(4)	—	4	—	—	—
Compensation expense related to restricted stock awards	—	—	—	11	—	—	—	11	—
Net income	—	—	—	—	413	—	—	413	—
Dividends paid on common stock ($0.17)	—	—	—	—	(123)	—	—	(123)	—
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(63,392)	—	—	—	—	(2)	—	(2)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	(13)	—
Balance at June 30, 2023	240,825,252	$503	$2	$8,209	$3,205	$(217)	$(642)	$11,060	$—
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding(1)	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: 0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Six Months Ended June 30, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	337
Issuance of common shares and conversion of Series C preferred to common shares	110,979,273	—	2	442	—	—	—	444	(337)
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	(7,366)	—	—	(4)	—	4	—	—	—
Compensation expense related to restricted stock awards	—	—	—	21	—	—	—	21	—
Net loss	—	—	—	—	(650)	—	—	(650)	—
Dividends paid on common stock ($0.02)	—	—	—	—	(45)	—	—	(45)	—
Dividends paid on preferred stock ($31.88)	—	—	—	—	(18)	—	—	(18)	—
Purchase of common stock	(356,333)	—	—	—	—	(9)	—	(9)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15)	(15)	—
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258

Six Months Ended June 30, 2023
Balance at December 31, 2022	227,072,445	$503	$2	$8,135	$1,041	$(237)	$(620)	$8,824	$—
Issuance and exercise of FDIC Equity appreciation instrument	13,010,669	—	—	85	—	—	—	85	—
Shares issued for restricted stock, net of forfeitures	1,131,015	—	—	(31)	—	31	—	—	—
Compensation expense related to restricted stock awards	—	—	—	20	—	—	—	20	—
Net income	—	—	—	—	2,419	—	—	2,419	—
Dividends paid on common stock ($0.34)	—	—	—	—	(239)	—	—	(239)	—
Dividends paid on preferred stock ($31.88)	—	—	—	—	(16)	—	—	(16)	—
Purchase of common stock	(388,877)	—	—	—	—	(11)	—	(11)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(22)	(22)	—
Balance at June 30, 2023	240,825,252	$503	$2	$8,209	$3,205	$(217)	$(642)	$11,060	$—

(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.

See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(650)	$2,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	705	219
Amortization of intangibles	68	54
Depreciation	22	18
Amortization of discounts and premiums, net	94	(119)
Net (gain) loss on securities	—	1
Net gain on sales of loans	(38)	(45)
Gain on business acquisition	121	(2,142)
Stock-based compensation	21	20
Deferred tax expense	(153)	(44)
Changes in operating assets and liabilities:
Decrease (increase) in other miscellaneous assets	60	(71)
Increase (decrease) in other miscellaneous liabilities	50	(969)
Purchases of securities held for trading	—	(10)
Proceeds from sales of securities held for trading	—	10
Change in loans held for sale, net	202	(911)
Net cash provided by (used in) operating activities	502	(1,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,029	1,148
Proceeds from sales of securities available for sale	201	1,341
Purchase of securities available for sale	(2,407)	(1,111)
Redemption of Federal Home Loan Bank stock	6	967
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(179)	(836)
Proceeds from bank-owned life insurance, net	16	24
Net proceeds from sales of mortgage servicing rights	65	50
Other changes in loans, net	2,501	(2,433)
Purchases of premises and equipment, net	(60)	(53)
Cash acquired in business acquisition	—	25,043
Net cash provided by investing activities	1,172	24,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,501)	(3,809)
Net increase (decrease) in short-term borrowed funds	5,370	(2,050)
Proceeds from long-term borrowed funds	10,800	500
Repayments of long-term borrowed funds	(8,550)	(3,374)
Net receipt (disbursement) of payments of loans serviced for others	(278)	367
Cash dividends paid on common stock	(45)	(239)
Cash dividends paid on preferred stock	(18)	(16)
Re-issuance of treasury stock	4	—
Proceeds from common stock and warrants issued	742	—
Proceeds from preferred stock issued	258	—
Payments relating to treasury shares received for restricted stock award tax payments	(9)	(11)
Net cash provided by (used in) financing activities	5,773	(8,632)
Net increase in cash, cash equivalents, and restricted cash	7,447	13,938
Cash, cash equivalents, and restricted cash at beginning of period (1)	11,609	2,082
Cash, cash equivalents, and restricted cash at end of period (1)	$19,056	$16,020
Supplemental information:
Cash paid for interest	$1,657	$1,043

Cash paid for income taxes	28	17
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$8	$1
Securitization of loans to mortgage-backed securities available for sale	194	109
Transfer of loans from held for investment to held for sale	7,021	—
Shares issued for restricted stock awards	4	31
Business Combination:
Fair value of tangible assets acquired	—	37,542
Intangible assets	—	464
Liabilities assumed	—	35,779
Issuance of FDIC Equity appreciation instrument	—	85
(1)Includes restricted cash of $66 million and $214 million at June 30, 2024 and June 30, 2023, respectively.

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

The Company is subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the Office of the Comptroller of the Currency.

On November 23, 1993, the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($2.79 per share on a split-adjusted basis, reflecting the impact of ten stock splits between 1994 and 2024). The Company has grown organically and through a series of accretive mergers and acquisitions, culminating in its acquisition of Flagstar Bancorp, Inc., which closed on December 1, 2022 and the Signature Transaction (as defined within Note 3 - Business Combinations) which closed on March 20, 2023.

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

Basis of Presentation

See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023 for information on the Company's accounting policies.

The accompanying financial statements of the Company and other entities in which the Company has a controlling financial interest, have been prepared using U.S. generally accepted accounting principles for interim financial statements. The accompanying financial statements of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in connection with the determination of the allowance for credit losses, mortgage servicing rights and the acquisition method of accounting.

All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 11 “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Adoption of New Accounting Standards

Standard	Description	Effect on Financial Statements
ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This Accounting Standards Update ("ASU") clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions.
Adoption of this ASU did not have a material impact on the consolidated financial statements.
ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets
The amendments in this update require entities that hold certain crypto assets to measure such assets at fair value and recognize any changes in fair value in net income in each reporting period, along with other presentation and disclosure matters.
Adoption of this ASU did not have an impact on the consolidated financial statements as the Company does not hold and has no plans to hold crypto assets.
ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements
This Update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance.
We early adopted this ASU which did not have a material impact on the consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Standard	Description	Effect on Financial Statements	Date of Required Adoption
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative	This ASU clarifies and improves disclosure requirements for a variety of topics. The amendments should be applied prospectively.	The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and disclosures.	The date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update require certain disclosures related to segment reporting in annual and interim periods. The ASU also clarifies that companies may report on additional measures if the chief operating decision maker uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU should be applied on a retrospective basis.	We are in the process of assessing the impact of the adoption of this ASU on the consolidated financial statements and disclosures.	Annual periods beginning January 1, 2024 Interim periods beginning January 1, 2025 Early adoption is permitted.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance should be applied on a prospective or retrospective basis.	We are in the process of assessing the impact of the adoption of this ASU on the consolidated financial statements and disclosures.	January 1, 2025 Early adoption is permitted.
ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application for Profits Interest and Similar Awards	This guidance provides the addition of illustrative examples clarifying the accounting for profits interest and similar awards. The guidance should be applied on a prospective or retrospective basis.	The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and disclosures.	January 1, 2025 Early adoption is permitted.

Note 2 - Computation of Earnings per Common Share

Earnings per Common Share (Basic and Diluted)

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the same method as basic earnings per share, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include warrants, convertible preferred stock, stock options and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. As the average common share price was above the $7.50 per share exercise price (on an as-converted common stock basis) of the warrants, the corresponding 105 million common shares underlying the shares of non-voting, common-equivalent preferred stock of the Company, par value $0.01 per share (the "Series D NVCE Stock"), underlying such warrants would have been included in the dilutive share count if the Company had positive earnings for the period (reflective of the reverse stock split discussed in Note 19 - Subsequent Events).

Unvested stock-based compensation awards containing non-forfeitable rights to dividends paid on the Company’s common stock are considered participating securities, and therefore are included in the two-class method for calculating earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities based on their respective rights to receive dividends on the common stock. The Company grants restricted stock to certain employees under its stock-based compensation plan. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table reflects basic and diluted weighted average shares and net income (loss) per share giving effect to the reverse stock split as if it had been effective for all periods presented (See Note 19 - Subsequent Events):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Net (loss) income available to common stockholders	$(333)	$405	$(668)	$2,403
Less: Dividends paid on and earnings allocated to participating securities	—	(4)	—	(26)
(Loss) earnings applicable to common stock	$(333)	$401	$(668)	$2,377
Weighted average common shares outstanding(1)	293,122,116	240,754,856	269,902,354	234,895,240
Basic (loss) earnings per common share	$(1.14)	$1.66	$(2.48)	$10.12
(Loss) earnings applicable to common stock	$(333)	$401	$(668)	$2,377
Weighted average common shares outstanding(1)	293,122,116	240,754,856	269,902,354	234,895,240
Potential dilutive common shares	—	487,475	—	470,508
Total shares for diluted earnings per common share computation(1)	293,122,116	241,242,331	269,902,354	235,365,748
Diluted (loss) earnings per common share and common share equivalents	$(1.14)	$1.66	$(2.48)	$10.10
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, which was effected July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.
Note 3 - Business Combinations

Signature Bridge Bank

On March 20, 2023, the Company’s wholly owned bank subsidiary, Flagstar Bank N.A. (the “Bank”), entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver (the "FDIC Receiver") of Signature Bridge Bank, N.A. (“Signature”) to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). Headquartered in New York, New York, Signature was a full-service commercial bank that operated 29 branches in New York, seven branches in California, two branches in North Carolina, one branch in Connecticut, and one branch in Nevada. In connection with the Signature Transaction the Bank assumed all of Signature’s branches. The Bank acquired only certain parts of Signature it believes to be financially and strategically complementary that are intended to enhance the Company’s future growth.

Pursuant to the terms of the Agreement, the Company was not required to make a cash payment to the FDIC on March 20, 2023 as consideration for the acquired assets and assumed liabilities. The final settlement process between the Company and the FDIC concluded upon the one-year anniversary of the Signature Transaction. In addition, as part of the consideration for the Signature Transaction, the Company granted the FDIC equity appreciation rights in the common stock of the Company under an equity appreciation instrument (the "Equity Appreciation Instrument"). On March 31, 2023, the Company issued 13,010,668 shares of Company common stock to the FDIC pursuant to the Equity Appreciation Instrument. On May 19, 2023, the FDIC completed the secondary offering of those shares.

The Company has determined that the Signature Transaction constitutes a business combination as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the Company recorded the estimated fair value of the assets acquired and liabilities assumed as of March 20, 2023, which was subject to adjustment for up to one year after March 20, 2023 (the “Measurement Period”). The Measurement Period concluded on March 20, 2024, and the Company has finalized its review of the assets acquired and liabilities assumed.

Under the Agreement, the Company provided certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by the Company and which remain under the control of the FDIC (the “Interim Servicing”). The FDIC reimbursed the Company for costs associated with the Interim Servicing based upon an agreed upon fee which approximates the cost to provide such services. The Interim Servicing was completed in March 2024.

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

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.0 billion. This includes a $121 million reduction in the bargain purchase gain during the three months ended March 31, 2024, due to final adjustments to the fair value of assets received and liabilities assumed, including the in-transit and other shared accounts. This adjustment is included in non-interest income in the Company’s Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2024. No adjustments have been made subsequent to the conclusion of the Measurement Period on March 20, 2024.

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

During the Measurement Period, the Company recorded adjustments to the estimated fair value of loans and leases acquired based on information received after the transaction date, and to adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

The Company has incurred approximately $259 million in costs related to the Signature Transaction primarily for legal, advisory, system conversion and other professional services. These costs are recorded within Merger-related and restructuring expenses on the Consolidated Statements of Income and Comprehensive Income.

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

See Note 3 - Business Combinations to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023 for information regarding the Signature Transaction, including methods used to determine the fair values of the significant assets acquired and liabilities assumed.

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the year ended December 31, 2023 and the three and six months ended June 30, 2024 include the operating results of the acquired assets and assumed liabilities of Signature subsequent to the acquisition on

March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

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

Note 4 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive loss:

	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)
	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on cash flow hedges:	$16	$6	$39	$12	Interest expense
	(4)	(2)	(10)	(4)	Income tax benefit
	$12	$4	$29	$8	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Actuarial losses	(1)	1	(2)	(1)	Included in the computation of net periodic cost (2)
	—	(1)	—	—	Income tax benefit
	$(1)	$—	$(2)	$(1)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$11	$4	$27	$7
(1)Amounts in parentheses indicate expense items.
(2)See Note 12 - Pension and Other Post-Retirement Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	June 30, 2024
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,319	$—	$166	$1,153
GSE CMOs	7,551	24	445	7,130
Private Label collateralized mortgage obligations	163	6	1	168
Total mortgage-related debt securities	$9,033	$30	$612	$8,451
Other Debt Securities:
U. S. Treasury obligations	$—	$—	$—	$—
GSE debentures	1,652	—	308	1,344
Asset-backed securities (2)	271	1	3	269
Municipal bonds	6	—	—	6
Corporate bonds	364	—	23	341
Foreign notes	35	—	—	35
Capital trust notes	95	5	11	89
Total other debt securities	$2,423	$6	$345	$2,084
Total debt securities available for sale	$11,456	$36	$957	$10,535
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (3)	$11,472	$36	$959	$10,549
(1)The amortized cost of investment securities is reported net of allowance for credit losses of $3 million.
(2)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(3)Excludes accrued interest receivable of $41 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2023
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$1	$146	$1,221
GSE CMOs	5,495	48	381	5,162
Private Label collateralized mortgage obligations	174	7	1	180
Total mortgage-related debt securities	$7,035	$56	$528	$6,563
Other Debt Securities:
U. S. Treasury obligations	$198	$—	$—	$198
GSE debentures	1,899	1	291	1,609
Asset-backed securities (2)	307	—	5	302
Municipal bonds	6	—	—	6
Corporate bonds	365	—	22	343
Foreign Notes	35	—	1	34
Capital trust notes	97	5	12	90
Total other debt securities	$2,907	$6	$331	$2,582
Total other securities available for sale	$9,942	$62	$859	$9,145
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (3)	$9,958	$62	$861	$9,159
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $38 million included in other assets in the Consolidated Statements of Condition.

At June 30, 2024, the Company had $1.0 billion of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at June 30, 2024, the Company had $218 million of Federal Reserve Bank stock, at cost. The Company had $203 million of Federal Reserve Bank stock, at December 31, 2023.

Gross realized gains and gross realized losses on sales of available-for-sale securities were less than $1 million for both the three and six periods ended June 30, 2024 . No available-for-sale securities were sold during the three and six month periods ended June 30, 2023.

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
( in millions)
Available-for-Sale Debt Securities:
Due within one year	$82	$150	$—	$50	$279
Due from one to five years	92	—	—	306	380
Due from five to ten years	305	1,502	6	104	1,561
Due after ten years	8,554	—	—	305	8,315
Total debt securities available for sale	$9,033	$1,652	$6	$765	$10,535
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2024:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agency and GSE obligations	$—	$—	$1,345	$308	$1,345	$308
GSE certificates	46	—	1,085	166	1,131	166
Private Label collateralized mortgage obligations	—	—	17	1	17	1
GSE collateralized mortgage obligations	761	2	2,925	443	3,686	445
Asset-backed securities	—	—	193	3	193	3
Municipal bonds	—	—	5	—	5	—
Corporate bonds	—	—	341	23	341	23
Foreign notes	—	—	10	—	10	—
Capital trust notes	—	—	80	11	80	11
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$807	$2	$6,015	$957	$6,822	$959

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agency and GSE obligations	$181	$1	$1,362	$290	$1,543	$291
GSE certificates	312	5	843	141	1,155	146
Private Label collateralized mortgage obligations	29	1	—	—	29	1
GSE collateralized mortgage obligations	1,835	77	1,312	304	3,147	381
Asset-backed securities	—	—	228	5	228	5
Municipal bonds	—	—	6	—	6	—
Corporate bonds	—	—	343	22	343	22
Foreign notes	—	—	9	1	9	1
Capital trust notes	—	—	81	12	81	12
Equity securities	—	—	14	2	14	2
Total temporarily impaired securities	$2,357	$84	$4,198	$777	$6,555	$861

The investment securities having a continuous loss position for twelve months or more at June 30, 2024 consisted of two hundred thirty-seven agency collateralized mortgage obligations, six capital trusts notes, six asset-backed securities, twelve corporate bonds, thirty-six US government agency bonds, three hundred thirty-four mortgage-backed securities, one mutual fund, one municipal bond, two private collateralized mortgage obligations and one foreign note. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2023 consisted of eighty-four agency collateralized mortgage obligations, six capital trusts notes, eight asset-backed securities, twelve corporate bonds, thirty-seven US government agency bonds, three hundred two mortgage-backed securities, one mutual fund, one foreign debt and one municipal bond.

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of these criteria are met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

During the three months ended June 30, 2024 the Company recorded a $3 million allowance for credit losses related to a corporate debt security compared to $1 million recorded during the three months ended March 31, 2024.

None of the remaining unrealized losses identified as of June 30, 2024 or December 31, 2023 relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value adjustments for acquired loans:

	June 30, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Multi-family	$36,011	48.3%	$37,265	44.0%
Commercial real estate	9,961	13.3%	10,470	12.4%
One-to-four family first mortgage	5,790	7.8%	6,061	7.2%
Acquisition, development, and construction	3,217	4.3%	2,912	3.4%
Commercial and industrial(1)	15,088	20.2%	22,065	26.1%
Lease financing, net of unearned income of $218 and $258, respectively	2,731	3.7%	3,189	3.8%
Other	1,754	2.4%	2,657	3.1%
Total loans and leases held for investment (2)	$74,552	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,268)		(992)
Total loans and leases held for investment, net	73,284		83,627
Loans held for sale, at fair value	7,845		1,182
Total loans and leases, net	$81,129		$84,809
(1)Includes specialty finance loans and leases of $4.8 billion and $5.2 billion at June 30, 2024 and December 31, 2023, respectively.
(2)Excludes accrued interest receivable of $376 million and $423 million at June 30, 2024 and December 31, 2023, respectively, which is included in other assets in the Consolidated Statements of Condition.
Loans Held for Sale

Loans held for sale at June 30, 2024 totaled $7.8 billion, up from $1.2 billion at December 31, 2023. During the second quarter, we transferred all warehouse loans from the commercial and industrial portfolio within loans held for investment to loans held for sale. This balance was $6.4 billion at June 30, 2024.

We classify loans as held for sale when we originate or purchase loans that we intend to sell and when we change our intent about holding for investment. Loans held for sale are carried at fair value. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. Subsequent to June 30, 2024, approximately $6 billion of the warehouse loans were sold at their carrying amounts. Refer to Note 19 - Subsequent Events.
Asset Quality

All asset quality information excludes loans with government guarantees that are insured by U.S. government agencies. As of June 30, 2024, these loans totaled $486 million.

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases recording interest income, and previously accrued interest is reversed against interest income. A loan is only returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest received on non-accrual loans is recorded as a reduction in the carrying amount. At June 30, 2024 and December 31, 2023 we had no loans that were 90 days or more past due and still accruing.
The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2024:

(in millions)	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Past Due Loans	Remaining	Total Loans Receivable
Multi-family	$893	$794	$1,687	$34,324	$36,011
Commercial real estate	125	753	878	9,083	9,961
One-to-four family first mortgage	22	106	128	5,662	5,790
Acquisition, development, and construction	54	18	72	3,145	3,217
Commercial and industrial(1)	100	247	347	17,472	17,819
Other	10	24	34	1,720	1,754
Total	$1,204	$1,942	$3,146	$71,406	$74,552
(1)Includes lease financing receivables.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Past Due Loans	Remaining	Total Loans Receivable
Multi-family	$121	$138	$259	$37,006	$37,265
Commercial real estate	28	128	156	10,314	10,470
One-to-four family first mortgage	40	95	135	5,926	6,061
Acquisition, development, and construction	2	2	4	2,908	2,912
Commercial and industrial(1)	37	43	80	25,174	25,254
Other	22	22	44	2,613	2,657
Total	$250	$428	$678	$83,941	$84,619
(1)Includes lease financing receivables.

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family:
Pass	$22	$765	$7,116	$7,311	$6,330	$5,859	$54	$—	$27,457
Special Mention	—	—	460	123	437	641	—	—	1,661
Substandard	—	73	349	507	887	4,283	—	—	6,099
Non-accrual	—	—	71	50	112	561	—	—	794
Total Multi-family	22	838	7,996	7,991	7,766	11,344	54	—	36,011
Current-period gross write-offs	—	—	(13)	(19)	(6)	(49)	—	—	(87)
Commercial Real Estate:
Pass	$231	$832	$1,800	$1,168	$688	$2,819	$189	$1	$7,728
Special Mention	—	—	68	5	76	43	16	—	208
Substandard	—	—	222	50	127	873	—	—	1,272
Non-accrual	—	44	83	1	33	592	—	—	753
Total Commercial Real Estate	231	876	2,173	1,224	924	4,327	205	1	9,961
Current-period gross write-offs	—	—	(42)	—	(19)	(240)	—	—	(301)
One-to-Four Family
Pass	$173	$512	$2,493	$865	$206	$813	$82	$1	$5,145
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	—	—	—	—	—	537	—	—	537
Non-accrual	—	2	15	17	9	60	3	—	106
Total One-to-Four Family	173	514	2,508	882	215	1,412	85	1	5,790
Current-period gross write-offs	—	—	—	(1)	—	—	—	—	(1)
Acquisition, Development and Construction
Pass	$85	$488	$309	$279	$1	$13	$1,786	$—	$2,961
Special Mention	—	9	45	13	3	—	67	—	137
Substandard	—	1	4	15	—	—	81	—	101
Non-accrual	—	—	1	1	—	16	—	—	18
Total Acquisition, Development and Construction	85	498	359	308	4	29	1,934	—	3,217
Current-period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$576	$4,187	$3,488	$1,469	$899	$2,338	$4,167	$3	$17,127
Special Mention	18	22	27	24	12	27	26	—	156
Substandard	5	31	55	115	5	27	51	—	289
Non-accrual	0	11	185	4	15	13	19	—	247
Total Commercial and Industrial	$599	$4,251	$3,755	$1,612	$931	$2,405	$4,263	$3	$17,819
Current-period gross write-offs	(3)	(8)	(12)	(4)	(10)	(9)	—	—	(46)
Other Loans
Pass	$17	$43	$20	$9	$5	$88	$1,406	$142	$1,730
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	6	18	—	24
Total Other Loans	17	43	20	9	5	94	1,424	142	1,754
Current-period gross write-offs	(1)	(2)	(3)	(1)	(1)	(2)	—	—	(10)

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2023	2022	2021	2020	2019	Prior To 2019			Total
Multi-family:
Pass	$840	$7,945	$7,967	$7,310	$3,525	$6,537	$46	$—	$34,170
Special Mention	—	95	33	377	36	227	—	—	768
Substandard	—	21	176	237	451	1,304	—	—	2,189
Non-accrual	—	5	6	—	28	99	—	—	138
Total Multi-family	840	8,066	8,182	7,924	4,040	8,167	46	—	37,265
Current-period gross write-offs	—	(112)	—	—	—	(7)	—	—	(119)
Commercial Real Estate:
Pass	$880	$2,110	$1,182	$939	$1,011	$2,439	$172	$1	$8,734
Special Mention	—	122	12	—	116	106	11	—	367
Substandard	44	49	47	72	239	790	—	—	1,241
Non-accrual	—	—	1	—	4	123	—	—	128
Total Commercial Real Estate	924	2,281	1,242	1,011	1,370	3,458	183	1	10,470
Current-period gross write-offs	—	—	—	—	—	(56)	—	—	(56)
One-to-Four Family
Pass	$526	$2,627	$920	$210	$239	$721	$78	$7	$5,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	2	20	69	542	—	—	638
Non-accrual	1	11	17	8	18	37	—	3	95
Total One-to-Four Family	527	2,643	939	238	326	1,300	78	10	6,061
Current-period gross write-offs	—	—	—	—	(1)	(2)	—	—	(3)
Acquisition, Development and Construction
Pass	$406	$322	$298	$4	$4	$6	$1,685	$100	$2,825
Special Mention	—	—	24	30	—	—	3	—	57
Substandard	—	6	7	—	—	15	—	—	28
Non-accrual	—	1	1	—	—	—	—	—	2
Total Acquisition, Development and Construction	406	329	330	34	4	21	1,688	100	2,912
Current-period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$9,418	$3,547	$1,633	$984	$719	$791	$7,535	$56	$24,683
Special Mention	1	182	17	8	6	20	101	—	335
Substandard	7	24	43	16	38	33	32	—	193
Non-accrual	2	14	2	11	1	2	11	—	43
Total Commercial and Industrial	9,428	3,767	1,695	1,019	764	846	7,679	56	25,254
Current-period gross write-offs	(2)	(7)	(1)	(7)	—	(14)	—	—	(31)
Other Loans
Pass	$171	$346	$244	$133	$133	$117	$1,223	$268	$2,635
Non-accrual	—	2	1	1	1	2	4	11	22
Total Other Loans	171	348	245	134	134	119	1,227	279	2,657
Current-period gross write-offs	—	(3)	(4)	(1)	(2)	(4)	—	—	(14)

The classifications in the preceding tables are the most currently available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have potential weaknesses that deserve management’s close attention; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a possibility that the Company will sustain some loss); and non-accrual loans, which based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. One-to-four family loans are classified based on the duration of the delinquency.

When management determines that foreclosure is probable for loans that are individually evaluated, the expected credit losses are based on the fair value of the collateral adjusted for selling costs. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, the collateral-dependent practical expedient has been elected and expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For commercial real estate loans, collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Commercial real estate loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.

The following table summarizes the recorded investment of the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2024:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$896	$—
Commercial real estate	769	—
One-to-four family first mortgage	106	—
Acquisition, development, and construction	19	—
Commercial and industrial	—	240
Total collateral-dependent loans held for investment	$1,790	$240
At June 30, 2024 and December 31, 2023, the Company had $59 million and $81 million of residential mortgage loans in the process of foreclosure, respectively.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three Months Ended June 30, 2024
One-to-four family first mortgage	—	4	1	5	0.09%
Total	$—	$4	$1	$5
Three Months Ended June 30, 2023
Commercial real estate	8	—	—	8	0.08%
One-to-four family first mortgage	—	2	2	4	0.07%
Commercial and industrial	—	7	—	7	0.03%
Total	$8	$9	$2	$19

Six Months Ended June 30, 2024
Multi-family	$2	$—	$—	$2	0.01%
Commercial real estate	8	4	—	12	0.12%
One-to-four family first mortgage	—	5	2	7	0.12%
Commercial and industrial	—	7	1	8	0.04%
Total	$10	$16	$3	$29
Six Months Ended June 30, 2023
Commercial real estate	52	—	—	52	0.49%
One-to-four family first mortgage	—	3	3	6	0.10%
Commercial and industrial	—	7	—	7	0.03%
Total	$52	$10	$3	$65

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three months ended June 30, 2024
One-to-four family first mortgage	4.76%	3.65%	10.56
Commercial and industrial	8.51	6.00	1.0
Three Months Ended June 30, 2023
Commercial real estate	8.00%	4.0%
One-to-four family first mortgage	6.05	4.8	13.6
Commercial and industrial	—	—	0.76

Six months ended June 30, 2024
Multi-family	8.08%	6.0%
Commercial real estate	8.13	7.0
One-to-four family first mortgage	4.69	3.7	12.2
Commercial and industrial	7.44	6.3	0.4
Other Consumer	10.72	4.3	1.8
Six months ended June 30, 2023
Commercial real estate	10.09%	4.0%
One-to-four family first mortgage	5.47	4.4	13.0
Commercial and industrial	—	—	0.76

As of June 30, 2024, there were $1 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the first six months of 2024 and $2 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the first six months of 2024.

As of June 30, 2023, there were $3 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the first six months of 2023 and $3 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the first six months of 2023.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at June 30, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	June 30, 2024
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$26	$97	$—	123
Commercial real estate	21	3	78	102
One-to-four family first mortgage	$8	$—	$9	$17
Commercial and industrial	3	2	8	13
Other Consumer	—	—	1	1
Total	$58	$102	$96	$256

The following table provides a summary of loan balances at June 30, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through June 30, 2023, by class of financing receivable and delinquency status:

	June 30, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
One-to-four family first mortgage	$—	$—	$6	$6
Total	$—	$—	$6	$6

Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family First Mortgage	Acquisition, Development, and Construction	Other	Total
Three months ended June 30, 2024	(in millions)
Balance, beginning of period	$469	$434	$42	$48	$222	$1,215
Charge-offs	(76)	(237)	(1)	—	(40)	(354)
Recoveries	—	—	—	—	5	5
Provision for (recovery of) credit losses on loans and leases	225	131	(1)	(5)	52	402
Balance, end of period	$618	$328	$40	$43	$239	$1,268
Three months ended June 30, 2023
Balance, beginning of period	$171	$53	$39	$20	$267	$550
Charge-offs	—	—	(1)	—	(2)	(3)
Recoveries	—	—	—	—	4	4
Provision for (recovery of) credit losses on loans and leases	21	16	7	3	(4)	43
Balance, end of period	$192	$69	$45	$23	$265	$594

Six months ended June 30, 2024
Balance, beginning of period	$307	$366	$47	$36	$236	$992
Charge-offs	(87)	(301)	(1)	—	(56)	(445)
Recoveries	1	—	—	—	13	14
Provision for (recovery of) credit losses on loans and leases	397	263	(6)	7	46	707
Balance, end of period	$618	$328	$40	$43	$239	$1,268
Six months ended June 30, 2023
Balance, beginning of period	$178	$46	$46	$20	$103	$393
Adjustment for Purchased PCD Loans	—	—	—	—	13	13
Charge-offs	—	—	(2)	—	(6)	(8)
Recoveries	—	—	—	—	9	9
Provision for (recovery of) credit losses on loans and leases	14	23	1	3	146	187
Balance, end of period	$192	$69	$45	$23	$265	$594

At June 30, 2024, the allowance for credit losses on loans and leases was $1.3 billion compared to $1.0 billion at December 31, 2023, up $276 million. Market interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the next 18 months. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

Our allowance for credit losses is determined based on quantitative modeling that incorporates and weighs economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for multi-family loans.

As of June 30, 2024 and December 31, 2023, the allowance for unfunded commitments totaled $58 million and $52 million, respectively.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.70 percent at June 30, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.72 percent at June 30, 2024, compared to 1.26 percent at December 31, 2023.

The following table presents additional information about the Company’s non-accrual loans at June 30, 2024:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Non-accrual loans with no related allowance:
Multi-family	$757	$—	$13
Commercial real estate	618	—	17
One-to-four family first mortgage	88	—	—
Acquisition, development, and construction	15	—	1
Other (includes commercial and industrial)	25	—	—
Total non-accrual loans with no related allowance	$1,503	$—	$31
Non-accrual loans with an allowance recorded:
Multi-family	$37	$7	$1
Commercial real estate	135	35	5
One-to-four family first mortgage	18	1	—
Acquisition, development, and construction	3	1	—
Other (includes commercial and industrial)	246	74	4
Total non-accrual loans with an allowance recorded	$439	$118	$10
Total non-accrual loans:
Multi-family	$794	$7	$14
Commercial real estate	753	35	22
One-to-four family first mortgage	106	1	—
Acquisition, development, and construction	18	1	1
Other (includes commercial and industrial)	271	74	4
Total non-accrual loans	$1,942	$118	$41

The following table presents additional information about the Company’s non-accrual loans at December 31, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Non-accrual loans with no related allowance:
Multi-family	$134	$—	$5
Commercial real estate	53	—	2
One-to-four family first mortgage	85	—	—
Other (includes commercial and industrial)	22	—	—
Total non-accrual loans with no related allowance	$294	$—	$7
Non-accrual loans with an allowance recorded:
Multi-family	$4	$—	$—
Commercial real estate	$75	$17	$3
One-to-four family first mortgage	11	2	—
Other (includes commercial and industrial)	44	28	—
Total non-accrual loans with an allowance recorded	$134	$47	$3
Total non-accrual loans:
Multi-family	$138	$—	$5
Commercial real estate	128	17	5
One-to-four family first mortgage	96	2	—
Other (includes commercial and industrial)	66	28	—
Total non-accrual loans	$428	$47	$10

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At June 30, 2024 and December 31, 2023, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $26 million and $280 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income on lease financing (1)	$35	$32	$73	$52
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2024 and December 31, 2023, the carrying value of net investment in leases, excluding purchase accounting adjustments was $3.0 billion and $3.5 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	June 30, 2024	December 31, 2023
Net investment in the lease - lease payments receivable	$2,625	$3,187
Net investment in the lease - unguaranteed residual assets	360	321
Total lease payments	$2,985	$3,508

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	June 30, 2024
2024	$268
2025	432
2026	703
2027	446
2028	267
Thereafter	869
Total lease payments	$2,985
Plus: deferred origination costs	28
Less: unearned income	(218)
Less: purchase accounting adjustment	(64)
Total lease finance receivables, net	$2,731

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
Right of use asset assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the vast majority of the leases do not provide an implicit rate, the incremental borrowing rate (FHLB borrowing rate) is used based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. The operating lease right of use asset is measured at cost, which includes the initial measurement of the lease liability, prepaid rent and initial direct costs incurred by the Company, less incentives received.
Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred.

The components of lease expense were as follows:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$20	$25	$38	$35
Total lease cost	$20	$25	$38	$35

Supplemental cash flow information related to the leases for the following periods:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$20	$36	$30

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets (1)	$414	$426
Operating lease liabilities (2)	$436	$446
Weighted average remaining lease term	10.7 years	11.2 years
Weighted average discount rate %	4.71%	4.71%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	June 30, 2024
Maturities of lease liabilities:
2024	$37
2025	70
2026	62
2027	55
2028	48
Thereafter	293
Total lease payments	$565
Less: imputed interest	$(129)
Total present value of lease liabilities	$436

Note 9 - Mortgage Servicing Rights

The Company has investments in mortgage servicing rights that result from the sale of loans to the secondary market for which we retain the servicing. The Company accounts for mortgage servicing rights at fair value. A primary risk associated with mortgage servicing rights is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company utilizes derivatives as economic hedges to offset changes in the fair value of the mortgage servicing rights resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our mortgage servicing rights risk, see Note 14 - Derivative and Hedging Activities. Subsequent to June 30, 2024, the Company entered into an agreement to sell all of its mortgage servicing rights for an amount equal to their carrying amount at the date of the agreement. See Note 19 - Subsequent Events.

Changes in the fair value of residential first mortgage servicing rights ("MSRs") were as follows:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$1,092	$1,034	$1,111	$1,033
Additions from loans sold with servicing retained	58	43	100	81
Reductions from sales	—	(51)	(69)	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(34)	(16)	(60)	(34)
Changes in estimates of fair value due to interest rate risk (1) (2)	6	21	40	2
Fair value of MSRs at end of period	$1,122	$1,031	$1,122	$1,031
(1)Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Income and Comprehensive Income.
(2)Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2024
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.2%	$(20)	$(39)
Constant prepayment rate	7.9%	(40)	(77)
Weighted average cost to service per loan	$68	$(11)	$(22)

	December 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.4%	$(20)	$(39)
Constant prepayment rate	7.9%	(37)	(71)
Weighted average cost to service per loan	$69	$(10)	$(21)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of mortgage servicing rights, see Note 16 - Fair Value Measures.
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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$58	$54	$116	$110
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(34)	(16)	(60)	(34)
Changes in fair value due to interest rate risk	6	21	40	2
Gain on MSR derivatives (2)	(11)	(35)	(55)	(32)
Net transaction costs	—	2	(1)	1
Total return (loss) included in net return on mortgage servicing rights	$19	$26	$40	$47
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the mortgage servicing rights.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$33	$38	$70	$74
Charges on subserviced custodial balances (2)	(42)	(40)	(78)	(69)
Other servicing charges	1	(1)	2	(2)
Total income (loss) on mortgage loans subserviced, included in loan administration income	$(8)	$(3)	$(6)	$3
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of June 30, 2024 and December 31, 2023.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $168 million as of June 30, 2024 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	June 30, 2024	December 31, 2023
Wholesale borrowings:
FHLB advances	$22,750	$19,250
Federal Reserve Bank term funding	1,000	1,000
Federal Reserve Bank Discount Window	4,000	—
Repurchase agreements	121	—
Total wholesale borrowings	$27,871	$20,250
Junior subordinated debentures	580	579
Subordinated notes	441	438
Total borrowed funds	$28,892	$21,267

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $174 million and $50 million, respectively, at June 30, 2024 and December 31, 2023.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at June 30, 2024 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2024	$8,100	5.05	$8,600	4.96
2025	3,500	5.68	3,750	5.53
2026	4,000	5.79	4,000	5.79
2027	4,000	5.15	4,000	5.15
2028	2,400	5.62	2,400	5.62
2032	750	3.54	—	—
Total FHLB advances	$22,750		$22,750
(1)Does not included the effect of interest rate swap agreements. Represents current coupon rate; most advances are floating rate.

FHLB advances include straight fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

Federal Reserve Advances

The discount window borrowing with the Federal Reserve matures in September 2024, and the term funding matures in December 2024.

Junior Subordinated Debentures

The Company had $609 million at both June 30, 2024 and December 31, 2023, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at June 30, 2024:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$147	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	7.20%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	8.85%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	7.24%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.85%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)	8.84%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.84%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)	7.59%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)	7.59%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	7.35%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	7.06%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)	7.05%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)	8.10%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Acquisition fair value adjustments of $29 million.

Subordinated Notes

The Company had $441 million in subordinated notes outstanding at June 30, 2024, and $438 million outstanding at December 31, 2023. All of the subordinated notes include a fixed rate of interest for a contractual period of time and then are floating thereafter as summarized in the table and information below.

	Date of Original Issue	Stated Maturity	Interest Rate at June 30, 2024	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	8.378%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes bore interest at an initial rate of 5.90% per annum payable semi-annually. From and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month Secured Overnight Financing Rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to Secured Overnight Financing Rate thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions)	Pension Benefits	Post- Retirement Benefits (2)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$1	$—	$2	$—	$2	$—	$3	$—
Expected return on plan assets	(4)	—	(3)	—	(8)	—	(7)	—
Amortization of net actuarial loss	1	—	1	—	2	—	3	—
Net periodic (credit) expense	$(2)	$—	$—	$—	$(4)	$—	$(1)	$—
(1)Amounts are included in General and administrative expense on the Consolidated Statements of Income and Comprehensive Income.
(2)Post-retirement benefits balances round to zero

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2024. The Company does not expect to make any contributions to its pension plan in 2024.

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At June 30, 2024, the Company had a total of 14,992,035 shares (reflective of the 1-for-3 reverse stock split effected July 11, 2024) available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 728,711 shares of restricted stock, with an average fair value of $8.70 per share on the date of grant, during the six months ended June 30, 2024.

Compensation and benefits expense related to the restricted stock awards is recognized on a straight-line basis over the vesting period and totaled $22 million and $18 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $85 million. This amount will be recognized over a remaining weighted average period of 2.1 years.

Forfeitures of Restricted Stock Awards are accounted for as they occur.

Stock Options
On March 6, 2024 the Company granted 6,333,333 stock options (1,333,333 vest on March 6, 2025 and 5,000,000 vest in 12 equal quarterly installments on the final day of each quarter beginning June 30, 2024) to senior executives of the Company. These options expire on March 6, 2034. On April 25, 2024 the Company granted 3,000,000 stock options to senior executives of the Company; these options vest in three equal installments on each of the first three anniversaries of the grant date and expire on April 25, 2031. On June 21, 2024 the Company granted 1,000,000 stock options to senior executives of the Company which vest in three equal installments on each of the first three anniversaries of the grant date. These options expire on June 21, 2031. All relevant share information related to stock options is reflective of the 1-for-3 reverse stock split effected July 11, 2024. The Company generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants, although measurements for long-dated options are difficult due to lack of market data appropriate for the instrument lives. No stock options were forfeited during the six months ended June 30, 2024. The Company estimates the options granted in the six months ended June 30, 2024 to have a grant date fair-value of $58 million, which will be recognized in compensation expense over the vesting period.

The following table summarizes stock options activity for the period indicated:

(in thousands, except per share data)	Six months ended June 30, 2024
Stock Options	Number of Options(1)	Weighted- Average Exercise Price per Share(1)
Outstanding as of January 1	$—	$—
Granted	10,333	7.80
Vested	(417)	6.00
Forfeited	—	—
Unvested at end of period	9,917	7.88
Exercisable at end of period	417
(1) On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effected July 11, 2024. See Note 19 - Subsequent Events.

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

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Condition. The Company's policy is to present our derivative assets and derivative liabilities on the Consolidated Statements of Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.
Derivatives not designated as hedging instruments. The Company maintains a derivative portfolio of interest rate swaps, foreign currency swaps, futures, swaptions and forward commitments used to manage exposure to changes in interest rates and mortgage servicing right asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward sale commitments and U.S. Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of Income and Comprehensive Income.

During the three months ended June 30, 2024 we de-designated and terminated all of our derivatives that were designated in a cash flow or fair value hedge relationship. This action was taken to reduce our asset sensitivity and bring the balance sheet to an interest rate neutral position and did not have any immediate impact to earnings. The remaining impact from the cash flow hedge relationships will be reclassified from other comprehensive income into income over the life of the hedged items.
Derivatives designated as hedging instruments. The Company has previously designated certain interest rate swaps as cash flow hedges on overnight Secured Overnight Financing Rates-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives previously designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At June 30, 2024, the Company had $88 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $10 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded other comprehensive loss at December 31, 2023.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary.
Fair Value of Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in interest rates. The Company previously used interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involved the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed rate assets. For derivatives previously designated and that qualified as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in interest income. The fair value basis adjustments remaining from discontinued hedges are recognized in interest income over the remaining life of the hedged items.

For the six months ended June 30, 2024, interest income from loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $8 million due to the floating rate payments received on the swaps being greater than the fixed rate payments, as well as the accretion of the fair value basis adjustment subsequent to discontinuance of the hedges.

The fair value basis adjustment on our previously hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $5.9 billion at June 30, 2024, of which unrealized gains of $31 million were due to the discontinued fair value hedge relationship.

The following tables set forth information regarding the Company’s derivative financial instruments:

	June 30, 2024
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives not designated as hedging instruments:
Assets
Futures	$765	$—	$—	2024
Mortgage-backed securities forwards	1,823	9	—	2024
Rate lock commitments	1,951	9	—	2024
Interest rate swaps and swaptions	5,335	111	—	2024-2041
Liabilities
Mortgage-backed securities forwards	$958	$—	$9	2024
Rate lock commitments	563	—	5	2024
Interest rate swaps and swaptions	3,310	—	63	2024-2054

	December 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Date
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$2	2025-2028
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	—	1	2025-2027
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	1,012	11	—	2024
Rate lock commitments	1,490	12	—	2024
Interest rate swaps and swaptions	5,431	115	—	2024-2041
Liabilities
Futures	2,235	—	1	2024
Mortgage-backed securities forwards	1,048	—	32	2024
Rate lock commitments	77	—	3	2024
Interest rate swaps and swaptions	2,720	—	59	2024-2054

The following table presents the derivatives subject to a master netting agreement, including the cash pledged as collateral:

	June 30, 2024
				Gross Amounts Not Offset in the Statements of Condition
(in millions)	Gross Amount	Gross Amounts Netted in the Statements of Condition	Net Amount Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$9	$—	$9	$—	$—
Interest rate swaptions	111	—	111	—	(3)
Futures	—	—	—	—	—
Total derivative assets	$120	$—	$120	$—	$(3)
Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	9	—	9	—	8
Interest rate swaps (1)	63	—	63	—	97
Total derivative liabilities	$72	$—	$72	$—	$106
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

Interest rate swaps with notional amounts totaling $5.5 billion as of December 31, 2023 were designated as cash flow hedges of certain FHLB borrowings. There were no designated hedging relationships as of June 30, 2024.

The following table presents the effect of the Company’s cash flow derivative instruments on accumulated other comprehensive loss:

	Three Months Ended,		Six Months Ended,
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amount of gain (loss) recognized in accumulated other comprehensive loss	$52	$124	$143	$34
Amount of reclassified from accumulated other comprehensive loss to interest expense	$(16)	$(6)	$(39)	$(12)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. We will recognize $22 million lower interest expense over the next rolling twelve month period related to the reclassification.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		Three Months Ended,		Six Months Ended,
(dollars in millions)		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$1	$5	$3	$3
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(3)	(29)	(37)	(22)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(9)	(11)	(21)	(13)
Rate lock commitments and US Treasury futures	Net gain on loan sales	1	18	23	38
Interest rate swaps (1)	Other non-interest income	(2)	1	(5)	1
Total derivative (loss) gain		$(12)	$(16)	$(37)	$7
(1) Includes customer-initiated commercial interest rate swaps.

Note 15 - Intangible Assets
Finite-lived Intangible Assets
At June 30, 2024, intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(172)	$528	$700	$(113)	$587
Other intangible assets	56	(27)	29	56	(18)	38
Total other intangible assets	$756	$(199)	$557	$756	$(131)	$625

As of June 30, 2024 the weighted average amortization period for core deposit intangibles and other intangible assets is 8.7 years and 3.6 years, respectively. Core deposit intangibles are amortized over the estimated useful life using the sum of years digits amortization method.

The estimated amortization expense of core deposit intangibles and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2024	$65
2025	107
2026	94
2027	81
2028	68
Total	$415

Note 16 - Fair Value Measures
U.S. generally accepted accounting principles sets forth a definition of fair value, establishes a consistent framework for measuring fair value, and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. U.S. generally accepted accounting principles also clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, U.S. generally accepted accounting principles establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	June 30, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,153	$—	$1,153
GSE collateralized mortgage obligations	—		7,130	—	7,130
Private label collateralized mortgage obligations	—		135	33	168
Total mortgage-related debt securities	$—		$8,418	$33	$8,451
Other Debt Securities Available for Sale:
GSE debentures	$—		$1,344	$—	$1,344
Asset-backed securities	—		269	—	269
Municipal bonds	—		6	—	6
Corporate bonds	—		341	—	341
Foreign notes	—		35	—	35
Capital trust notes	—		89	—	89
Total other debt securities	$—		$2,084	$—	$2,084
Total debt securities available for sale	$—		$10,502	$33	$10,535
Equity securities:
Mutual funds and common stock	$—		$14	$—	$14
Total equity securities	$—		$14	$—	$14
Total securities	$—		$10,516	$33	$10,549
Loans held for sale
Residential first mortgage loans	$—		$1,259	$—	$1,259
Acquisition, development, and construction	—		158	—	158
Commercial and industrial loans	—	—	34	—	34
Loans held-for-investment
Residential first mortgage loans	—		68	—	68
Derivative assets
Interest rate swaps and swaptions	—		111	—	111
Rate lock commitments (fallout-adjusted)	—		—	9	9
Mortgage-backed securities forwards	—		9	—	9
Mortgage servicing rights	—		—	1,122	1,122
Total assets at fair value	$—		$12,155	$1,164	$13,319
Derivative liabilities
Mortgage-backed securities forwards	$—		$9	$—	$9
Interest rate swaps and swaptions	—		63	—	63
Rate lock commitments (fallout-adjusted)	—		—	5	5
Total liabilities at fair value	$—		$72	$5	$77

	December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,221		$—	$1,221
GSE collateralized mortgage obligations	—	5,162		—	5,162
Private label collateralized mortgage obligations	—	148		32	180
Total mortgage-related debt securities	$—	$6,531		$32	$6,563
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$198	$—		$—	$198
GSE debentures	—	1,609		—	1,609
Asset-backed securities	—	302		—	302
Municipal bonds	—	6		—	6
Corporate bonds	—	343		—	343
Foreign notes	—	34		—	34
Capital trust notes	—	90		—	90
Total other debt securities	$198	$2,384		$—	$2,582
Total debt securities available for sale	$198	$8,915		$32	$9,145
Equity securities:
Mutual funds and common stock	—	14		—	14
Total equity securities	$—	$14		$—	$14
Total securities	$198	$8,929		$32	$9,159
Loans held for sale
Residential first mortgage loans	$—	$770		$—	$770
Acquisition, development, and construction	—	123		—	$123
Commercial and industrial loans	—	9		—	$9
Derivative assets
Interest rate swaps and swaptions	—	115		—	115
Rate lock commitments (fallout-adjusted)	—	—		12	12
Mortgage-backed securities forwards	—	11		—	11
Mortgage servicing rights	—	—		1,111	1,111
Total assets at fair value	$198	$9,957		$1,155	$11,310
Derivative liabilities
Mortgage-backed securities forwards	—	32		—	32
Futures		1			1
Interest rate swaps and swaptions	—	59		—	59
Rate lock commitments (fallout-adjusted)	—	—	.	3	3
Total liabilities at fair value	$—	$92		$3	$95

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Period	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Period
Three Months Ended June 30, 2024
Assets
Mortgage servicing rights (1)	$1,092	$(28)	$58	$—	—	—	$1,122
Private label collateralized mortgage obligations	33	—	—	—	—	—	33
Rate lock commitments (net) (1)(2)	8	(2)	17	—	—	(19)	4
Totals	$1,133	$(30)	$75	$—	$—	$(19)	$1,159
Three Months Ended June 30, 2023
Assets
Mortgage servicing rights (1)	$1,034	$5	$43	$(51)	—	—	$1,031
Rate lock commitments (net) (1)(2)	8	(17)	25			(16)	—
Totals	$1,042	$(12)	$68	$(51)	$—	$(16)	$1,031

Six Months Ended June 30, 2024
Assets
Mortgage servicing rights (1)	$1,111	$(20)	$100	$(69)	$—	$—	$1,122
Private label collateralized mortgage obligations	—	—	—	—	—	33	33
Rate lock commitments (net) (1)(2)	9	(3)	29	—	—	(31)	4
Totals	$1,120	$(23)	$129	$(69)	$—	$2	$1,159
Six Months Ended June 30, 2023
Assets
Mortgage servicing rights (1)	$1,033	$(32)	$81	$(51)		—	$1,031
Rate lock commitments (net) (1)(2)	(1)	(28)	60	—	—	(31)	—
Totals	$1,032	$(60)	$141	$(51)	$—	$(31)	$1,031
(1)We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
(2)Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to loans held for sale, which are classified as Level 2 assets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2024 and December 31, 2023:

June 30, 2024	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,122	Discounted cash flows	Option adjusted spread	4.7% - 21.6% (5.1%)
			Constant prepayment rate	—% - 10.3% (7.9%)
			Weighted average cost to service per loan	$65 - $90 ($68)
Private Label collateralized mortgage obligations	$33	Discounted cash flows	Constant default rates	0.10% - 0.20%
			Weighted average life	7.88 - 11.30
Rate lock commitments (net)	$4	Consensus pricing	Origination pull-through rate	69.10%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,111	Discounted cash flows	Option adjusted spread	5.0% - 21.7% (5.4%)
			Constant prepayment rate	—% - 10.0% (7.9%)
			Weighted average cost to service per loan	$65 - $90 ($69)
Private Label collateralized mortgage obligations	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.8
Rate lock commitments (net)	$9	Consensus pricing	Origination pull-through rate	64.30%

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2024 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)			$1,951	$1,951
Other assets(1)			52	52
Total	$—	$—	$2,003	$2,003
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2024 and December 31, 2023:

	June 30, 2024
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$18,990	$18,990	$18,990
FHLB and FRB stock (1)	1,565	1,565	—		1,565
Loans and leases held for investment, net	73,284	68,431	—				68,431
Financial Liabilities:
Deposits	$79,032	$78,660	$50,252	(2)	$28,408	(3)
Borrowed funds	28,892	28,770			28,770
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

Mortgage Servicing Rights
The significant unobservable inputs used in the fair value measurement of the mortgage servicing rights are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of mortgage servicing rights. For June 30, 2024, the weighted average life (in years) for the entire portfolio was 7.09.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2024 and December 31, 2023.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on loans held for sale is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(in millions)	Three Months Ended,		Six Months Ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Assets
Loans held for sale
Net gain on loan sales	$12	$1	$15	$29

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2024			December 31, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance		Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$16	$16	$—	$2		$2	$—
Total non-accrual loans	16	16	—	2		2	—
Other performing loans:
Loans held for sale	1,410	1,435	25	869		894	25
Loans held-for-investment	70	68	(2)	—		—	—
Total other performing loans	1,480	1,503	23	869		894	25
Total loans:
Loans held for sale	1,426	1,451	25	871		896	25
Loans held-for-investment	70	68	(2)	—	—	—	—
Total loans	$1,496	$1,519	$23	$871		$896	$25

Note 17 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize the Company's preferred stock giving effect to the reverse stock split as if it had been effective at June 30, 2024 (See Note 19 - Subsequent Events):

Preferred Stock Series	Amount Outstanding (in millions)	Issued Date	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	March 17, 2017	5,000,000	515,000	515,000	$0.01	$1,000
13.00% Fixed Rate Perpetual Noncumulative Convertible Series B	$258	March 11, 2024	267,062	192,062	192,062	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C		March 11, 2024	523,369	256,307	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$—	N/A	315,000	—	—	$0.01	$0.0001

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month Secured Overnight Financing Rate plus 408.26 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. In the second quarter of 2024, we paid dividends on our Series A preferred stock of $15.94 per share.

Series B Preferred Stock

As of June 30, 2024, each share of Series B Noncumulative Convertible Preferred Stock (the “Series B Preferred Stock”) was automatically convertible into 1,000 shares of our common stock (or one share of Series C Preferred Stock in limited circumstances) in the event of a transfer consistent with the rules and limitations of Regulation Y (a "Reg Y Transfer"). As of June 30, 2024, the issued and outstanding shares of Series B Preferred Stock represented the right (on an as converted basis) to receive approximately 64 million shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

On June 5, 2024, shareholders approved (a) an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of our common stock from 300,000,000 to 666,666,666; and (b) the issuance of shares of our common stock in connection with the March 2024 capital raise pursuant to New York Stock Exchange listing rules (the “Stockholder Approvals”). In accordance with the Series B Preferred Stock Certificate of Designations, upon obtaining the Stockholder Approvals, the quarterly non-cumulative cash dividend (annual rate of 13 percent) and liquidation preference rights ceased to apply. Shares of Series B Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as the holders of common stock, including for the dividend declared and paid by the Company on June 17, 2024, and (b) rank as equal to the Common Stock in any liquidation of the Company.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in the control of the Company. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable.

Series C Preferred Stock

All of the issued and outstanding shares of the Company's Series C Noncumulative Convertible Preferred Stock (“Series C Preferred Stock”) have converted into shares of common stock in accordance with the terms of the Series C Certificate of Designation as of June 30, 2024.

Warrants

Warrants to purchase shares of a new class of non-voting, common-equivalent preferred stock of the Company, par value $0.01 per share (the "Series D NVCE Stock") for an initial exercise price of $2,500 per share were issued in conjunction with the March 2024 capital raise. The warrants are not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrant, as a result of the dividend paid on shares of our common stock on June 17, 2024, the exercise price of the Warrants was reduced to $2,492. The terms of the Warrants prescribe net settlement in shares. All the Warrants issued and outstanding as of June 30, 2024 entitled the holders thereof to receive 315,000 shares of Series D NVCE Stock (subject to net settlement of shares). As of June 30, 2024, no shares of Series D Non-Voting Common Equivalent Stock of the Company (“Series D NVCE Stock”) have been issued. Shares of Series D NVCE Stock are issuable upon the exercise of the Warrant.

Note 18 - Commitments and Contingencies

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements and Federal Reserve Bank borrowings, among other purposes. We had pledged investment securities of $9.4 billion and $2.8 billion at June 30, 2024 and December 31, 2023, respectively. In addition, the Company had $55.9 billion and $43.1 billion of loans pledged between the FHLB-NY and the Federal Reserve Bank Discount Window to serve as collateral for its wholesale borrowings at the respective period-ends.

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Financial Condition. The majority of the outstanding loan commitments were expected to close within 90 days.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

(in millions)	June 30, 2024	December 31, 2023
Multi-family and commercial real estate	$33	$52
One-to-four family including interest rate locks	3,133	1,694
Acquisition, development, and construction	3,227	3,926
Warehouse loan commitments	4,770	7,074
Other loan commitments	10,736	11,315
Total loan commitments	$21,899	$24,061
Commercial, performance stand-by, and financial stand-by letters of credit	814	915
Total commitments	$22,713	$24,976

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a variety of business transactions and to enhance their credit standings. These guarantees are recorded at their respective fair values in “Other liabilities” in the Consolidated Statements of Condition. The Company considers the fair value of the guarantees to equal the consideration received.
The following table summarizes the Company’s guarantees and indemnifications at June 30, 2024:

(in millions)	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$631
Performance stand-by letters of credit	26
Commercial letters of credit	157
Total letters of credit	$814

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

At June 30, 2024, the Company had no commitments to purchase securities.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business, including stockholder class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our recent acquisition of Flagstar and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes).
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
Note 19 - Subsequent Events

On July 11, 2024, a previously announced reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-3 took effect. On the effective date, every three shares of common stock issued and outstanding or held by the Company in treasury were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price, share-based vesting criteria and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. The impact of the reverse stock split on the Company's preferred stock and warrants is discussed within Note 17 - Mezzanine and Stockholders' Equity. No fractional shares were issued as a result of the reverse stock split. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted EPS retroactively for all periods presented in the financial statements and related notes.

On July 22, 2024 the Company announced that it had closed on the sale of approximately $6 billion of mortgage warehouse loans to JP Morgan Chase Bank, N.A. The Company expects to close on an additional $200 million of mortgage warehouse loans in the near future, once necessary customer approvals are received. We expect to recognize certain expenses associated with the mortgage warehouse sale in the third quarter.

On July 25, 2024, the Company announced that it had entered into a definitive agreement to sell its residential mortgage servicing business, including mortgage servicing rights and third-party origination platform, to Mr. Cooper, a leading mortgage originator and servicer, for approximately $1.4 billion. The transaction is expected to close during the fourth quarter of 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Control environment: Our Board of Directors did not exercise sufficient oversight responsibilities which led to us lacking a sufficient complement of qualified leadership resources to conduct effective risk assessment and monitoring activities.

Risk assessment: We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including internal loan review that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates.

Monitoring: Our recurring monitoring activities over process level control activities, including internal loan review were not operating effectively.

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2024.

Remediation Status of Reported Material Weaknesses

The Company is continuing to actively work to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses, including governance and oversight to ensure an effective control environment.

To address the material weakness in our control environment, we have taken the following actions:
•Appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee.

While we believe our actions will be effective in remediating the material weakness in our control environment. The material weakness in our control environment will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that our efforts have been effective. Accordingly, the material weakness in our control environment was not remediated as of June 30, 2024.

To address the material weakness in our risk assessment processes, we have taken or are in the process of taking the following actions:
•Appointed a new Chief Risk Officer, a new Chief Credit Officer and we undertook a process that is currently underway of identifying and appointing a new Director of Internal Loan Review with prior large bank commercial loan experience.
•We are evaluating the current depth and breadth of our internal loan review program to determine necessary changes to the scoping approach and the risk assessment and identification processes.

While we expect to continue to make significant progress towards remediation of the material weakness in our risk assessment processes during 2024. We are also continuing to assess the need for additional remediation steps. Accordingly, the material weakness in our risk assessment process was not remediated as of June 30, 2024.

To address the material weakness in our monitoring activities, we have taken the following actions:
•Increased the frequency and nature of reporting from our internal loan review team and first line business units to the Risk Assessment Committee to support the Board of Director's risk oversight role.

While we expect to continue to make significant progress towards remediation of the material weakness in our monitoring activities during 2024. We are also continuing to assess the need for additional remediation steps. Accordingly, the material weakness in our monitoring activities was not remediated as of June 30, 2024.

To address the material weakness related to internal loan review control activities, we have taken or are in the process of taking the following actions:
•Expanding the use of independent credit analysis and reducing the Company's reliance on tools and analysis prepared by our lines of business.
•Improving the Credit Review team's ability and stature within the organization to independently challenge risk rating scorecard model methodologies and results.
•Assessing the adequacy of staffing levels and expertise within the Company’s internal loan review practices, considering, among other things, the size, complexity, and risk profile of the Company's loan portfolio and while in the hiring process are utilizing third parties to increase independent credit review capacity to deal with emerging risk and the pace of change in our portfolio.
•Providing additional risk rating process training for all employees involved in the lending process.

While we expect to continue to make significant progress towards remediation of the material weakness related to our loan review control activities during 2024, we are unable to confirm at this time a specific date for remediation. We are also continuing to assess the need for additional remediation steps. Accordingly, the material weakness related to our loan review control activities was not remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Except for the actions noted above related to remediation of the Company's material weaknesses, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. In extreme situations, withdrawals could exceed our capacity to fund the withdrawals and lead to financial failure of the Company. As of June 30, 2024, approximately 19 percent of our total deposits of $79.0 billion were not FDIC-insured.

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

In addition to mitigating credit risk through our underwriting processes, we attempt to recognize such risk through the establishment of an allowance for credit losses. The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model or current expected credit loss. Current expected credit loss may result in greater volatility in the level of the allowance for credit losses, depending on various assumptions and factors used in determining the allowance for credit losses principally through mathematical modeling. If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made.

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

Our concentration in multi-family loans and commercial real estate loans could expose us to increased lending risks and related loan losses.

At June 30, 2024, $36.0 billion or 48.3 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $10.0 billion or 13.4 percent consisted of commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2024, $2.8 billion, or 28.0 percent of our commercial real estate loan portfolio was secured by office buildings. We may incur future losses on commercial real estate loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of less need for office space due to more people working from home or other factors.

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

Economic weakness in the New York City metropolitan region, where the majority of the properties collateralizing our multi- family, commercial real estate, and acquisition, development and construction loans, and the majority of the businesses collateralizing our other commercial and industrial loans, are located could have an adverse impact on our financial condition and results of operations.

Our business depends significantly on general economic conditions in the New York City metropolitan region, where the majority of the buildings and properties securing the multi-family, commercial real estate, and acquisition, development and construction loans we originate for investment and the businesses of the customers to whom we make our other commercial and industrial loans are located. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents, due to such factors, or for other reasons, such as new legislation, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income. Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain the level of cash dividends we currently pay to our stockholders.

Legal and Regulatory Risk

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the Federal Reserve Board and the Office of the Comptroller of the Currency. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile, and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand. Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require bank holding companies and banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock. In addition, failure to meet established capital requirements could result in the Federal Reserve Board and/or Office of the Comptroller of the Currency placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

Our results of operations could be materially affected by the imposition of restrictions on our operations by bank regulators, further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the Office of the Comptroller of the Currency; (2) the FDIC; (3) the Federal Reserve Board-NY; and (4) the Consumer Financial Protection Bureau, as well as state licensing restrictions and limitations regarding certain consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations, including restrictions on the operation of a bank or a bank holding company and changes in FDIC deposit insurance premium assessments. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

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

As a financial institution, we are subject to a number of risks, including interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational. Our Enterprise Risk Management framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated. For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective Enterprise Risk Management framework, as well as other risk factors, could result in a material increase in our FDIC deposit insurance premium assessments.

Legislative and regulatory focus on data privacy and risks can subject us to heightened scrutiny and reputational damage.

Data privacy and cybersecurity risks have become a subject of heightened legislative and regulatory focus in recent years. Federal Banking Agencies have proposed regulations to enhance cyber risk management standards, which would apply to us and our third-party service providers. These regulations focus on areas such as cyber risk governance, management of dependencies, incident response, cyber resilience, and situational awareness. State-level legislation and regulations have also been proposed or adopted, requiring notification to individuals in the event of a security breach of their personal data. Examples include the California Consumer Privacy Act (CCPA) and other state-level privacy, data protection, and data security laws and regulations. We collect, maintain, and use non-public personal information of our customers, clients, employees, and others. The sharing, use, disclosure, and protection of this information are governed by federal and state laws. Compliance with these laws is essential to protect the privacy of personal information and avoid potential liability and reputational damage. Failure to comply with privacy laws and regulations may expose us to fines, litigation, or regulatory enforcement actions. It may also require changes to our systems, business practices, or privacy policies, which could adversely impact our operating results. Privacy initiatives have imposed and will continue to impose additional operational burdens on us. These initiatives may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data. New privacy and data protection initiatives, such as the CCPA, may require changes to policies, procedures, and technology for information security and data segregation. Non-compliance with these initiatives may make us more vulnerable to operational failures and subject to monetary penalties, litigation, or regulatory enforcement actions.

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

The Company has experienced significant changes in its Board of Directors and executive leadership during 2024. On or shortly after March 11, 2024, Thomas Cangemi, James Carpenter, Leslie Dunn, Lawrence Rosano Jr, Ronald Rosenfeld, Lawrence Savarese, David Treadwell and Robert Wann resigned as directors of the Board. Additionally, in February 2024, Toan C. Huynh and Hanif (Wally) Dahya resigned as directors of the Board. Four directors who were serving on the Board as of December 31, 2023 continue to serve on the Board: Alessandro P. DiNello, Marshall J. Lux, Peter Schoels, and Jennifer R. Whip. Additionally, on or shortly after March 11, 2024, five new directors were appointed to the Board: Former Treasury Secretary Steven Mnuchin, Joseph Otting, Milton Berlinski, Allen Puwalski and Alan Frank. Additionally, there have been a number of new appointments to the executive management team during the year.

On July 25, 2024, the Company announced five strategic objectives for the remainder of 2024: (1) bolster management and the Board; (2) ongoing execution of the operating plan; (3) achievable capital and earnings forecast; (4) improve funding profile; and (5) focus on credit risk. The Company is in the process of developing a 2025-2027 Strategic Plan and expects to obtain Board approval by year end 2024.

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

In addition, the Company’s future success will depend on the ability of the Board and the executive management team to effectively develop, implement, and execute a strategic plan. There are risks and uncertainties associated with the creation, implementation and execution of a new strategic plan, including the investment of time and resources, the possibility that such strategic plan will ultimately be unprofitable or unsuccessful, and the risk of additional liabilities associated with such strategic plan. The Company’s successful execution of any strategic plan will require market conditions that will allow the Company to achieve its strategic goals. To the extent the Company is unable to successfully develop, implement, and execute a strategic plan, or if it experiences delays in the development, planning and implementation process, the Company’s business, financial condition, and results of operations may be adversely affected.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of June 30, 2024, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Company’s repurchase of common stock for the second quarter of 2024.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased (1)	Average Price Paid per Common Share(1)	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Second Quarter 2024
April 1 - 30, 2024	3,657	$8.61	$—	—
May 1 - 31, 2024	45,309	10.05	—	—
June 1 - 30, 2024	6,653	9.15	—	—
Total Second Quarter 2024	55,619	$9.85	$—	—
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, which was effected July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 19 - Subsequent Events.

March 2024 Equity Capital Raise

On March 11, 2024, the Company announced the completion of a capital raise transaction (the “March 2024 capital raise”) resulting in individual investments aggregating to approximately $1.05 billion in the Company by (i) affiliates of funds managed by Liberty 77 Capital L.P. (the “Liberty Investors”), (ii) affiliates of funds managed by Hudson Bay Capital Management, LP (the “Hudson Bay Investors”), (iii) affiliates of funds managed by Reverence Capital Partners, L.P. (the “Reverence Investors”) and (iv) other investors. In connection therewith, the Company issued (a) 76,630,965 shares of common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock (as defined below)), (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) net-settled warrants, which may not be exercised until 180 days after issuance thereof, affording the holder thereof the right, until the seven-year anniversary of the issuance of such warrant, to purchase for $2,500 per share, shares of a new class of non-voting, common-equivalent preferred stock of the Company, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), and all of which shares of, upon issuance, will represent the right (on an as converted basis) to receive 315,000,000 million shares of common stock. As of June 30, 2024, all Series C Preferred Stock has converted to common stock.

This major equity raise is a significant component of the broad-based turnaround effort of the Company following fourth quarter 2023 financial results principally tied to the Bank’s commercial real estate lending business. The March 2024 capital raise and other changes adopted by the Company, including turnover within and reduction in the size of the Board of Directors and changes to the management team (including the CEO), is expected to allow the Company to better focus on executing its strategy, as it enters a new chapter of its long history, from a position of strength and repositioning itself as a regional bank. These changes are expected to allow the Company to enhance its capital position, further strengthen its liquidity position, enhance its focus on credit risk management, continue to reduce its concentrations in commercial real estate, continue to build upon regulatory and compliance focus, and continue to strengthen its management team through a series of recent appointments. The new leadership team, with the support of the reconstituted Board, will continue to take actions that they deem advisable to execute upon and realize the opportunities provided by the March 2024 capital raise to improve earnings, profitability and drive enhanced value for shareholders.

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
2.1	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)
2.1	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (4)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(5)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(6)

3.6	Certificate of Designations of the Registrant for Series A Preferred Stock(7)
3.7	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock(8)
3.8	Certificate of Designations for Series C Noncumulative Convertible Preferred Stock(8)
3.9	Certificate of Designations for Series D Non-Voting Common Equivalent Stock(8)
3.1	Amended and Restated Bylaws(8)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (7)

4.3	Form of certificate representing the Series A Preferred Stock (7)
4.4	Form of issued warrant for shares of Series D Non-Voting Common Equivalent Stock(5)
4.5	Form of depositary receipt representing the Depositary Shares (7)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan Investment Agreement(5)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2024 (File No. 1-31565)
(2)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(5)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2024 (File No. 1-31565)
(6)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2024 (File No. 1-31565)
(7)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(8)Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2024 (File No. 1-31565)
(9)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)

(10)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	August 9, 2024	New York Community Bancorp, Inc.
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)