Form 10-Q
period 2024-09-30
FLAGSTAR FINANCIAL, INC.
filed 2024-11-08
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
FLAGSTAR FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLG	New York Stock Exchange
Bifurcated Option Note Unit SecuritiesSM	FLG PRU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	FLG PRA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of November 6, 2024 was 415,114,894 shares.

FLAGSTAR FINANCIAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

For the purpose of this Quarterly Report on Form 10-Q, the words "Parent Company" are used to refer to Flagstar Financial, Inc. on a standalone basis, and the words “we,” “us,” “our,” and the “Company” are used to refer to Flagstar Financial, Inc. and our consolidated subsidiary, Flagstar Bank, N.A. (the “Bank”).

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
•our ability to maintain sufficient liquidity and funding to fulfill cash obligations and commitments when they become due in the short-term and long-term;
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
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our 2022 acquisition of Flagstar Bancorp, Inc ("Flagstar Bancorp")1. and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, N.A. ("Signature");
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our acquisition of Flagstar Bancorp and the assets and liabilities of Signature;
•the ability to effectively invest in new information technology systems and platforms;
•costs related to the remediation of previously identified material weaknesses in internal control over financial reporting;
•costs related to improvements in our risk infrastructure and the expansion of our commercial banking business;
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
•recent turnover in our board of directors and our executive management team;
•the ability to hire and retain key personnel and qualified members of our board of directors;
•the ability to execute on our strategic plan, including the sufficiency of our internal resources, procedures and systems;
•the ability to achieve our strategic financial and other strategic goals;
•the ability to attract new customers and retain existing ones in the manner anticipated;
•changes in our customer base or in the financial or operating performances of our customers’ businesses;
•the potential for deposit attrition, including for reasons related to (i) the departure of private banking teams whose responsibilities include the acquisition and retention of customer deposits and (ii) the expected transfer of certain custodial deposits associated with our mortgage servicing business out of the Bank;
•any interruption in customer service due to circumstances beyond our control;
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K/A, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related to our March 2024 $1.05 billion capital raise, the Flagstar Bancorp acquisition and additional potential market transactions not in the Company’s control.
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
•the success of our blockchain and fintech activities, investments and strategic partnerships;
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

•the ability to recognize anticipated expense reductions and enhanced efficiencies with respect to our recently announced strategic workforce reduction; and
•the impact of the recent sale of our mortgage business and mortgage warehouse business.

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

See Item 1A, Risk Factors, in our Annual Report on Form 10-K/A for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and this Quarterly Report on Form 10-Q, for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Flagstar Financial, Inc. is a bank holding company (collectively with its subsidiaries the “Company”) whose principal operation is its subsidiary Flagstar Bank, N.A. (the “Bank”). The Company has experienced a number of events in the last 22 months that have significantly impacted its balance sheet, results of operations, credit losses, liquidity and funding, and regulatory capital. At the end of 2022, the Company acquired and merged with Flagstar Bancorp Inc. ("Flagstar Bancorp") which increased assets by $26 billion and liabilities by $24 billion. In March 2023 the Company acquired $38 billion of assets and assumed $36 billion of liabilities from the FDIC related to the former Signature Bridge Bank. These transactions resulted in the Company exceeding $100 billion in total assets which results in being categorized as a Category IV institution for regulatory purposes, increasing requirements and expectations related to liquidity, risk management and governance. Refer to Regulatory Capital and Requirements of Category IV Standards for additional information. Effective October 25, 2024 the Company’s name changed to Flagstar Financial, Inc. from New York Community Bancorp, Inc.

Beginning in late 2023, the Company’s loan portfolio began to experience stress, related principally to vacancy-driven declines in the office sector, and inflation and high interest rates in the multi-family sector, particularly for the sub-set of the Company’s loan portfolio comprised of majority rent-regulated collateral, a portion of which is impacted by a 2019 New York State law change. Concerns about the impact of these portfolio stresses led to significant declines in the Company’s stock price and customer deposit withdrawals in the first quarter 2024. In response to these declines, the Company raised $1.05 billion in equity capital in March 2024 through the issuance of shares of the Company's common stock and preferred stock convertible to common stock, and raised liquidity through brokered deposits and wholesale funding. The result of these events and conditions has led to a significantly lower net interest margin and higher loan loss provisions in 2024. Subsequent to the March 2024 capital raise, the Company’s customer deposit base stabilized, and grew substantially in the second and third quarters of 2024 as a result of private banking customers returning deposits to the Bank and through promotional programs for retail customers.

To further simplify the Company’s operations, reduce operational risk, and begin transitioning to a more diversified regional bank, as well as enhance its regulatory capital ratios and liquidity, in the third quarter 2024 the (i) Company completed the sale of its warehouse lending portfolio (approximately $6 billion in assets) and (ii) entered into a definitive agreement to sell its mortgage servicing, subservicing and third-party origination activities, which sale was completed on October 31, 2024. The warehouse lending sale provided significant increased liquidity, which allowed us to repay wholesale borrowings late in the third quarter of 2024. It also increased the Company's capital ratios approximately 70 basis points. We estimate the mortgage sale transaction will further increase the Company’s common equity Tier 1 capital ratio by approximately 60 basis points in the fourth quarter of 2024. The Company expects to incur impairment and severance charges during the fourth quarter 2024 related to the sale. These transactions will decrease interest income and fee income until the resulting capital has been redeployed by the Company in lending and investing activities. These decreases will be partially offset by decreases in expenses associated with the activities being sold.

Results of Operations

The Company reported a third quarter 2024 net loss of $280 million compared to a net loss of $323 million for the second quarter 2024. The net loss attributable to common stockholders for the third quarter 2024 was $289 million, or $0.79 per diluted share, compared to a net loss of $333 million, or $1.14 per diluted share for the second quarter 2024. Included in the third quarter 2024 results are $37 million of merger-related expenses and certain items related to the sale of the mortgage warehouse business in July 2024, which aggregates to $0.10 per diluted share. Included in the second quarter 2024 results are $25 million of merger-related expenses or $0.09 per diluted share.

During the first nine months of 2024, the Company reported a net loss of $930 million compared to net income of $2.6 billion for the first nine months of 2023. The net loss attributable to common stockholders for the first nine months of 2024 was $957 million or $3.16 per diluted share compared to net income attributable to common stockholders of $2.6 billion for the first nine months of 2023 or $10.84 per diluted share. Included in the results for the first nine months of 2024 are a $121 million reduction in the bargain purchase gain arising from the Signature transaction, $94 million of merger-related expenses, and certain items related to the sale of the mortgage warehouse business in July 2024, which aggregate to $0.71 per diluted share. Included in the results for the first nine months of 2023 are a bargain purchase gain of $2.1 billion arising from the Signature transaction and $198 million of merger-related expenses, which aggregate to $8.10 per diluted share.

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

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The average term of our fixed rate deposits is less than twelve months, therefore the cost of our deposits and most of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee. The yields on our held-for-investment loans, and the majority of our cash balances, reset based on short-term market rates. However, a sizable portion of our held-for-investment loans have fixed rates and generally reset to intermediate-term market rates when they reach repricing dates.

The following table sets forth certain information regarding our net interest income and average balance sheet for the periods indicated. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the periods are derived from average balances that are calculated daily.

	Three Months Ended,
	September 30, 2024				June 30, 2024
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$76,553	$1,061		5.53%	$83,235	$1,167		5.62%
Securities (2) (3)	12,862	153		4.85%	12,094	139		4.68%
Interest-earning cash and cash equivalents	23,561	320		5.40%	17,883	242		5.44%
Total interest-earning assets	$112,976	$1,534		5.42%	$113,212	$1,548		5.48%
Non-interest-earning assets	5,420				5,141
Total assets	$118,396				$118,353
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$22,207	$218		3.90%	$23,000	$214		3.73%
Savings accounts	12,281	110		3.57%	9,173	64		2.82%
Certificates of deposit	29,159	372		5.07%	27,434	337		4.95%
Total interest-bearing deposits	$63,647	$700		4.37%	$59,607	$615		4.15%
Total borrowed funds	$24,456	$324		5.28%	$28,612	$376		5.28%
Total interest-bearing liabilities	$88,103	$1,024		4.62%	$88,219	$991		4.52%
Non-interest-bearing deposits	18,631				18,632
Other liabilities	2,858				2,521
Total liabilities	$109,593				$109,372
Stockholders’ and mezzanine equity	8,803				8,981
Total liabilities and stockholders’ equity	$118,396				$118,353
Net interest income/interest rate spread		$510		0.80%		$557		0.97%
Net interest margin				1.79%				1.98%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.28	x
(1)Amounts are net of net deferred loan origination costs/(fees) and include loans held for sale and non-accrual loans.
(2)Amounts are at amortized cost.
(3)Includes FHLB stock and FRB stock.

	Nine Months Ended,
	September 30, 2024				September 30, 2023
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$81,286	$3,421		5.62%	$80,569	$3,279		5.43%
Securities (2) (3)	12,180	415		4.59%	10,314	318		4.11%
Reverse repurchase agreements	0	0		—%	503	21		5.74%
Interest-earning cash and cash equivalents	18,615	758		5.44%	11,127	426		5.11%
Total interest-earning assets	$112,081	$4,594		5.47%	$102,513	$4,044		5.27%
Non-interest-earning assets	5,414				7,582
Total assets	$117,495				$110,095
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$23,872	$664		3.71%	$28,385	$657		3.09%
Savings accounts	9,960	221		2.97%	10,240	122		1.60%
Certificates of deposit	27,109	1,000		4.93%	16,627	436		3.50%
Total interest-bearing deposits	$60,941	$1,885		4.13%	$55,252	$1,215		2.94%
Total borrowed funds	$26,259	$1,019		5.31%	$18,683	$492		3.52%
Total interest-bearing liabilities	$87,200	$2,904		4.45%	$73,935	$1,707		3.09%
Non-interest-bearing deposits	18,872				21,214
Other liabilities	2,648				4,518
Total liabilities	$108,720				$99,667
Stockholders’ and mezzanine equity	8,775				10,428
Total liabilities and stockholders’ equity	$117,495				$110,095
Net interest income/interest rate spread		$1,691		1.02%		$2,337		2.18%
Net interest margin				2.01%				3.05%
Ratio of interest-earning assets to interest-bearing liabilities			1.29	x			1.39	x
(1)Amounts are net of net deferred loan origination costs/(fees) and include loans held for sale and non-accrual loans.
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

	Three Months Ended,			Nine Months Ended,
	September 30, 2024 compared to June 30, 2024 Increase/(Decrease) Due to:			September 30, 2024 compared to September 30, 2023 Increase/(Decrease) Due to:
(in millions)	Volume[1]	Rate1 2	Net	Volume[1]	Rate1 2	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases	$(66)	$(40)	$(106)	$30	$112	$142
Securities	6	8	14	61	36	97
Reverse repurchase agreements	—	—	—	(11)	(10)	(21)
Interest earning cash & cash equivalent	53	25	78	296	36	332
Total interest-earnings assets	$(7)	$(7)	$(14)	$376	$174	$550
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(7)	$11	$4	$(115)	$122	$7
Savings accounts	21	25	46	(5)	104	99
Certificates of deposit	20	15	35	331	233	564
Short term borrowed funds	(10)	(5)	(15)	(31)	(5)	(36)
Other borrowed funds	(40)	3	(37)	265	298	563
Total interest-bearing liabilities	$(16)	$49	$33	$445	$752	$1,197
Change in net interest income	$9	$(56)	$(47)	$(69)	$(578)	$(647)
(1)The change in interest income or expense due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Includes the impact of nonaccrual loans.

Comparison to Prior Quarter

The net interest margin for the third quarter 2024 was 1.79 percent, down 19 basis points compared to the second quarter 2024 and down 148 basis points compared to the third quarter 2023. The 19 basis points reduction compared to the second quarter 2024 was the result of a 22 basis point increase in the average cost of interest-bearing deposits to 4.37 percent. This is coupled with continued deposit growth of $4.0 billion, or a 7 percent increase, in average interest-bearing deposits to $63.6 billion. Additionally, we carried higher cash balances from the sale of the warehouse portfolio prior to paying down debt at the end of the quarter. The average cost of borrowed funds remained unchanged at 5.28 percent.

A substantial portion of our commercial real estate loan portfolio has a fixed rate through the repricing date, which can extend several years. Because most of these loans were originated when market rates were lower than present rates, they have a negative impact to our net interest margin. However, upon reaching repricing option dates, the resulting rate resets will increase our interest income if higher interest rates persist. See "Loan Maturity and Repricing" below. Other factors affecting the amount of our net interest income for the third quarter 2024 include a $0.6 billion increase in nonaccrual loans and the associated reversal of previously accrued interest income on those loans.

Comparison to Prior Year to Date

During the first nine months of 2024, the net interest margin was 2.01 percent, down 104 basis points compared to the first nine months of 2023. The decrease was primarily from the impact of customer deposit withdrawals in the first quarter 2024 and the resulting shift in deposit mix to the promotional high-yield savings product, short-term certificates of deposit and wholesale borrowings.

Other factors affecting net interest income for the first nine months of 2024 compared to the first nine months of 2023 include:

•A $2.3 billion increase in nonaccrual loans and the associated reversal of previously accrued interest income on those loans.

•A $9.4 billion increase in cash and investment securities driven by our actions to increase on-balance sheet liquidity and the sale of our warehouse portfolio in July 2024.

•An increase in the average loan yield primarily due to the impact of multi-family loans repricing to higher rates upon reaching the end of their initial fixed rate periods.

•A 48 basis point increase in the average yield on investment securities driven by lower rate securities maturing and being replaced with higher rate securities, consistent with the increase in market interest rates.

Provision for Credit Losses

Comparison to Prior Quarter

For the third quarter 2024, the provision for credit losses totaled $242 million compared to a $390 million provision for the second quarter 2024. The provision reflects lower charge-offs for the third quarter 2024, principally as a result of fewer larger-balance office property downgrades and charge-offs as a large portion of that portfolio was reviewed in the first and second quarters of 2024. The Company’s multi-family portfolio continues to be impacted by market conditions as higher interest rates and inflationary impacts of the previous two years persist. The Company expects continued elevated charge-offs as additional loans near their re-pricing dates and appraisals are received on those properties.

Net charge-offs totaled $240 million for third quarter 2024, compared to $349 million for second quarter 2024. Net charge-offs on a non-annualized basis represented 0.31 percent of average loans outstanding during the third quarter 2024 compared to 0.42 percent of average loans outstanding during the second quarter 2024. Included in the third quarter net charge-offs was approximately $45 million of charge-offs taken on non-accrual loans that were moved to held for sale at the agreed-upon selling price.

Comparison to Prior Year to Date

For the first nine months of 2024, the provision for credit losses totaled $947 million compared to a $281 million provision for the first nine months of 2023. The provision reflects substantial increases in the allowance for credit losses on loans and leases and charge-offs during the current period, principally related to risk rating downgrades on commercial real estate and multi-family loans with upcoming maturities or repricing for which the estimated property net operating income would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, as well as underlying collateral value declines principally in the office portfolio.

Net charge-offs totaled $670 million for the first nine months of 2024, compared to $23 million for the first nine months of 2023 primarily driven by an increase in nonaccrual loans in the commercial real estate and multi-family portfolios and underlying collateral value declines.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,		Nine Months Ended,
(in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Fee income	$42	$41	$117	$133
Net return on mortgage servicing rights	34	19	74	70
Bank-owned life insurance	10	12	32	32
Net gain on loan sales and securitizations	5	18	43	73
Net (loss) gain on securities	—	$—	—	(1)
Net loan administration income (loss)	(8)	(5)	3	65
Other	30	29	88	46
Bargain purchase gain	—	—	(121)	2,142
Total non-interest income	$113	$114	$236	$2,560

Comparison to Prior Quarter

In the third quarter 2024, non-interest income totaled $113 million compared to $114 million in the second quarter 2024. Net gain on loan sales and securitizations declined $13 million, driven by $23 million in selling costs related to the sale of the mortgage warehouse lending portfolio. This was offset by a $15 million increase in the net return on mortgage servicing rights. The slightly higher loss on net loan administration was due to higher interest paid on subservicing custodial deposits.

As a result of the Company’s October 31, 2024 sale of its mortgage servicing, subservicing and third-party origination activities, substantially all income associated with servicing rights, gain on loan sales, and loan administration income ceased upon the transaction close.

Comparison to Prior Year to Date

For the first nine months of 2024, non-interest income totaled $236 million compared to $2.6 billion for the first nine months of 2023. Excluding the impact due to the bargain purchase gain related to the Signature transaction, noninterest income decreased $61 million. Net loan administration income totaled $3 million for the first nine months of 2024, compared to $65 million for the first nine months of 2023. The decline was primarily due to a decrease in subservicing income from short-term services provided as a result of the Signature transaction. Net gain on loan sales and securitizations declined $30 million driven by $23 million of selling costs related to the mortgage warehouse lending portfolio in 2024. Other noninterest income increased $42 million driven by higher commercial loan and investment product fee income, which was partially offset by a $16 million reduction in fee income driven by lower retail deposit transaction fees.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,		Nine Months Ended,
(in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Operating expenses:
Compensation and benefits	$316	$312	$961	$854
FDIC insurance	98	91	239	56
Occupancy and equipment	59	52	163	142
General and administrative	188	183	557	440
Total operating expense	661	638	1,920	1,492
Intangible asset amortization	37	33	105	90
Merger-related and restructuring expenses	18	34	95	267
Total non-interest expense	$716	$705	$2,120	$1,849

Comparison to Prior Quarter

Total non-interest expenses were $716 million, up $11 million or 2 percent compared to the second quarter 2024. The increase was driven primarily by a $7 million or 8 percent increase in FDIC insurance expense due to an increase in the amount of criticized and classified loans and other factors affecting the assessment rate.

In the fourth quarter of 2024, we have taken actions to reduce operating expenses through headcount and other cost reductions. While we expect our costs related to improvements in our risk infrastructure and expansion of commercial banking business will increase, we currently expect our overall level of non-interest expense to decrease in 2025.

Comparison to Prior Year to Date

Total non-interest expenses for the first nine months of 2024 were $2.1 billion, up $271 million or 15 percent compared to the first nine months of 2023. This increase was driven primarily by a $183 million increase in FDIC insurance expense due to an increase in the amount of criticized and classified loans, sequential four-quarter loss position and other factors affecting the assessment rate. The nine month period ended September 30, 2024 also includes the full impact of the Signature transaction that closed in March 2023, including an increase in the number of employees, higher occupancy costs related to an increase in the number of Company locations, and the higher regulatory costs described previously.

Income Tax Expense

Comparison to Prior Quarter

For the third quarter 2024, the Company reported an income tax benefit of $55 million compared to a benefit of $101 million for the second quarter 2024. The effective tax rate for the third quarter 2024 was 16.34 percent compared to 23.69 percent for the second quarter 2024. The income tax benefit for the third quarter 2024 was lower than the second quarter 2024, primarily due to a lower book loss, primarily attributable to the lower provision for credit losses. Certain non-deductible items impacted the Company's effective tax rate, including the FDIC insurance expense and the bargain purchase gain adjustment.

Comparison to Prior Year to Date

For the first nine months of 2024, the Company reported an income tax benefit of $210 million compared to an income tax expense of $141 million for the first nine months of 2023. The effective tax rate for the first nine months of 2024 was 18.40 percent compared to 5.09 percent in the first nine months of 2023. The lower effective tax rate in 2023 is largely due to the tax impact of the Signature transaction being recorded as a reduction to the bargain gain and not included in income tax provision, consistent with purchase accounting requirements.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets increased $0.3 billion to $114.4 billion as of September 30, 2024, compared to $114.1 billion at December 31, 2023. The Company increased on-balance sheet liquidity in cash and cash equivalents by $11.6 billion, which was offset by reductions in balances of loans held for investment, as discussed further below.

Total loans and leases held for investment decreased $13.5 billion to $71.1 billion at September 30, 2024, compared to $84.6 billion at December 31, 2023. The decrease was primarily driven by the sale of the warehouse lending portfolio in the third quarter, along with reductions in commercial and industrial loans where we made strategic decisions to decrease the size of some of our lending positions and exit certain non-relationship-based customers. In addition, our commercial real estate and multi-family portfolios continue to decline as borrowers pay off their loans and we work to strategically reduce the concentration of these portfolios.

The securities portfolio increased $1.4 billion to $10.5 billion at September 30, 2024, compared to $9.1 billion at December 31, 2023. Our securities portfolio is classified as available-for-sale with low credit risk U.S. government agency bonds comprising over 90 percent of the total portfolio at September 30, 2024 and December 31, 2023. These instruments are recorded at fair value and interest rate driven unrealized gains and losses are recorded in other comprehensive income.

Total deposits increased $1.5 billion, to $83.0 billion at September 30, 2024 compared to $81.5 billion at December 31, 2023. In February and March 2024, we experienced $9.7 billion in deposit attrition following downgrades in our debt and deposit ratings by third-party credit rating agencies. On March 6, 2024 we announced a $1.05 billion capital raise, after which deposits stabilized for the remainder of the first quarter 2024. In response to the customer deposit attrition, we replaced the decline in deposits and increased our on-balance sheet liquidity, primarily through $4.1 billion in brokered certificates of deposit and $5.5 billion of wholesale borrowings. Subsequently in the second and third quarter 2024 our customer deposits increased substantially through targeted deposit gathering programs and private banking customer engagement which, along with the liquidity from the warehouse lending portfolio sale, allowed us to repay the wholesale borrowings from earlier in the year.

Certain assets and liabilities have been classified as held-for sale related to the sale of our mortgage servicing, subservicing, third-party mortgage origination activities and our mortgage servicing rights asset as of September 30, 2024.

Loans held-for-investment

The following table summarizes the composition of our loan portfolio:

	September 30, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$35,140	49.4%	$37,265	44.0%
Commercial real estate	9,217	13.0	10,470	12.4
One-to-four family first mortgage	5,247	7.4	6,061	7.2
Acquisition, development, and construction	3,265	4.6	2,912	3.4
Commercial and industrial (1)	16,474	23.1	25,254	29.9
Other loans	1,773	2.5	2,657	3.1
Total loans and leases held for investment	$71,116	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,264)		(992)
Total loans and leases held for investment, net	$69,852		$83,627
Loans held for sale	1,851		1,182
Total loans and leases, net	$71,703		$84,809
(1)Includes our warehouse lending portfolio at December 31, 2023.

The following table summarizes our production of loans held for investment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
(dollars in millions)	Amount	Amount	Amount	Amount
Multi-family	$—	$3	$22	$761
Commercial real estate	88	172	472	867
One-to-four family first mortgage	104	93	283	487
Acquisition, development, and construction	369	284	840	1,273
Specialty finance	842	740	2,665	5,468
Commercial and industrial	401	735	2,013	3,270
Other	108	132	344	1,056
Total loans originated for investment	$1,912	$2,159	$6,639	$13,181

Loan Maturity and Repricing

The following table sets forth option loans by year of repricing and non-option loans by year of contractual maturity for our multi-family and commercial real estate portfolios within loans held for investment at September 30, 2024. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change. Risks associated with loan repricing are discussed in the Credit Quality section.

	September 30, 2024
(dollars in millions)	Multi-Family		Commercial Real Estate
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)
2024	$725	$277	$93	$317	$1,412
2025	3,669	1,274	393	1,129	6,465
2026	4,140	1,041	783	746	6,710
2027	7,592	1,197	999	1,016	10,804
2028	3,798	2,175	327	1,032	7,332
2029	2,323	1,798	283	587	4,991
2030+	164	4,879	9	1,183	6,235
Total amounts due or repricing, gross	$22,411	$12,641	$2,887	$6,010	$43,949
(1)Excludes Specialty Finance commercial real estate loans and multi-family loans serviced-by-others totaling $408 million and $96 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $96 million.

Multi-Family Loans

The multi-family loan portfolio was $35.1 billion at September 30, 2024, down $2.1 billion compared to $37.3 billion at December 31, 2023. This is reflective of our continuing efforts to strategically diversify our portfolio as borrowers without a deposit relationship seek more favorable loan terms with other lenders.

Our multi-family loans may contain an initial interest-only period; however, they are underwritten on a fully amortizing basis, including the calculation of the debt service coverage ratio. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower, particularly the loan-to-value of the property. At September 30, 2024, we had $14.0 billion of multi-family loans in their interest-only period. These loans were originated with an average interest-only period of approximately 36 months. As of September 30, 2024, there is a weighted average interest-only period of approximately 20 months remaining. Approximately 56 percent of these loans enter their amortization period by the end of 2025.

The majority of our multi-family loans are non-recourse and are secured by rental apartment buildings. At September 30, 2024, $19.8 billion or 56 percent of the Company’s total multi-family loan portfolio was secured by properties in New York State, many of which are subject to rent regulation laws to varying degrees. The New York Housing Stability and Tenant Protection Act of 2019 (the "Act") significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment. This could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity. The impact on current and future cash flows has adversely impacted the value of properties with a high concentration of rent regulated units which has increased charge-offs in 2024.

To mitigate our exposure to rent regulated properties, we are curtailing future originations of such loans secured by rent-regulated properties. We are no longer utilizing mortgage brokers to refer loan origination opportunities to us. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors. We have begun to add experienced commercial banking lenders and credit personnel which will impact our noninterest expense.

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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	At September 30, 2024		At December 31, 2023
	Multi-Family Loans		Multi-Family Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,483	18%	$6,893	18%
Brooklyn	5,551	16	5,840	16
Bronx	3,364	10	3,619	10
Queens	2,598	7	2,831	8
Staten Island	116	—	133	—
Total New York City	$18,112	52%	$19,316	52%
New Jersey	$4,723	13%	$5,064	14%
Long Island	497	1	509	1
Total Metro New York	$23,332	66%	$24,889	67%
Other New York State	$1,199	3%	$1,233	3%
Pennsylvania	3,490	10	3,682	10
Florida	1,592	5	1,681	5
Ohio	1,047	3	1,085	3
All other states	4,480	13	4,695	13
Total	$35,140	100%	$37,265	100%

Commercial Real Estate

At September 30, 2024, commercial real estate loans represented $9.2 billion, or 13.0 percent, of total loans held for investment, reflecting a $1.3 billion decrease compared to $10.5 billion at December 31, 2023, primarily due to payoffs, as well as charge-offs and loan sales.

Certain of our commercial real estate loans may contain an interest-only period; however, these loans are underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower and the loan-to-value of the property.

Substantially all commercial real estate loans we originate are non-recourse and are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. Occupancy levels for office space have declined substantially over the past three years which has had an impact on borrowers'

net operating income and their ability to cover debt service. These unfavorable market conditions also lower the value of underlying collateral which has had a material impact on loan charge-offs in 2024.

The following table presents an analysis of the property types that collateralize the commercial real estate loans in our held-for-investment loan portfolio:

	At September 30, 2024		At December 31, 2023
	Commercial Real Estate Loans		Commercial Real Estate Loans
(dollars in billions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,540	28%	$3,243	31%
Retail (includes owner and non-owner occupied)	2,050	22	2,234	21
Industrial	2,943	32	2,995	29
Other	1,684	18	1,998	19
Total	$9,217	100%	$10,470	100%

The following table presents a geographical analysis of the commercial real estate loans in our held-for-investment loan portfolio:

	At September 30, 2024		At December 31, 2023
	Commercial Real Estate Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$4,537	49%	$5,319	51%
Michigan	900	10	1,000	10
New Jersey	587	6	580	6
California	459	5	457	4
Florida	434	5	105	1
Pennsylvania	280	3	374	4
All other states	2,020	22	2,635	24
Total	$9,217	100%	$10,470	100%

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

One-to-Four Family Loans

At September 30, 2024, one-to-four family loans represented $5.2 billion, inclusive of $386 million of loans with government guarantees, or 7.4 percent of total loans held for investment, compared to $6.1 billion at December 31, 2023. As of September 30, 2024, non-government guaranteed loans in this portfolio had an average current FICO score of 743 and an average LTV of 51 percent.

Other Loans

At September 30, 2024, other loans totaled $1.8 billion and consisted primarily of home equity lines of credit and other consumer loans, including home equity loans, second mortgage loans and overdraft loans. As of September 30, 2024, loans in this portfolio had an average current FICO score of 751.

Loans Held for Sale

Loans held for sale at September 30, 2024 totaled $1.9 billion, an increase of $0.7 billion compared to $1.2 billion at December 31, 2023. We classify loans as held for sale when we originate or purchase loans that we intend to sell and when we change our intent for loans originated as held for investment. Our mortgage loans held for sale are carried at fair value. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

During the third quarter 2024, we completed the sale of our warehouse lending portfolio for approximately $6 billion. We sold the loans at par and incurred transaction costs of approximately $23 million related to the sale.

Assets Held for Sale

On October 31, 2024, we closed the previously announced sale of the residential mortgage servicing and sub-servicing business, the mortgage servicing rights asset and the third-party origination platform for approximately $1.3 billion in total cash consideration. This includes the sale of nearly all of the mortgage servicing rights, loans held for investment, other assets and other liabilities classified as assets held for sale and liabilities associated with assets held for sale at September 30, 2024. This transaction is expected to increase our capital ratios by approximately 60 basis points. We expect to recognize a net gain on sale in the fourth quarter 2024 of approximately $175 million. We also expect to incur costs of approximately $75 million, primarily the impairment of capitalized assets and severance costs associated with the transaction. Additionally, we expect approximately $4 billion of custodial deposits associated with our mortgage servicing activities to transfer out of the Bank over the course of the five months following the October 31, 2024 close.

Securities

Total securities were $10.5 billion, or 9 percent of total assets, at September 30, 2024, compared to $9.2 billion, or 8 percent of total assets, at December 31, 2023. At September 30, 2024 and December 31, 2023, all of our securities were designated as “Available-for-Sale”. At September 30, 2024, 20 percent of our portfolio is comprised of floating rate securities.

As of September 30, 2024, the net unrealized loss on securities available for sale, net of tax, was $468 million, compared to $581 million at December 31, 2023, reflecting changes in market interest rates.

At September 30, 2024, available-for-sale securities had an estimated weighted average life of six years. Included in the quarter-end amount were mortgage-related securities of $8.5 billion and other debt securities of $2.0 billion.

At the prior year-end, available-for-sale securities were $9.2 billion and had an estimated weighted average life of six years. Mortgage-related securities accounted for $6.6 billion of the year-end balance, with other debt securities accounting for the remaining $2.6 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at September 30, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	3.50%	—%	—%	—%
Due from one to five years	3.04	—	—	5.22
Due from five to ten years	2.55	1.61	3.16	5.29
Due after ten years	4.55	—	—	6.11
Total debt securities available for sale	4.46	—	3.16	5.22
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Borrowed Funds

The majority of our borrowed funds consist of secured wholesale borrowings, including Federal Home Loan Bank ("FHLB") advances, Discount Window loans from the Federal Reserve Bank of New York ("FRB"), and repurchase agreements. We also have outstanding unsecured borrowings consisting of junior subordinated debentures and subordinated notes. At September 30, 2024, total borrowed funds decreased $8.6 billion to $20.3 billion from $28.9 billion at June 30, 2024, and $0.9 billion from December 31, 2023. The linked quarter decrease was a result of deploying liquidity from the sale of the warehouse lending portfolio and increased customer deposits to pay down debt. We expect to further decrease wholesale borrowings in the fourth quarter 2024 by approximately $2 billion.

Wholesale Borrowings

Wholesale borrowings at September 30, 2024 were $19.3 billion compared to $20.3 billion at December 31, 2023.

FHLB advances decreased to $18.3 billion at September 30, 2024 from $19.3 billion at December 31, 2023. FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. $250 million of our wholesale borrowings had callable features at September 30, 2024 and $2.0 billion had callable features at December 31, 2023. In the first quarter 2024, we increased our borrowing from the FHLB. In the third quarter 2024, the Company repaid over $4.5 billion of FHLB advances. We reclassified $5 million to interest expense from Accumulated Other Comprehensive Loss in the third quarter 2024 related to previously terminated hedges of forecasted cash flows associated with the repaid advances.

In the third quarter 2024, the Company also repaid $4 billion it had drawn from the FRB discount window early in the second quarter 2024, with available liquidity from customer deposit growth and the sale of the warehouse lending portfolio. The Company had $1.0 billion drawn under the Bank Term Funding Program in 2023 that remained outstanding at September 30, 2024, scheduled to mature in December 2024. The Company repaid this advance in October 2024. See Note 20 - Subsequent Events.

Repurchase agreements outstanding at September 30, 2024 were $60 million. We did not have any repurchase agreements outstanding at December 31, 2023. These agreements primarily U.S. government and government-sponsored enterprise ("GSE") obligations as collateral and were entered into with either the FHLB or specific brokerage firms, in large part to ensure operational readiness of securities collateralized borrowing as a source of readily available funding.

See Note 11, “Borrowed Funds,” in Item 1, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

At September 30, 2024, the Company had $816 million of FHLB-NY stock, at cost, and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost, and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at September 30, 2024 and December 31, 2023, the Company had $219 million of Federal Reserve Bank stock, at cost.

Credit Risk

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent as described more fully in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

Credit Quality

It is our practice to continually review the risk in our loan portfolio. The Company receives financial information from borrowers annually, and most of the financial information is received in the second calendar quarter. Upon receipt of updated borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the debt service coverage ratio. We consider the ability to cover debt service based upon the current contractual rate, or where a borrower’s initial fixed rate period expires within 18 months, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans for which the collateral does not have a debt service coverage ratio of 1.0 or higher under this analysis are rated substandard. We order appraisals for all substandard loans. Where an appraisal, net of estimated selling costs, does not support recovery of the loan carrying amount for collateral-dependent loans, we classify the loan as non-accrual, regardless of payment status, and charge the loan down to its recoverable amount. Once an appraisal is ordered it takes approximately two to three months to receive and appropriately review the results. All substandard loans, including non-accrual loans, are reappraised annually and evaluated to determine if an adjustment to the carrying amount is required. Loans that are on non-accrual and, separately, the largest substandard loans are reported and reviewed with the Risk Assessment Committee at least quarterly.

In the first nine months of 2024, $2.1 billion of multi-family loans reached their repricing date. Approximately one-third of these loans paid off, and over 80 percent of the remaining loans are current on their contractual payments at September 30, 2024.

Classified loans increased $1.2 billion to $11.4 billion in the third quarter 2024, from $10.2 billion in the second quarter 2024. These downgrades were principally related to loans with upcoming maturities or repricing where the estimated net operating income of the property would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms. Classified loans reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Refer to Note 6 - Loans and Leases in Item 1, "Financial Statements and Supplementary Data" for additional details.

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

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because there is significant uncertainty about whether we will be able to collect all amounts due according to the contractual terms of the loan agreement (principal and interest). When a loan is in non-accrual, we cease recording interest income on the loan, previously accrued and uncollected interest is reversed against interest income, and any subsequent interest collected is recorded as a reduction in the loan carrying amount. A loan is returned to accrual status only when the loan is current (minimum of six months of payment performance) and we have reasonable assurance that the loan will be fully collectible as to all contractual principal and interest. At September 30, 2024, $1.7 billion, or approximately 68 percent, of non-accrual loans were current based on their existing payment terms.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $599 million were recorded on commercial real estate and multi-family loans during the nine months ended September 30, 2024, primarily driven by appraisals received on those loans.

It is our policy to order updated appraisals for all substandard and non-accrual loans that are collateralized by multi-family buildings, commercial real estate properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered at least annually until such time as the loan becomes pass rated. It is not our policy to obtain updated appraisals for performing loans that are not showing signs of credit weakness. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan, or when we determine an updated appraisal is needed as a result of our ongoing credit analysis. We evaluate loans that were previously placed on non-accrual at least quarterly to determine if additional charge-offs may be needed.

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

Asset Quality Measures

All asset quality information excludes loans with government guarantees that are insured by U.S. government agencies.

The following table presents the Company's asset quality measures at the respective dates:

	September 30, 2024	December 31, 2023
Non-accrual loans to total loans held for investment	3.54%	0.51%
Non-performing assets to total assets	2.21	0.39
Allowance for credit losses on loans and leases to non-accrual loans	50.28	231.51
Allowance for credit losses on loans and leases to total loans held for investment	1.78	1.17

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2023
			to
			September 30, 2024
(dollars in millions)	September 30, 2024	December 31, 2023	Amount
Multi-family	$1,504	$138	$1,366
Commercial real estate	692	128	564
One-to-four family first mortgage	39	95	(56)
Acquisition, development, and construction	21	2	19
Commercial and industrial	235	43	192
Other non-accrual loans(1)	23	22	1
Total non-accrual loans	$2,514	$428	$2,086
Repossessed assets	15	14	1
Total non-accrual loans and repossessed assets	$2,529	$442	$2,087
(1)Includes home equity, consumer and other loans.
(2)Excludes $189 million of non-accrual held for sale loans.

During the first nine months of 2024, the Company received updated financial information for a substantial portion of the commercial real estate and multi-family portfolio. Additionally a substantial number of appraisals on loans exhibiting credit weakness were received, which resulted in an increase in non-accrual loans from December 31, 2023. Approximately 68 percent of our non-accrual loans are current on their contractual payment terms. In determining whether to place a loan on non-accrual we have considered whether a borrower will be able to service its debt under terms expected within the next 18 months based on current collateral and net operating income. Where net operating income is below the projected debt service and the collateral value is below the loan amount, we place loans on non-accrual. Updated financial information from borrowers and appraisals received have led to an increase in non-accruals loans in 2024.

The following table sets forth the changes in non-accrual loans over the first nine months of 2024:

(in millions)
Balance at December 31, 2023	$428
New non-accrual loans	2,822
Charge-offs	(254)
Transferred to held for sale	(216)
Loan payoffs, including dispositions and principal pay-downs	(235)
Restored to performing status	(31)
Balance at September 30, 2024	$2,514

Delinquencies

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances.

			September 30, 2024
			compared to
			December 31, 2023
(dollars in millions)	September 30, 2024	December 31, 2023	Amount
Loans 30 to 89 Days Past Due:
Multi-family	$124	$121	$3
Commercial real estate	43	28	15
One-to-four family first mortgage	21	40	(19)
Acquisition, development, and construction	16	2	14
Commercial and industrial	47	37	10
Other loans	10	22	(12)
Total loans 30-89 days past due	$261	$250	$11

Allowance for Credit Losses

The following table sets forth the allocation of the consolidated allowance for credit losses on loans and leases at each period-end:

	September 30, 2024			December 31, 2023
(dollars in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$624	1.78%	49.4%	$307	0.82%	44.0%
Commercial real estate loans	292	3.17	13.0	366	3.50	12.4
One-to-four family first mortgage loans	42	0.80	7.4	48	0.79	7.2
Acquisition, development, and construction loans	50	1.53	4.6	36	1.24	3.4
Commercial and industrial	187	1.14	23.2	132	0.52	29.9
Other loans	69	3.89	2.5	103	3.88	3.1
Total loans	$1,264	1.78%	100.1%	$992	1.17%	100.0%

At September 30, 2024, the allowance for credit losses on loans and leases was $1.3 billion compared to $1.0 billion at December 31, 2023, up $272 million. Market interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the next 18 months. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

Our allowance for credit losses is determined based on quantitative modeling that incorporates various economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for rent-regulated multi-family loans. We have also considered our recent appraisal experience and the valuation risk present in loans with outstanding appraisals in estimating the qualitative component of our allowance for credit losses.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.78 percent at September 30, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.80 percent at September 30, 2024, compared to 1.26 percent at December 31, 2023.

Charge-offs

The following table presents information on the Company's net charge-offs:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
(dollars in millions)
Charge-offs:
Multi-family	$101	$76	$188	$2
Commercial real estate	110	237	411	14
One-to-four family residential	7	1	8	3
Acquisition, development and construction	4	—	4	—
Commercial and industrial	33	35	79	6
Other	5	5	15	9
Total charge-offs	$260	$354	$705	$34
Recoveries:
Multi-family	$(3)	$—	$(4)	$—
Commercial real estate	(6)	—	(6)	—
One-to-four family residential	(5)	—	(5)	—
Acquisition, development and construction	—	—	—	—
Commercial and industrial	(4)	(4)	(15)	(8)
Other	(2)	(1)	(5)	(3)
Total recoveries	$(20)	$(5)	$(35)	$(11)
Net charge-offs	$240	$349	$670	$23

The following table presents information on the Company's net charge-offs as compared to average loans outstanding:

	Nine Months Ended,
(dollars in millions)	September 30, 2024	September 30, 2023
Multi-family
Net charge-offs (recoveries) during the period	$184	$2
Average amount outstanding	$35,722	$37,908
Net charge-offs (recoveries) as a percentage of average loans	0.52%	0.01%

Commercial real estate
Net charge-offs (recoveries) during the period	$405	$14
Average amount outstanding	$9,808	$9,950
Net charge-offs (recoveries) as a percentage of average loans	4.13%	0.14%

One-to-Four Family first mortgage
Net charge-offs (recoveries) during the period	$3	$3
Average amount outstanding	$5,798	$5,901
Net charge-offs (recoveries) as a percentage of average loans	0.05%	0.05%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$4	$—
Average amount outstanding	$3,265	$2,403
Net charge-offs (recoveries) as a percentage of average loans	0.12%	—%

Commercial and Industrial Loans
Net charge-offs (recoveries) during the period	$64	$(2)
Average amount outstanding	$17,003	$20,218
Net charge-offs (recoveries) as a percentage of average loans	0.38%	(0.01)%

Other Loans
Net charge-offs (recoveries) during the period	$10	$6
Average amount outstanding	$1,775	$4,188
Net charge-offs (recoveries) as a percentage of average loans	0.56%	0.14%

Total loans
Net charge-offs (recoveries) during the period	$670	$23
Average amount outstanding	$73,373	$80,569
Net charge-offs (recoveries) as a percentage of average loans	0.91%	0.03%

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

Bank Liquidity and Sources of Funding

We monitor our liquidity daily, and reporting to management and the Board occurs more frequently during times of stress. Our most liquid assets are cash, cash equivalents, and highly liquid investment securities classified as available-for-s. Additional liquidity stems from deposits, wholesale funding sources (including wholesale borrowings and brokered deposits) and approved lines of credit with various counterparties including the FHLB. These funding sources depend on the amount of mortgage loan collateral and available securities pledged. The Bank also has agreements with the Federal Reserve Bank to access the discount window, pledging certain loans and securities as collateral.

The following table summarizes our total liquidity from on-balance sheet and off-balance sheet funding sources:

(in billions)	September 30, 2024	December 31, 2023
Cash at Federal Reserve	$22.5	$11.5
High-quality Liquid Assets	7.7	6.3
Total On-Balance Sheet Liquidity	30.2	17.8
FHLB Available Capacity	2.9	8.4
Discount Window Available Capacity	8.3	1.7
Total Liquidity	$41.4	$27.9

At September 30, 2024, our total liquidity (cash and cash equivalents, high-quality liquid assets and borrowing capacity), was $41.4 billion. The $11.6 billion increase in cash and cash equivalents was driven by actions to further bolster our on-balance sheet liquidity levels required of Category IV banks. Our FHLB available capacity is currently limited to overnight funding requests.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer and the attractiveness of their terms. The majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or retail deposits acquired through business combinations); however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources. From December 31, 2023 to March 7, 2024, we experienced $9.7 billion in core deposit attrition following the credit rating agency downgrades of our Company's credit and deposit ratings in February and March 2024. On March 6, 2024, we announced a $1.05 billion capital raise, after which deposits stabilized. We replaced the decline in deposits and increased our on-balance sheet liquidity, primarily through brokered certificates of deposit and wholesale borrowings in the first quarter of 2024. Subsequently, in the second and third quarters of 2024, targeted deposit gathering programs and customer engagement increased customer deposits over $7 billion.

The following table presents the composition of the Company's brokered deposits:

(in millions)	September 30, 2024	December 31, 2023
Brokered money market accounts	$112	$1,258
Brokered interest-bearing checking accounts represented	966	1,599
Brokered certificates of deposit	11,693	6,605
Total Brokered Deposits(1)	$12,771	$9,462
(1) Excludes reciprocal deposits, which are reported as brokered deposits in financial reports filed with regulatory agencies, but which the Company considers to be customer deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	September 30, 2024	December 31, 2023
3 months or less	$2,983	$1,675
Over 3 months through 6 months	3,025	1,623
Over 6 months through 12 months	4,763	2,325
Over 12 months	4,139	2,271
Total time deposits in excess of $250,000 per depositor(1)	$14,910	$7,894
(1) Includes brokered certificate of deposit accounts of $11,559 million and $6,201 million at September 30, 2024 and December 31, 2023, respectively, each of which includes all funds gathered from a single issuance. While each brokered certificate of deposit account has balances in excess of $250,000, the funds are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

(in billions)	September 30, 2024	December 31, 2023
Custodial deposits from owned servicing	$1.1	$0.7
Custodial deposits from subservicing relationships	3.0	$2.2
Non-servicing custodial deposits	5.1	3.7
	$9.2	$6.6

Uninsured Deposits

We manage our liquidity to ensure our cash flows are sufficient to support our operations and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. As a result, we have total liquidity of $41.4 billion, which exceeds the balance of our uninsured deposits by $24.8 billion. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts.

At September 30, 2024, our deposit base includes $16.6 billion of uninsured deposits. Uninsured deposits decreased following our earnings announcement in January 2024 and subsequent credit rating agency downgrades of our credit ratings in February and March 2024.

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. As of each of the dates indicated, our credit ratings were as follows:

	September 30, 2024	December 31, 2023	September 30, 2023
Long-Term Issuer Rating:
Moody's	B2	Baa3	Baa3
Fitch	BB	BBB	BBB
Morningstar DBRS	BBB (low)	BBB (high)	BBB (high)
Short-Term Deposits Rating:
Moody's	NP	P-2	P-2

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

For example, we offer certificates of deposit with contractual terms to our customers and borrow funds under contract from the FHLB. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At September 30, 2024, we had certificates of deposit of $29.3 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $14.3 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition in other liabilities and totaled $484 million at September 30, 2024, an increase of $38 million compared to $446 million at December 31, 2023.

At September 30, 2024, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Based upon our current cash and cash equivalent balance of $23.1 billion and our total liquidity position of $41.4 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the third quarter 2024, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At September 30, 2024 and December 31, 2023, we had no commitments to purchase securities.

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At September 30, 2024, the Parent Company held cash and cash equivalents of $613 million. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would currently require the approval of the Office of the Comptroller of the Currency to declare dividends. We have reduced our quarterly cash dividends to common stockholders to $0.01 per common share and we do not anticipate material dividends from the Bank to the Parent Company until the Bank is able to achieve a return to repeatable operating income.

At September 30, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations through 2028.

Interest Rate Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board of Directors and management monitor interest rate sensitivity on a regular basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

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

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our Economic Value of Equity ("EVE") over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The estimated percentage change in EVE, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan and mortgage-backed securities prepayment rates, current market value spreads, and deposit decay rates and betas.

Based on the information and assumptions in effect at September 30, 2024, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	3.1%
-100 shock	2.0%
+100 shock	(3.4)%
+200 shock	(6.1)%

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

Based on the information and assumptions in effect at September 30, 2024, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted, and the current balance sheet mix:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(3.1)%
-100 shock	(1.4)%
+100 shock	0.6%
+200 shock	0.7%
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

At September 30, 2024, the estimated change in net interest income over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is -0.20 percent and the estimated change for a 100 basis point increase in short term rates is -0.6 percent.

Regulatory Capital and Requirements of Category IV Standards

The Company is a bank holding company subject to regulation, examination and supervision by the Federal Reserve while the Bank is a national bank subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency. Effective October 1, 2023 we became subject to Category IV prudential standards which included heightened requirements related to capital, liquidity and risk management, as follows:

•As a Category IV firm we maintain a capital plan approved by the Board of Directors which includes analysis under various company-derived stress scenarios. The Company submitted its 2024 capital plan to the Federal Reserve as required by regulation and received written feedback on the plan and associated governance which it has begun to address as part of the capital planning activities for 2025 and subsequent periods. Category IV institutions are subject to a supervisory stress test every other year. The supervisory stress test will first be applicable to the Company in 2026.
•Category IV institutions are required to perform liquidity stress tests that consider the potential impact of market and idiosyncratic stresses over various time horizons, and to maintain an on-balance sheet liquidity buffer at least equal to the 30-day stress horizon. The Company has developed and continues to enhance its liquidity stress capabilities. As a result of the requirement to maintain a liquidity buffer, the Company significantly increased its on balance sheet liquidity during 2024.
•Category IV firms are required to prepare and maintain formal resolution plans for actions to be undertaken in the event of firm failure. The FDIC issued a final rule revising the resolution plan requirements effective October 1, 2024. The Company will submit its first resolution plan under the final rule in mid-2025. The Company has a program underway to develop the resolution plan and does not expect any material impact to the Company in developing the plan.
•Under regulatory heightened standards, a risk governance framework is required to be developed and maintained to manage and control the risk-taking activities of the firm. Management has developed a written framework and is implementing the various components in an integrated fashion as underlying business processes mature. Heightened standards also require risk limits, metrics, and analytics which monitor the size and direction of key risks in the organization. The Company has established risk limits which are monitored by the Board of Directors and continues to enhance related metrics and analytics.

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

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At September 30, 2024, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:
The following tables present the actual capital amounts and ratios for the Company:

	Risk-Based Capital
September 30, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,182	10.76%	$8,686	11.42%	$10,585	13.92%	$8,686	7.32%
Minimum for capital adequacy purposes	3,422	4.50	4,562	6.00	6,083	8.00	4,746	4.00
Excess	$4,760	6.26%	$4,124	5.42%	$4,502	5.92%	$3,940	3.32%
December 31, 2023
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%

The increase in our capital ratios from December 31, 2023 was primarily driven by a $1.05 billion capital investment in the first quarter 2024 and a $12.5 billion reduction in risk weighted assets as a result of our strategic decisions to exit certain non-relationship-based businesses, including the sale of our warehouse lending portfolio which closed in the third quarter 2024. At the date of the capital investment, $413 million of the capital investment was recorded in common equity, with the remainder in mezzanine equity until the associated preferred stock was converted or exchanged into common stock. In the second and third quarters 2024, substantially all of the preferred stock converted to common stock. Refer to Note 17 - Mezzanine and Stockholders' Equity for additional details.

The following tables present the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
September 30, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$9,061	11.94%	$9,061	11.94%	$10,014	13.19%	$9,061	7.64%
Minimum for capital adequacy purposes	3,415	4.50	4,554	6.00	6,072	8.00	4,743	4.00
Excess	$5,646	7.44%	$4,507	5.94%	$3,942	5.19%	$4,318	3.64%
December 31, 2023
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%

The Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

On July 25, 2024, the Company announced that it had entered into a definitive agreement to sell its residential mortgage servicing business, including mortgage servicing rights and third-party origination platform to an operating subsidiary of Mr. Cooper, Inc., a leading mortgage originator and servicer for approximately $1.3 billion. The transaction closed on October 31, 2024 and is expected to increase the common equity tier 1 ratios by approximately 60 basis points.

Other Recent Developments

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund. The FDIC continues to provide an updated estimate of each institution’s quarterly and total special assessment expense and while we expect this may result in an increase, we do not expect the increase to be material. The final rule calls for the FDIC to collect special assessments over eight quarterly assessment periods, We have made two payments to date, the first of which was paid in June 2024.

On July 27, 2023, the Federal Banking Agencies, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency, released a notice of proposed rulemaking that would make significant amendments to the Basel III Capital Rules applicable to both the Company and the Bank. In general, the proposed rule would align the regulatory capital calculation methodology for Category III and IV banking organizations with the methodology applicable to Category I and II banking organizations. In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “Expanded Risk-Based Approach,” including standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a new approach for market risk that would be based upon internal models and standardized supervisory models. If adopted as proposed, the Company and the Bank would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the Expanded Risk-Based Approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. In addition, the proposal would require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for mortgage servicing assets and deferred tax assets, among other things. The proposal, if enacted, would have an effective date of July 1, 2025, with certain elements, such as the recognition of accumulated other comprehensive income in regulatory capital and changes in risk-weighted assets calculated under the Expanded Risk-Based Approach, having a three-year phase-in period. The proposal has not been finalized. Recent public statements suggest changes to the proposal will ultimately be made before it is finalized and the only significant provisions likely to affect the Company are those related to AOCI. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Bank if adopted as proposed.

On August 29, 2023, the Federal Banking Agencies issued for public comment a proposal that would require banks with more than $100 billion in total consolidated assets, to maintain a minimum amount of long-term debt (“LTD”) that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. Under the proposal, the required minimum amount of LTD would be the greater of 6 percent of an entity’s total risk-weighted assets, 3.5 percent of an entity’s average total consolidated assets, or 2.5 percent of an entity’s total leverage exposure if it is subject to the supplementary leverage ratio. Debt instruments issued to satisfy the minimum LTD requirement would need to be unsecured, have maturities greater than one year and have plain vanilla features (e.g., no structured notes or credit sensitive instruments). The proposal would further subject banks to certain “clean holding-company” requirements, such as a prohibition on entering into derivatives with external counterparties. The proposal would provide a three-year transition period with the incremental phase-in of the requirements during this period. The proposal has not been finalized.

We identified certain material weaknesses in management's report on internal control over financial reporting included within Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2023. Our progress toward remediation as of September 30, 2024 is discussed within Item 4 of this Form 10-Q. We do not expect the operational costs to remediate these material weaknesses to be material to the consolidated financial statements.

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

Reportable Segment and Reporting Units

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment.

ITEM 1.	FINANCIAL STATEMENTS

Flagstar Financial, Inc.
Consolidated Statements of Condition

	September 30, 2024	December 31, 2023
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$23,080	$11,475
Securities:
Debt Securities available-for-sale ($10,236 and $2,822 pledged at September 30, 2024 and December 31, 2023)	10,511	9,145
Equity investments with readily determinable fair values, at fair value	14	14
Total securities net of allowance for credit losses	10,525	9,159
Loans held for sale ($1,595 and $902 measured at fair value, respectively)	1,851	1,182
Loans and leases held for investment, net of deferred loan fees and costs ($67 and zero measured at fair value at September 30, 2024 and December 31, 2023, respectively)	71,116	84,619
Less: Allowance for credit losses on loans and leases	(1,264)	(992)
Total loans and leases held for investment, net	69,852	83,627
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,364	1,392
Premises and equipment, net	649	652
Core deposit and other intangibles	519	625
Mortgage servicing rights	—	1,111
Bank-owned life insurance	1,595	1,580
Other assets	3,301	3,254
Assets held for sale (See Note 19 - Assets Held for Sale and Associated Liabilities)	1,631	—
Total assets	$114,367	$114,057
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$21,680	$30,700
Savings accounts	13,510	8,773
Certificates of deposit	29,251	21,554
Non-interest-bearing accounts	18,572	20,499
Total deposits	83,013	81,526
Borrowed funds:
Federal Home Loan Bank and Federal Reserve Bank advances	19,250	20,250
Repurchase agreements	60	—
Total wholesale borrowings	19,310	20,250
Junior subordinated debentures	581	579
Subordinated notes	442	438
Total borrowed funds	20,333	21,267
Other liabilities	1,978	2,897
Liabilities associated with assets held for sale (See Note 20 - Assets Held for Sale and Associated Liabilities)	471	—
Total liabilities	$105,795	$105,690
Mezzanine equity:
Preferred stock - Series B (See Note 17 - Mezzanine and Stockholders Equity)	1	—
Stockholders' equity:
Preferred stock - Series A and D (See Note 17 - Mezzanine and Stockholders Equity)	503	503
Common stock at par 0.01 (666,666,666 and 300,000,000 shares authorized; 422,729,599 and 248,051,930 shares issued; and 415,257,967 and 240,688,790 shares outstanding, respectively)(1)	4	2
Paid-in capital in excess of par	9,266	8,236
(Accumulated deficit)/Retained earnings	(562)	443
Treasury stock, at cost (7,471,632 and 7,363,140 shares, respectively)	(219)	(218)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $185 and $225, respectively	(468)	(581)
Net unrealized loss on pension and post-retirement obligations, net of tax of $11 and $12, respectively	(27)	(28)
Net unrealized gain on cash flow hedges, net of tax of $(27) and $(6), respectively	74	10
Total accumulated other comprehensive loss, net of tax	(421)	(599)
Total stockholders’ equity	8,571	8,367
Total liabilities, Mezzanine and Stockholders’ Equity	$114,367	$114,057
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.
See accompanying notes to the consolidated financial statements.

New York Community Bancorp, Inc.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
INTEREST INCOME:
Loans and leases	$1,061	$1,251	$3,421	$3,279
Securities and money market investments	473	261	1,174	765
Total interest income	1,534	1,512	4,595	4,044
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	218	268	664	657
Savings accounts	110	43	221	122
Certificates of deposit	372	180	1,000	436
Borrowed funds	324	139	1,019	492
Total interest expense	1,024	630	2,904	1,707
Net interest income	510	882	1,691	2,337
Provision for credit losses	242	62	947	281
Net interest income after provision for credit loan losses	268	820	744	2,056
NON-INTEREST INCOME:
Fee income	42	58	117	133
Bank-owned life insurance	10	11	32	32
Net (loss) on securities	—	—	—	(1)
Net return on mortgage servicing rights	34	23	74	70
Net gain on loan sales and securitizations	5	28	43	73
Net loan administration (loss) income	(8)	19	3	65
Bargain purchase gain	—	—	(121)	2,142
Other	30	21	88	46
Total non-interest income	$113	$160	$236	$2,560
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	316	346	961	854
FDIC insurance	98	19	239	56
Occupancy and equipment	59	55	163	142
General and administrative	188	165	557	440
Total operating expense	661	585	1,920	1,492
Intangible asset amortization	37	36	105	90
Merger-related and restructuring expenses	18	91	95	267
Total non-interest expense	716	712	2,120	1,849
(Loss) income before income taxes	(335)	268	(1,140)	2,767
Income tax (benefit) expense	(55)	61	(210)	141
Net (loss) income	$(280)	$207	$(930)	$2,626
Preferred stock dividends	9	8	27	25
Net (loss) income attributable to common stockholders	$(289)	$199	$(957)	$2,601
Basic (loss) earnings per common share(1)	$(0.79)	$0.82	$(3.16)	$10.86
Diluted (loss) earnings per common share(1)	$(0.79)	$0.81	$(3.16)	$10.84
Net (loss) income	$(280)	$207	$(930)	$2,626
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $(71); $69; $(40) and $84	206	(195)	113	(237)
Change in pension and post-retirement obligations, net of tax of $1; $—; $— and $(1)	1	—	(1)	2
Change in net unrealized gain on cash flow hedges, net of tax of $—; $(17); $(36) and $(26)	(1)	47	106	72
Reclassification adjustment for defined benefit pension plan, net of tax of $(1); $—; $(1) and $—	—	1	2	2
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of $5; $2; $15 and $5	(13)	(6)	(42)	(14)
Total other comprehensive loss, net of tax	193	(153)	178	(175)
Total comprehensive (loss) income, net of tax	$(87)	$54	$(752)	$2,451
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding(1)	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended September 30, 2024
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258
Issuance of common shares for the conversion of Series B preferred, net	63,770,655	—	—	257	—	—	—	257	(257)
Conversion of March 2024 Warrants to Series D preferred common equivalent shares	—	—	—	(302)	—	—	—	(302)	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	282,417	—	—	(5)	—	5	—	—	—
Compensation expense related to restricted stock awards	—	—	—	17	—	—	—	17	—
Net loss	—	—	—	—	(280)	—	—	(280)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(3)	—	—	(3)	—
Dividends paid on preferred stock Series A ($15.94), Series B ($3.33)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(99,469)	—	—	—	—	(1)	—	(1)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	193	193	—
Balance at September 30, 2024	415,257,967	$503	$4	$9,266	$(562)	$(219)	$(421)	$8,571	$1

Three Months Ended September 30, 2023
Balance at June 30, 2023	240,825,252	$503	$2	$8,209	$3,205	$(217)	$(642)	$11,060	$—
Shares issued for restricted stock, net of forfeitures	43,458	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	13	—	—	—	13	—
Net income	—	—	—	—	207	—	—	207	—
Dividends paid on common stock ($0.51)	—	—	—	—	(125)	—	—	(125)	—
Dividends paid on preferred stock ($15.94)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(33,956)	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(153)	(153)	—
Balance at September 30, 2023	240,834,754	$503	$2	$8,222	$3,278	$(217)	$(795)	$10,993	$—
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding(1)	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: 0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Nine Months Ended September 30, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	346
Issuance of common shares for the conversion of Series B preferred, net	63,770,655	—	—	257	—	—	—	257	(257)
Issuance of common shares for the conversion of Series C preferred, net	85,435,618	—	1	340	—	—	—	341	(346)
Issuance of common shares for the March 2024 capital raise	25,543,655	—	1	102	—	—	—	103	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	275,051	—	—	(9)	—	9	—	—	—
Compensation expense related to restricted stock awards	—	—	—	38	—	—	—	38	—
Net loss	—	—	—	—	(930)	—	—	(930)	—
Dividends paid on common stock ($0.19)	—	—	—	—	(48)	—	—	(48)	—
Dividends paid on preferred stock Series A ($47.82), Series B ($6.66)	—	—	—	—	(27)	—	—	(27)	—
Purchase of common stock	(455,802)	—	—	—	—	(10)	—	(10)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	178	178	—
Balance at September 30, 2024	415,257,967	$503	$4	$9,266	$(562)	$(219)	$(421)	$8,571	$1

Nine Months Ended September 30, 2023
Balance at December 31, 2022	227,072,445	$503	$2	$8,135	$1,041	$(237)	$(620)	$8,824	$—
Issuance and exercise of FDIC Equity appreciation instrument	13,010,669	—	—	85	—	—	—	85	—
Shares issued for restricted stock, net of forfeitures	1,174,473	—	—	(31)	—	31	—	—	—
Compensation expense related to restricted stock awards	—	—	—	33	—	—	—	33	—
Net income	—	—	—	—	2,626	—	—	2,626	—
Dividends paid on common stock ($2.04)	—	—	—	—	(364)	—	—	(364)	—
Dividends paid on Series A preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)	—
Purchase of common stock	(422,833)	—	—	—	—	(11)	—	(11)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(175)	(175)	—
Balance at September 30, 2023	240,834,754	$503	$2	$8,222	$3,278	$(217)	$(795)	$10,993	$—
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
(in millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(930)	$2,626
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	947	281
Amortization of intangibles	105	90
Depreciation	34	29
Amortization of discounts and premiums, net	141	(221)
Net loss on securities	—	1
Net gain on sales of loans	(43)	(73)
Loss (gain) on business acquisition	121	(2,142)
Stock-based compensation	38	33
Deferred tax expense	(229)	(32)
Changes in operating assets and liabilities:
Increase in other miscellaneous assets	(423)	(135)
Increase (decrease) in other miscellaneous liabilities	125	(358)
Purchases of securities held for trading	—	(10)
Proceeds from sales of securities held for trading	—	10
Change in loans held for sale, net	(423)	(615)
Net cash used in operating activities	(537)	(516)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,525	1,254
Proceeds from sales of securities available for sale	269	1,341
Purchase of securities available for sale	(2,607)	(2,346)
Redemption of Federal Home Loan Bank stock	217	1,069
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(189)	(912)
Proceeds from bank-owned life insurance, net	18	27
Net proceeds from sales of mortgage servicing rights	66	50
Net change in loans held for investment, including loan sales	11,733	(3,077)
Purchases of premises and equipment, net	(33)	(42)
Cash acquired in business acquisition	—	25,043
Net cash provided by investing activities	10,999	22,407
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,476	(9,641)
Net decrease in short-term borrowed funds	(940)	(705)
Proceeds from long-term borrowed funds	12,250	3,675
Repayments of long-term borrowed funds	(12,250)	(9,725)
Net disbursement of payments of loans serviced for others	(375)	(48)
Cash dividends paid on common stock	(48)	(364)
Cash dividends paid on preferred stock	(27)	(25)
Proceeds from common stock and warrants issued	1,003	—
Proceeds from preferred stock issued	1	—
Payments relating to treasury shares received for restricted stock award tax payments	(10)	(11)
Net cash provided by (used in) financing activities	1,080	(16,844)
Net increase in cash, cash equivalents, and restricted cash	11,542	5,047
Cash, cash equivalents, and restricted cash at beginning of period (1)	11,609	2,082
Cash, cash equivalents, and restricted cash at end of period (1)	$23,151	$7,129
Supplemental information:
Cash paid for interest	$2,722	$1,656
Cash paid for income taxes	31	32

Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$8	$4
Securitization of loans to mortgage-backed securities available for sale	262	109
Transfer of loans from held for investment to held for sale	7,486	—
Shares issued for restricted stock awards	9	31
Business Combination:
Fair value of tangible assets acquired	—	37,526
Intangible assets	—	464
Liabilities assumed	—	35,763
Issuance of FDIC Equity appreciation instrument	—	85
(1)Includes restricted cash of $71 million and $200 million at September 30, 2024 and September 30, 2023, respectively.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Notes to the Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Organization

Flagstar Financial, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company” or "we") was organized under Delaware law on July 20, 1993 and is the holding company for Flagstar Bank N.A. (hereinafter referred to as the “Bank”). The Company is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan.

The Company is subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the Office of the Comptroller of the Currency.

On November 23, 1993, the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($2.79 per share on a split-adjusted basis, reflecting the impact of ten stock splits between 1994 and 2024). The Company has grown organically and through a series of mergers and acquisitions, culminating in its acquisition of Flagstar Bancorp, Inc. ("Flagstar Bancorp"), which closed on December 1, 2022 and the Signature Transaction (as defined within Note 3 - Business Combinations) which closed on March 20, 2023.

Flagstar Bank, N.A. currently operates 419 branches across twelve states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. Flagstar Mortgage operates nationally.

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
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
The ASU improves the disclosures about a public business entity's expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions.
		We are in the process of assessing the impact of the adoption of this ASU on the consolidated financial statements and disclosures.	January 1, 2027 Early adoption is permitted.

Note 2 - Computation of Earnings per Common Share

Earnings per Common Share (Basic and Diluted)

Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the same method as basic earnings per share, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include warrants, convertible preferred stock, stock options and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. As the average common share price was above the $7.50 per share exercise price (on an as-converted common stock basis) of the warrants, the corresponding 105 million common shares underlying the shares of non-voting, common-equivalent preferred stock of the Company, par value $0.01 per share (the "Series D NVCE Stock"), underlying such warrants would have been included in the dilutive share count if the Company had positive earnings for the period. Additional information regarding the conversion of preferred shares and warrants is included in Note 17 - Mezzanine and Stockholders' Equity.
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

The following table reflects basic and diluted weighted average shares and net income (loss) per share giving effect to the reverse stock split as if it had been effective for all periods presented giving effect to the July 11, 2024 reverse stock split:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Net (loss) income attributable to common stockholders	$(289)	$199	$(957)	$2,601
Less: Dividends paid on and earnings allocated to participating securities	—	(2)	—	(27)
(Loss) earnings attributable to common stock	$(289)	$197	$(957)	$2,574
Weighted average common shares outstanding	366,637,882	240,828,836	302,382,890	236,894,841
Basic (loss) earnings per common share	$(0.79)	$0.82	$(3.16)	$10.86
(Loss) earnings attributable to common stock	$(289)	$197	$(957)	$2,574
Weighted average common shares outstanding	366,637,882	240,828,836	302,382,890	236,894,841
Potential dilutive common shares	—	808,794	—	584,509
Total shares for diluted earnings per common share computation	366,637,882	241,637,630	302,382,890	237,479,350
Diluted (loss) earnings per common share and common share equivalents	$(0.79)	$0.81	$(3.16)	$10.84

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

In connection with the Signature Transaction, the Company recorded a bargain purchase gain, as adjusted, of approximately $2.0 billion. This includes a $121 million reduction in the bargain purchase gain during the three months ended March 31, 2024, due to final adjustments to the fair value of assets received and liabilities assumed, including the in-transit and other shared accounts. This adjustment is included in non-interest income in the Company’s Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income for the nine months ended September 30, 2024. No adjustments have been made subsequent to the conclusion of the Measurement Period on March 20, 2024.

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

Unaudited Pro Forma Information – Signature Transaction

The Company’s operating results for the year ended December 31, 2023 and the three and nine months ended September 30, 2024 include the operating results of the acquired assets and assumed liabilities of Signature subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Company, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

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

Note 4 - Accumulated Other Comprehensive Income

The following table sets forth reclassifications from accumulated other comprehensive loss to net loss, including related tax effects, for the periods indicated:

	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Net gain on cash flow hedges:	$18	$7	$57	$19	Interest expense
	(5)	(1)	(15)	(5)	Income tax expense
	$13	$6	$42	$14
Amortization of defined benefit pension plan items:
Actuarial losses	(1)	(1)	(3)	(2)	General and administrative(2)
	1	—	1	—	Income tax benefit
	$—	$(1)	$(2)	$(2)
Total reclassifications for the period	$13	$5	$40	$12
(1)Amounts in parentheses indicate expense items.
(2)Included in the computation of net periodic cost. See Note 12 - Pension and Other Post-Retirement Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	September 30, 2024
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,296	$2	$123	$1,175
GSE CMOs	7,452	67	341	7,178
Private Label collateralized mortgage obligations	160	12	—	172
Total mortgage-related debt securities	$8,908	$81	$464	$8,525
Other Debt Securities:
GSE debentures	1,502	—	248	1,254
Asset-backed securities (2)	246	—	3	243
Municipal bonds	6	—	—	6
Corporate bonds	364	—	7	357
Foreign notes	35	—	—	35
Capital trust notes	95	6	10	91
Total other debt securities	$2,248	$6	$268	$1,986
Total debt securities available for sale	$11,156	$87	$732	$10,511
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities (3)	$11,172	$87	$734	$10,525
(1)The amortized cost of investment securities is reported net of allowance for credit losses of $3 million.
(2)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(3)Excludes accrued interest receivable of $35 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2023
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$1	$146	$1,221
GSE CMOs	5,495	48	381	5,162
Private Label collateralized mortgage obligations	174	7	1	180
Total mortgage-related debt securities	$7,035	$56	$528	$6,563
Other Debt Securities:
U. S. Treasury obligations	$198	$—	$—	$198
GSE debentures	1,899	1	291	1,609
Asset-backed securities (2)	307	—	5	302
Municipal bonds	6	—	—	6
Corporate bonds	365	—	22	343
Foreign Notes	35	—	1	34
Capital trust notes	97	5	12	90
Total other debt securities	$2,907	$6	$331	$2,582
Total other securities available for sale	$9,942	$62	$859	$9,145
Equity securities:
Mutual funds	$16	$—	$2	$14
Total equity securities	$16	$—	$2	$14
Total securities	$9,958	$62	$861	$9,159
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $38 million included in other assets in the Consolidated Statements of Condition.

At September 30, 2024, the Company had $816 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. At December 31, 2023, the Company had $861 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at September 30, 2024, the Company had $219 million of Federal Reserve Bank stock, at cost. The Company had $203 million of Federal Reserve Bank stock, at December 31, 2023.

There were no realized gains and losses on sales of available-for-sale securities in the third quarter 2024 and less than $1 million for the first nine months of 2024. No available-for-sale securities were sold during the three and nine month periods ended September 30, 2023.

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(in millions)
Available-for-Sale Debt Securities:
Due within one year	$80	$—	$—	$50	$129
Due from one to five years	115	—	—	303	414
Due from five to ten years	276	1,502	6	101	1,604
Due after ten years	8,437	—	—	285	8,364
Total debt securities available for sale	$8,908	$1,502	$6	$739	$10,511
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2024:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in a continuous unrealized loss position:
U.S. Government agency and GSE obligations	$—	$—	$1,254	$248	$1,254	$248
GSE certificates	—	—	1,104	123	1,104	123
Private Label collateralized mortgage obligations	—	—	17	—	17	—
GSE collateralized mortgage obligations	1	—	2,958	341	2,959	341
Asset-backed securities	—	—	175	3	175	3
Municipal bonds	—	—	6	—	6	—
Corporate bonds	—	—	356	7	356	7
Foreign notes	—	—	10	—	10	—
Capital trust notes	—	—	33	10	33	10
Equity securities	—	—	14	2	14	2
Total securities in a continuous unrealized loss position	$1	$—	$5,927	$734	$5,928	$734

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2023:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in a continuous unrealized loss position:
U.S. Government agency and GSE obligations	$181	$1	$1,362	$290	$1,543	$291
GSE certificates	312	5	843	141	1,155	146
Private Label collateralized mortgage obligations	29	1	—	—	29	1
GSE collateralized mortgage obligations	1,835	77	1,312	304	3,147	381
Asset-backed securities	—	—	228	5	228	5
Municipal bonds	—	—	6	—	6	—
Corporate bonds	—	—	343	22	343	22
Foreign notes	—	—	9	1	9	1
Capital trust notes	—	—	81	12	81	12
Equity securities	—	—	14	2	14	2
Total securities in a continuous unrealized loss position	$2,357	$84	$4,198	$777	$6,555	$861

The investment securities having a continuous loss position for twelve months or more at September 30, 2024 consisted of two hundred twenty-two agency collateralized mortgage obligations, five capital trusts notes, five asset-backed securities, twelve corporate bonds, thirty-three US government agency bonds, three hundred twenty-eight mortgage-backed securities, one mutual fund, one municipal bond, two private collateralized mortgage obligations and one foreign note. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2023 consisted of eighty-four agency collateralized mortgage obligations, six capital trusts notes, eight asset-backed securities, twelve corporate bonds, thirty-seven US government agency bonds, three hundred two mortgage-backed securities, one mutual fund, one foreign debt and one municipal bond.

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

None of the remaining unrealized losses identified as of September 30, 2024 or December 31, 2023 relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment loans at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and unamortized fair value adjustments for acquired loans:

	September 30, 2024		December 31, 2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Multi-family	$35,140	49.4%	$37,265	44.0%
Commercial real estate	9,217	13.0%	10,470	12.4%
One-to-four family first mortgage	5,247	7.4%	6,061	7.2%
Acquisition, development, and construction	3,265	4.6%	2,912	3.4%
Commercial and industrial(1)	14,045	19.7%	22,065	26.1%
Lease financing, net of unearned income of $193 and $258, respectively	2,429	3.4%	3,189	3.8%
Other	1,773	2.5%	2,657	3.1%
Total loans and leases held for investment (2)	$71,116	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,264)		(992)
Total loans and leases held for investment, net	69,852		83,627
Loans held for sale, at fair value	1,851		1,182
Total loans and leases, net	$71,703		$84,809
(1)Includes specialty finance loans and leases of $4.6 billion and $5.2 billion at September 30, 2024 and December 31, 2023, respectively.
(2)Excludes accrued interest receivable of $304 million and $423 million at September 30, 2024 and December 31, 2023, respectively, which is included in other assets in the Consolidated Statements of Condition.
Loans Held for Sale

Loans held for sale at September 30, 2024 totaled $1.9 billion, up from $1.2 billion at December 31, 2023.

We classify loans as held for sale when we originate or purchase loans that we intend to sell and when we change our intent about holding for investment. Mortgage loans held for sale for which, we have elected the fair value option are carried at fair value. Loans originally held for investment that we have changed our intent and plan to sell are carried at the lower of amortized cost or market. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

The following table is a summary of non-accrual loans held for sale:

(in millions)	September 30, 2024	December 30, 2023
Non-accrual loans held for sale:
Commercial real estate	$112	$163
One-to-four family first mortgage	64	—
Acquisition, development, and construction	13	1
Total non-accrual loans held for sale	$189	$164
Asset Quality

All asset quality information excludes loans with government guarantees that are insured by U.S. government agencies. As of September 30, 2024, these loans totaled $386 million.

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases recording interest income, and previously accrued interest is reversed against interest income. A loan is only returned to accrual status when the loan is current (typically a minimum of six months of payment performance) and management has reasonable assurance that the loan will be fully collectible. Interest received on non-accrual loans is recorded as a reduction in the carrying amount. At September 30, 2024 and December 31, 2023 we had no loans that were 90 days or more past due and still accruing.
The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2024:

(in millions)	Loans 30-89 Days Past Due	Non-Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$124	$1,504	$33,512	$35,140
Commercial real estate	43	692	$8,482	9,217
One-to-four family first mortgage	21	39	$5,187	5,247
Acquisition, development, and construction	16	21	$3,228	3,265
Commercial and industrial(1)	47	235	$16,192	16,474
Other	10	23	$1,740	1,773
Total	$261	$2,514	$68,341	$71,116
(1)Includes lease financing receivables.
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non-Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$121	$138	$37,006	$37,265
Commercial real estate	28	128	$10,314	10,470
One-to-four family first mortgage	40	95	$5,926	6,061
Acquisition, development, and construction	2	2	$2,908	2,912
Commercial and industrial(1)	37	43	$25,174	25,254
Other	22	22	$2,613	2,657
Total	$250	$428	$83,941	$84,619
(1)Includes lease financing receivables.

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family:
Pass	$17	$743	$6,631	$6,870	$5,719	$4,381	$—	$—	$24,361
Special Mention	—	11	817	294	466	829	18	—	2,435
Substandard	2	84	441	643	1,282	4,388	—	—	6,840
Non-accrual	—	—	100	96	240	1,068	—	—	1,504
Total Multi-family	19	838	7,989	7,903	7,707	10,666	18	—	35,140
Year to date gross charge-offs	—	—	(18)	(24)	(34)	(112)	—	—	(188)
Commercial Real Estate:
Pass	$130	$705	$1,667	$1,061	$673	$2,336	$97	$409	$7,078
Special Mention	—	35	3	12	69	139	9	—	267
Substandard	1	12	201	62	110	793	—	1	1,180
Non-accrual	—	36	138	1	33	484	—	—	692
Total Commercial Real Estate	131	788	2,009	1,136	885	3,752	106	410	9,217
Year to date gross charge-offs	—	(8)	(81)	—	(19)	(303)	—	—	(411)
One-to-Four Family
Pass	$123	$551	$2,503	$875	$183	$652	$84	$1	$4,972
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	—	1	7	2	20	204	—	—	234
Non-accrual	—	1	5	5	4	21	3	—	39
Total One-to-Four Family	123	553	2,515	882	207	879	87	1	5,247
Year to date gross charge-offs	—	—	(1)	(1)	—	(6)	—	—	(8)
Acquisition, Development and Construction
Pass	$314	$542	$169	$186	$1	$10	$1,640	$2	$2,864
Special Mention	—	20	61	42	3	—	133	—	259
Substandard	1	11	10	2	—	—	97	—	121
Non-accrual	—	—	18	1	—	2	—	—	21
Total Acquisition, Development and Construction	315	573	258	231	4	12	1,870	2	3,265
Year to date gross charge-offs	—	—	—	—	—	(4)	—	—	(4)
Commercial and Industrial
Pass	$892	$3,099	$2,269	$786	$537	$966	$5,696	$1,319	$15,564
Special Mention	15	19	24	9	8	4	69	6	154
Substandard	32	38	110	83	6	43	209	—	521
Non-accrual	0	14	187	8	14	12	0	—	235
Total Commercial and Industrial	$939	$3,170	$2,590	$886	$565	$1,025	$5,974	$1,325	$16,474
Year to date gross charge-offs	(3)	(12)	(17)	(5)	(11)	(31)	—	—	(79)
Other Loans
Pass	$97	$31	$13	$5	$2	$37	$1,434	$130	$1,749
Special Mention	—	—	—	1	—	—	—	—	1
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	5	18	—	23
Total Other Loans	97	31	13	6	2	42	1,452	130	1,773
Year to date gross charge-offs	(2)	(3)	(3)	(1)	(1)	(5)	—	—	(15)

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2023:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2023	2022	2021	2020	2019	Prior To 2019			Total
Multi-family:
Pass	$840	$7,945	$7,967	$7,310	$3,525	$6,537	$46	$—	$34,170
Special Mention	—	95	33	377	36	227	—	—	768
Substandard	—	21	176	237	451	1,304	—	—	2,189
Non-accrual	—	5	6	—	28	99	—	—	138
Total Multi-family	840	8,066	8,182	7,924	4,040	8,167	46	—	37,265
Year to date gross charge-offs	—	(112)	—	—	—	(7)	—	—	(119)
Commercial Real Estate:
Pass	$880	$2,110	$1,182	$939	$1,011	$2,439	$172	$1	$8,734
Special Mention	—	122	12	—	116	106	11	—	367
Substandard	44	49	47	72	239	790	—	—	1,241
Non-accrual	—	—	1	—	4	123	—	—	128
Total Commercial Real Estate	924	2,281	1,242	1,011	1,370	3,458	183	1	10,470
Year to date gross charge-offs	—	—	—	—	—	(56)	—	—	(56)
One-to-Four Family
Pass	$526	$2,627	$920	$210	$239	$721	$78	$7	$5,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	2	20	69	542	—	—	638
Non-accrual	1	11	17	8	18	37	—	3	95
Total One-to-Four Family	527	2,643	939	238	326	1,300	78	10	6,061
Year to date gross charge-offs	—	—	—	—	(1)	(2)	—	—	(3)
Acquisition, Development and Construction
Pass	$406	$322	$298	$4	$4	$6	$1,685	$100	$2,825
Special Mention	—	—	24	30	—	—	3	—	57
Substandard	—	6	7	—	—	15	—	—	28
Non-accrual	—	1	1	—	—	—	—	—	2
Total Acquisition, Development and Construction	406	329	330	34	4	21	1,688	100	2,912
Year to date gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$9,418	$3,547	$1,633	$984	$719	$791	$7,535	$56	$24,683
Special Mention	1	182	17	8	6	20	101	—	335
Substandard	7	24	43	16	38	33	32	—	193
Non-accrual	2	14	2	11	1	2	11	—	43
Total Commercial and Industrial	9,428	3,767	1,695	1,019	764	846	7,679	56	25,254
Year to date gross charge-offs	(2)	(7)	(1)	(7)	—	(14)	—	—	(31)
Other Loans
Pass	$171	$346	$244	$133	$133	$117	$1,223	$268	$2,635
Non-accrual	—	2	1	1	1	2	4	11	22
Total Other Loans	171	348	245	134	134	119	1,227	279	2,657
Year to date gross charge-offs	—	(3)	(4)	(1)	(2)	(4)	—	—	(14)

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

The following table summarizes the recorded investment of the Company’s collateral-dependent loans held for investment by collateral type as of September 30, 2024:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$1,582	$—
Commercial real estate	708	—
One-to-four family first mortgage	37	—
Acquisition, development, and construction	20	—
Commercial and industrial	—	207
Total collateral-dependent loans held for investment	$2,347	$207
At September 30, 2024 and December 31, 2023, the Company had $57 million and $81 million of residential mortgage loans in the process of foreclosure, respectively.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Principal Forgiveness	Total	Percent of Total Loan class
Three Months Ended September 30, 2024
One-to-four family first mortgage	—	$1	—	$1	$2	0.04%
Commercial and industrial	—	1	—	—	1	0.01%
Total	$—	$2	$—	$1	$3
Three Months Ended September 30, 2023
Multi-family	$100	$—	$—	$—	$100	0.95%
Commercial real estate	67	—	—	—	67	0.64%
One-to-four family first mortgage	3	1	2	—	6	0.10%
Commercial and industrial	1	11	2	—	14	0.07%
Other Consumer	$—	$—	$1	—	1	0.04%
Total	$171	$12	$5	$—	$188

Nine Months Ended September 30, 2024
Multi-family	$2	$—	$—	$—	$2	0.01%
Commercial real estate	8	4	—	—	12	0.13%
One-to-four family first mortgage	—	6	2	1	9	0.15%
Commercial and industrial	—	8	1	—	9	0.05%
Total	$10	$18	$3	$1	$32
Nine Months Ended September 30, 2023
Multi-family	$100	$—	$—	$—	$100	0.95%
Commercial real estate	119	—	—	—	119	1.13%
One-to-four family first mortgage	3	4	5	—	12	0.20%
Commercial and industrial	1	18	2	—	21	0.10%
Other Consumer	—	—	1	—	1	0.04%
Total	$223	$22	$8	$—	$253

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three months ended September 30, 2024
One-to-four family first mortgage	—%	—%	10.73
Commercial and industrial	—	—	1.9
Three Months Ended September 30, 2023
Multi-family	7.73%	6.17%
Commercial real estate	10.77%	4.32%
One-to-four family first mortgage	—	—	9.9
Commercial and industrial	8.02%	7.74%	0.36
Other Consumer	9.28%	4.75%	4.8

Nine Months ended September 30, 2024
Multi-family	8.08%	6.0%
Commercial real estate	8.13	7.0
One-to-four family first mortgage	4.69	3.7	12.1
Commercial and industrial	7.81	6.1	0.6
Other Consumer	10.73	4.3	1.8
Nine Months ended September 30, 2023
Multi-family	7.73%	6.17%
Commercial real estate	10.48%	4.18%
One-to-four family first mortgage	—	—	12.0
Commercial and industrial	8.02%	7.74	0.46
Other Consumer	14.49%	8.00%	4.8

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the first nine months of 2024 and were within twelve months of the modification date:

(dollars in millions)	Term Extension	Combination - Interest Rate Reduction and Term/Payment Extension/Delay
Commercial real estate	$4	$—
One-to-four family first mortgage	—	1
Commercial and industrial	4	—
Total	$8	$1

As of September 30, 2023, there were $3 million one-to-four family first mortgages that were modified for borrowers experiencing financial difficulty that received term extension and subsequently defaulted during the first nine months of 2023 and $5 million one-to-four family first mortgages that were combination modifications and subsequently defaulted during the first nine months of 2023.

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at September 30, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	September 30, 2024
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$24	$—	$—	$24
Commercial real estate	8	—	4	12
One-to-four family first mortgage	7	—	5	12
Commercial and industrial	2	2	5	9
Other Consumer	1	—	—	1
Total	$42	$2	$14	$58

The following table provides a summary of loan balances at September 30, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through June 30, 2023, by class of financing receivable and delinquency status:

	September 30, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
One-to-four family first mortgage	$1	$—	$9	$10
Commercial and industrial	21	—	—	21
Other Consumer	1	—	—	1
Total	$23	$—	$9	$32

Note 7 - Allowance for Credit Losses on Loans and Leases
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family First Mortgage	Acquisition, Development, and Construction	Other	Total
Three Months Ended September 30, 2024	(in millions)
Balance, beginning of period	$618	$328	$40	$43	$239	$1,268
Charge-offs	(101)	(110)	(7)	(4)	(38)	(260)
Recoveries	3	6	5	—	7	21
Provision for (recovery of) credit losses on loans and leases	104	68	4	11	48	235
Balance, end of period	$624	$292	$42	$50	$256	$1,264
Three Months Ended September 30, 2023
Balance, beginning of period	$192	$69	$45	$23	$265	$594
Charge-offs	(2)	(13)	(1)	—	(10)	(26)
Recoveries	—	—	—	—	2	2
Provision for (recovery of) credit losses on loans and leases	(6)	64	(1)	8	(16)	49
Balance, end of period	$184	$120	$43	$31	$241	$619

Nine Months Ended September 30, 2024
Balance, beginning of period	$307	$366	$47	$36	$236	$992
Charge-offs	(188)	(411)	(8)	(4)	(94)	(705)
Recoveries	4	6	5	—	20	35
Provision for (recovery of) credit losses on loans and leases	501	331	(2)	18	94	942
Balance, end of period	$624	$292	$42	$50	$256	$1,264
Nine Months Ended September 30, 2023
Balance, beginning of period	$178	$46	$46	$20	$103	$393
Adjustment for Purchased PCD Loans	—	—	—	—	13	13
Charge-offs	(2)	(14)	(3)	—	(16)	(35)
Recoveries	—	—	—	—	12	12
Provision for (recovery of) credit losses on loans and leases	8	88	—	11	129	236
Balance, end of period	$184	$120	$43	$31	$241	$619

At September 30, 2024, the allowance for credit losses on loans and leases was $1.3 billion compared to $1.0 billion at December 31, 2023, up $272 million. Interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the next 18 months. Although the short-term interest rate reduction announced by the Federal Reserve during the third quarter 2024 does alleviate some pressure on our borrowers, rates remain high and uncertainty remains for future potential rate reductions. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

Our allowance for credit losses is determined based on quantitative modeling that incorporates and weighs economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for multi-family loans and, most notably, rent-regulated multi-family loans.

As of September 30, 2024 and December 31, 2023, the allowance for unfunded commitments totaled $64 million and $52 million, respectively.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.78 percent at September 30, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.80 percent at September 30, 2024, compared to 1.26 percent at December 31, 2023.

The following table presents additional information about the Company’s non-accrual loans at September 30, 2024:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Non-accrual loans with no related allowance:
Multi-family	$837	$—	$23
Commercial real estate	722	—	33
One-to-four family first mortgage	94	—	—
Acquisition, development, and construction	17	—	1
Other (includes commercial and industrial)	7	—	—
Total non-accrual loans with no related allowance	$1,677	$—	$57
Non-accrual loans with an allowance recorded:
Multi-family	$667	$56	$22
Commercial real estate	83	24	4
One-to-four family first mortgage	9	1	—
Acquisition, development, and construction	17	4	1
Other (includes commercial and industrial)	250	78	7
Total non-accrual loans with an allowance recorded	$1,026	$163	$34
Total non-accrual loans:
Multi-family	$1,504	$56	$45
Commercial real estate	805	24	37
One-to-four family first mortgage	103	1	—
Acquisition, development, and construction	34	4	2
Other (includes commercial and industrial)	257	78	7
Total non-accrual loans	$2,703	$163	$91

The following table presents additional information about the Company’s non-accrual loans at December 31, 2023:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Non-accrual loans with no related allowance:
Multi-family	$134	$—	$5
Commercial real estate	53	—	2
One-to-four family first mortgage	85	—	—
Other (includes commercial and industrial)	22	—	—
Total non-accrual loans with no related allowance	$294	$—	$7
Non-accrual loans with an allowance recorded:
Multi-family	$4	$—	$—
Commercial real estate	$75	$17	$3
One-to-four family first mortgage	11	2	—
Other (includes commercial and industrial)	44	28	—
Total non-accrual loans with an allowance recorded	$134	$47	$3
Total non-accrual loans:
Multi-family	$138	$—	$5
Commercial real estate	128	17	5
One-to-four family first mortgage	96	2	—
Other (includes commercial and industrial)	66	28	—
Total non-accrual loans	$428	$47	$10

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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in either an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At September 30, 2024 and December 31, 2023, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $17 million and $280 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income on lease financing (1)	$32	$28	$105	$80
(1)Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2024 and December 31, 2023, the carrying value of net investment in leases, excluding purchase accounting adjustments was $2.7 billion and $3.5 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	September 30, 2024	December 31, 2023
Net investment in the lease - lease payments receivable	$2,345	$3,187
Net investment in the lease - unguaranteed residual assets	306	321
Total lease payments	$2,651	$3,508

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	September 30, 2024
2024	$131
2025	492
2026	658
2027	444
2028	276
Thereafter	650
Total lease payments	$2,651
Plus: deferred origination costs	26
Less: unearned income	(193)
Less: purchase accounting adjustment	(55)
Total lease finance receivables, net	$2,429

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$20	$25	$58	$60
Total lease cost	$20	$25	$58	$60

Supplemental cash flow information related to the leases for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$16	$54	$46

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets (1)	$459	$426
Operating lease liabilities (2)	$484	$446
Weighted average remaining lease term	10.7 years	11.2 years
Weighted average discount rate %	4.76%	4.71%
(1)Included in Other assets in the Consolidated Statements of Condition.
(2)Included in Other liabilities in the Consolidated Statements of Condition.

(in millions)	September 30, 2024
Maturities of lease liabilities:
2024	$19
2025	74
2026	70
2027	63
2028	56
Thereafter	347
Total lease payments	$629
Less: imputed interest	(145)
Total present value of lease liabilities	$484

Note 9 - Mortgage Servicing Rights

At September 30, 2024, we have classified all mortgage servicing rights as assets held for sale within the Statement of Condition. See Note 19 - Assets Held for Sale and Associated Liabilities. Disclosures related to the mortgage servicing rights balance at December 31, 2023 have been included within Note 19 - Assets Held for Sale and Associated Liabilities for comparability purposes.

Note 10 - Variable Interest Entities
    We have no consolidated VIEs as of September 30, 2024 and December 31, 2023.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $172 million as of September 30, 2024 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 11 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

(in millions)	September 30, 2024	December 31, 2023
Wholesale borrowings:
FHLB advances	$18,250	$19,250
Federal Reserve Bank term funding	1,000	1,000
Repurchase agreements	60	—
Total wholesale borrowings	$19,310	$20,250
Junior subordinated debentures	581	579
Subordinated notes	442	438
Total borrowed funds	$20,333	$21,267

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $109 million and $50 million, respectively, at September 30, 2024 and December 31, 2023.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at September 30, 2024 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2024	$5,100	3.20	$5,100	3.01
2025	2,500	3.79	2,750	3.77
2026	4,000	5.42	4,000	5.42
2027	4,000	4.92	4,000	4.92
2028	2,400	5.31	2,400	5.31
2032	250	1.17	—	—
Total FHLB advances	$18,250		$18,250
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

Federal Reserve Advances

No discount window borrowings are outstanding as of September 30, 2024 as all such borrowings were repaid in September 2024. The Company had $1.0 billion drawn under the Bank Term Funding Program at September 30, 2024, which was scheduled to mature in December 2024 and was repaid in October 2024. See Note 20 - Subsequent Events.

Junior Subordinated Debentures

The Company had $609 million at both September 30, 2024 and December 31, 2023, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.
The following table presents contractual terms of the junior subordinated debentures outstanding at September 30, 2024:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$147	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	6.81%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	8.46%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.52%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	8.17%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)	8.81%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	8.12%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)	7.56%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)	7.56%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	6.96%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	7.06%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)	6.66%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)	7.71%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures (3)		$609	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp acquisition fair value adjustments of $28 million.

Subordinated Notes

The Company had $442 million in subordinated notes outstanding at September 30, 2024, and $438 million outstanding at December 31, 2023. All of the subordinated notes include a fixed rate of interest for a contractual period of time and then are floating thereafter as summarized in the table and information below.

	Date of Original Issue	Stated Maturity	Interest Rate at September 30, 2024	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	8.269%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes bore interest at an initial rate of 5.90 percent per annum payable semi-annually. From and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month Secured Overnight Financing Rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to Secured Overnight Financing Rate thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 12 - Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in millions)	Pension Benefits	Post- Retirement Benefits (2)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post Retirement Benefits (2)	Pension Benefits	Post Retirement Benefits
Components of net periodic pension expense (credit):(1)
Interest cost	$1	$—	$1	$—	$3	$—	$4	$—
Expected return on plan assets	(4)	—	(4)	—	(12)	—	(11)	—
Amortization of net actuarial loss	1	—	2	—	3	—	5	—
Net periodic (credit) expense	$(2)	$—	$(1)	$—	$(6)	$—	$(2)	$—
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

Note 13 - Stock-Related Benefits Plans
Stock Based Compensation
At September 30, 2024, the Company had a total of 12,949,972 shares (reflective of the 1-for-3 reverse stock split effected July 11, 2024) available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which includes the remaining shares available, converted at the merger conversion factor from the legacy Flagstar Bancorp, Inc. 2016 Stock Plan. The Company granted 2,068,462 shares of restricted stock, with an average fair value of $8.86 per share on the date of grant, during the nine months ended September 30, 2024.

Compensation and benefits expense related to the restricted stock awards is recognized on a straight-line basis over the vesting period and totaled $39 million and $31 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $79 million. This amount will be recognized over a remaining weighted average period of 2.1 years.

Forfeitures of Restricted Stock Awards are accounted for as they occur.

Stock Options
On March 6, 2024, the Company granted 6,333,333 stock options (1,333,333 vest on March 6, 2025 and 5,000,000 vest in 12 equal quarterly installments on the final day of each quarter beginning June 30, 2024) to senior executives of the Company. These options expire on March 6, 2034. On April 25, 2024 the Company granted 3,000,000 stock options to senior executives of the Company; these options vest in three equal installments on each of the first three anniversaries of the grant date and expire on April 25, 2031. On June 21, 2024 the Company granted 1,000,000 stock options to senior executives of the Company which vest in three equal installments on each of the first three anniversaries of the grant date. These options expire on June 21, 2031. On July 24, 2024 the Company granted 1,000,000 stock options to senior executives of the Company, which vest in three equal installments on each of the first three anniversaries of the grant date. These options expire on July 24, 2031. On July 29, 2024 the Company granted 2,000,000 stock options to senior executives of the Company, which vest in three equal installments on each of the first three anniversaries of the grant date. These options will expire on July 29, 2031. All relevant share information related to stock options is reflective of the 1-for-3 reverse stock split effected July 11, 2024. The Company generally utilizes the Black-Scholes option pricing model to measure the fair value of stock option grants, although measurements for long-dated options are difficult due to lack of market data appropriate for the instrument lives. No stock options were forfeited during the nine months ended September 30, 2024. The Company estimates the options granted in the nine months ended September 30, 2024 to have a grant date fair-value of $72 million, which will be recognized in compensation expense over the vesting period.

The following table summarizes stock options activity for the period indicated:

(in thousands, except per share data)	Nine Months ended September 30, 2024
Stock Options	Number of Options	Weighted- Average Exercise Price per Share
Outstanding as of January 1	$—	$—
Granted	13,333	8.44
Vested	(833)	6.00
Unvested at end of period	12,500	8.60
Exercisable at end of period	833

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
Derivatives designated as hedging instruments. The Company has previously designated certain interest rate swaps as cash flow hedges on overnight Secured Overnight Financing Rates-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives previously designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At September 30, 2024, the Company had $74 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $10 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive loss at December 31, 2023. There were no designated hedging relationships as of September 30, 2024.
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

For the nine months ended September 30, 2024, interest income from loans and leases in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income increased by $7 million due to the floating rate payments received on the swaps being greater than the fixed rate payments, as well as the accretion of the fair value basis adjustment subsequent to discontinuance of the hedges.

The fair value basis adjustment on our previously hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $5.9 billion at September 30, 2024, of which unrealized loss of $24 million was due to the discontinued fair value hedge relationship.

The following tables set forth information regarding the Company’s derivative financial instruments:

	September 30, 2024
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives not designated as hedging instruments:
Assets
Futures	$870	$—	$—	2024
Mortgage-backed securities forwards	1,469	6	—	2024
Rate lock commitments	1,996	11	—	2024
Interest rate swaps and swaptions	1,505	23	—	2024-2041
Liabilities
Mortgage-backed securities forwards	$742	$—	$12	2024
Rate lock commitments	464	—	3	2024
Interest rate swaps and swaptions	2,646	—	31	2024-2054

	December 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Date
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$2	2025-2028
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	—	1	2025-2027
Derivatives not designated as hedging instruments:
Assets
Futures	$—	$—	$—
Mortgage-backed securities forwards	1,012	11	—	2024
Rate lock commitments	1,490	12	—	2024
Interest rate swaps and swaptions	5,431	115	—	2024-2041
Liabilities
Futures	2,235	—	1	2024
Mortgage-backed securities forwards	1,048	—	32	2024
Rate lock commitments	77	—	3	2024
Interest rate swaps and swaptions	2,720	—	59	2024-2054

The table below presents the gross derivative assets and liabilities and the related cash pledged as collateral at September 30, 2024. No amounts were netted in the Statement of Condition.

	September 30, 2024
	Gross Amounts Not Offset in the Statements of Condition
(in millions)	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$6	$—
Interest rate swaptions	23	—
Total derivative assets	$29	$—
Liabilities
Mortgage-backed securities forwards	12	14
Interest rate swaps (1)	31	110
Total derivative liabilities	$43	$124
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

The table below presents the gross derivative assets and liabilities and the related cash pledged as collateral at December 31, 2023. No amounts were netted in the Statement of Condition.

	December 31, 2023
	Gross Amounts Not Offset in the Statements of Condition
(in millions)	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$2	$75
Interest rate swaps on multi-family loans held for investment(1)	1	27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$11	$(1)
Interest rate swaptions	115	(34)
Total derivative assets	$126	$(35)
Liabilities
Futures	$1	$3
Mortgage-backed securities forwards	32	57
Interest rate swaps (1)	59	42
Total derivative liabilities	$92	$102
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

Interest rate swaps with notional amounts totaling $5.5 billion as of December 31, 2023 were designated as cash flow hedges of certain FHLB borrowings. There were no designated hedging relationships as of September 30, 2024.

The following table presents the effect of the Company’s cash flow derivative instruments on accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss	$(1)	$64	$142	$98
Amount of reclassified from accumulated other comprehensive loss to interest expense	$(18)	$(7)	$(57)	$(19)

In the third quarter 2024, the Company repaid $2 billion of FHLB advances that were associated with previously de-designated cash flow hedging relationships. As no future cash flows will occur as a result of the repayments, the Company reclassified the gain of approximately $5 million out of accumulated other comprehensive loss into interest expense during the quarter.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. We will recognize $80 million of lower interest expense over the next rolling twelve month period related to the reclassification.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)		2024	2023	2024	2023
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(1)	$—	$2	$3
Interest rate swaps and swaptions	Net return on mortgage servicing rights	45	(61)	8	(83)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	3	(12)	(18)	(25)
Rate lock commitments and US Treasury futures	Net gain on loan sales	(3)	1	20	39
Interest rate swaps (1)	Other non-interest income	1	—	(4)	1
Total derivative (loss) gain		$45	$(72)	$8	$(65)
(1) Includes customer-initiated commercial interest rate swaps.
Note 15 - Intangible Assets

Finite-lived Intangible Assets

At September 30, 2024, intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(201)	$499	$700	$(113)	$587
Other intangible assets	51	(31)	20	56	(18)	38
Total other intangible assets	$751	$(232)	$519	$756	$(131)	$625

As of September 30, 2024 the weighted average amortization period for core deposit intangibles and other intangible assets is 8.5 years and 2.9 years, respectively. Core deposit intangibles are amortized over the estimated useful life using the sum of years digits amortization method.

The estimated amortization expense of core deposit intangibles and other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2024	$32
2025	106
2026	93
2027	80
2028	68
2029 and beyond	140
Total	$519

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

At September 30, 2024, we have classified all mortgage servicing rights as assets held for sale within the Statement of Condition. See Note 19 - Assets Held for Sale and Associated Liabilities. Fair value disclosures related to the mortgage servicing rights balance presented within assets held for sale at September 30, 2024 have been included under the caption "mortgage servicing rights" within this Note for comparability purposes.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	September 30, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—		$1,175	$—	$1,175
GSE collateralized mortgage obligations	—		7,178	—	7,178
Private label collateralized mortgage obligations	—		139	33	172
Total mortgage-related debt securities	$—		$8,492	$33	$8,525
Other Debt Securities Available for Sale:
GSE debentures	$—		$1,254	$—	$1,254
Asset-backed securities	—		243	—	243
Municipal bonds	—		6	—	6
Corporate bonds	—		357	—	357
Foreign notes	—		35	—	35
Capital trust notes	—		91	—	91
Total other debt securities	$—		$1,986	$—	$1,986
Total debt securities available for sale	$—		$10,478	$33	$10,511
Equity securities:
Mutual funds and common stock	$—		$14	$—	$14
Total equity securities	$—		$14	$—	$14
Total securities	$—		$10,492	$33	$10,525
Loans held for sale
Residential first mortgage loans	$—		$1,399	$—	$1,399
Acquisition, development, and construction	—		178	—	178
Commercial and industrial loans	—	—	18	—	18
Loans held-for-investment
Residential first mortgage loans	—		67	—	67
Derivative assets
Interest rate swaps and swaptions	—		23	—	23
Rate lock commitments (fallout-adjusted)	—		—	11	11
Mortgage-backed securities forwards	—		6	—	6
Mortgage servicing rights	—		—	1,105	1,105
Total assets at fair value	$—		$12,183	$1,149	$13,332
Derivative liabilities
Mortgage-backed securities forwards	$—		$12	$—	$12
Interest rate swaps and swaptions	—		31	—	31
Rate lock commitments (fallout-adjusted)	—		—	3	3
Total liabilities at fair value	$—		$43	$3	$46

	December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,221		$—	$1,221
GSE collateralized mortgage obligations	—	5,162		—	5,162
Private label collateralized mortgage obligations	—	148		32	180
Total mortgage-related debt securities	$—	$6,531		$32	$6,563
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$198	$—		$—	$198
GSE debentures	—	1,609		—	1,609
Asset-backed securities	—	302		—	302
Municipal bonds	—	6		—	6
Corporate bonds	—	343		—	343
Foreign notes	—	34		—	34
Capital trust notes	—	90		—	90
Total other debt securities	$198	$2,384		$—	$2,582
Total debt securities available for sale	$198	$8,915		$32	$9,145
Equity securities:
Mutual funds and common stock	—	14		—	14
Total equity securities	$—	$14		$—	$14
Total securities	$198	$8,929		$32	$9,159
Loans held for sale
Residential first mortgage loans	$—	$770		$—	$770
Acquisition, development, and construction	—	123		—	$123
Commercial and industrial loans	—	9		—	$9
Derivative assets
Interest rate swaps and swaptions	—	115		—	115
Rate lock commitments (fallout-adjusted)	—	—		12	12
Mortgage-backed securities forwards	—	11		—	11
Mortgage servicing rights	—	—		1,111	1,111
Total assets at fair value	$198	$9,957		$1,155	$11,310
Derivative liabilities
Mortgage-backed securities forwards	—	32		—	32
Futures		1			1
Interest rate swaps and swaptions	—	59		—	59
Rate lock commitments (fallout-adjusted)	—	—	.	3	3
Total liabilities at fair value	$—	$92		$3	$95

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

Fair Value Measurements Using Significant Unobservable Inputs
The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Period	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Period
Three Months Ended September 30, 2024
Assets
Mortgage servicing rights (1)	$1,122	$(75)	$58	$—	$—	$—	$1,105
Private label collateralized mortgage obligations	33	—	—	—	—	—	33
Rate lock commitments (net) (1)(2)	4	24	18	—	—	(38)	8
Totals	$1,159	$(51)	$76	$—	$—	$(38)	$1,146
Three Months Ended September 30, 2023
Assets
Mortgage servicing rights (1)	$1,031	$37	$67	$—	$—	$—	$1,135
Private label collateralized mortgage obligations	—	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	—	(42)	30	—	—	6	(6)
Totals	$1,031	$(5)	$97	$—	$—	$38	$1,161

Nine Months Ended September 30, 2024
Assets
Mortgage servicing rights (1)	$1,111	$(95)	$158	$(69)	$—	$—	$1,105
Private label collateralized mortgage obligations	32	1	—	—	—	—	33
Rate lock commitments (net) (1)(2)	9	21	47	—	—	(69)	8
Totals	$1,152	$(73)	$205	$(69)	$—	$(69)	$1,146
Nine Months Ended September 30, 2023
Assets
Mortgage servicing rights (1)	$1,033	$5	$148	$(51)	$—	$—	$1,135
Private label collateralized mortgage obligations	—	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	(1)	(70)	90	—	—	(25)	(6)
Totals	$1,032	$(65)	$238	$(51)	$—	$7	$1,161
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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2024 and December 31, 2023:

September 30, 2024	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,105	Discounted cash flows	Option adjusted spread	4.6%- 21.6% (5.0%)
			Constant prepayment rate	0.0% - 10.0% (8.3%)
			Weighted average cost to service per loan	$65 - $90 ($68)
Private Label collateralized mortgage obligations	$33	Discounted cash flows	Constant default rates	0.10% - 0.20%
			Weighted average life	8.1 - 12.3
Rate lock commitments (net)	$8	Consensus pricing	Origination pull-through rate	50.20%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,111	Discounted cash flows	Option adjusted spread	5.0% - 21.7% (5.4%)
			Constant prepayment rate	0.0% - 10.0% (7.9%)
			Weighted average cost to service per loan	$65 - $90 ($69)
Private Label collateralized mortgage obligations	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.8
Rate lock commitments (net)	$9	Consensus pricing	Origination pull-through rate	64.30%

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2024 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (2)	$—	$—	$2,399	$2,399
Loans held for sale	—	255	—	255
Other assets(1)	—	—	51	51
Total	$—	$255	$2,450	$2,705
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2024 and December 31, 2023:

	September 30, 2024
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$23,080	$23,080	$23,080		$—		$—
FHLB and FRB stock (1)	1,364	1,364	—		1,364		—
Loans and leases held for investment, net	69,852	65,637	—		—		65,637
Financial Liabilities:
Deposits	$83,013	$83,119	$53,762	(2)	$29,357	(3)	$—
Borrowed funds	20,333	20,355	—		20,355		—
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

Mortgage Servicing Rights
The significant unobservable inputs used in the fair value measurement of the mortgage servicing rights are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of mortgage servicing rights. For September 30, 2024, the weighted average life (in years) for the entire portfolio was 6.7.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2024 and December 31, 2023.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on loans held for sale is accrued on the principal outstanding primarily using the "simple-interest" method.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Assets
Loans held for sale
Net gain on loan sales	$63	$(25)	$78	$4

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2024			December 31, 2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance		Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$2	$2	$—	$2		$2	$—
Total non-accrual loans	2	2	—	2		2	—
Accrual loans:
Loans held for sale	1,539	1,593	54	869		894	25
Loans held-for-investment	69	67	(2)	—		—	—
Total accrual loans	1,608	1,660	52	869		894	25
Total loans:
Loans held for sale	1,541	1,595	54	871		896	25
Loans held-for-investment	69	67	(2)	—	—	—	—
Total loans	$1,610	$1,662	$52	$871		$896	$25

Note 17 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize the Company's preferred stock as of September 30, 2024:

Preferred Stock Series	Amount Outstanding (in millions)	Issued Date	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	March 17, 2017	5,000,000	515,000	515,000	$0.01	$1,000
Fixed Rate Perpetual Noncumulative Convertible Series B	1	March 11, 2024	267,062	192,062	750	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$—	March 11, 2024	523,369	256,307	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$0	September 30, 2024	315,000	45	15	$0.01	$0.0001

On July 11, 2024, a previously announced reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-3 took effect. On the effective date, every three shares of common stock issued and outstanding or held by the Company in treasury were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price, share-based vesting criteria and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. The impact of the reverse stock split on the Company's preferred stock and warrants is reflected in the table above. No fractional shares were issued as a result of the reverse stock split.

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month Secured Overnight Financing Rate plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. In the third quarter 2024, we paid dividends on our Series A preferred stock of $15.94 per share.

Series B Preferred Stock

As of September 30, 2024, following the partial exchanges of shares of Series B Noncumulative Convertible Preferred Stock (the “Series B Preferred Stock”) described in further detail below, the issued and outstanding shares of Series B Preferred Stock represented the right (on an as converted basis) to receive approximately 250,000 shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

On June 5, 2024, shareholders approved (a) an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of our common stock from 300,000,000 to 666,666,666; and (b) the issuance of shares of our common stock in connection with the March 2024 capital raise pursuant to New York Stock Exchange listing rules (the “Stockholder Approvals”). In accordance with the Series B Preferred Stock Certificate of Designations, upon obtaining the Stockholder Approvals, the quarterly non-cumulative cash dividend (annual rate of 13 percent) and liquidation preference rights ceased to apply. Shares of Series B Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as the holders of common stock, including for the dividend declared and paid by the Company on June 17, 2024 and September 17, 2024, and (b) rank as equal to the Common Stock in any liquidation of the Company.

August 2024 Series B Preferred Stock Exchanges

On August 12, 2024, the Company entered into separate exchange agreements with the following holders of the Series B Preferred Stock (a) affiliates of funds managed by Liberty 77 Capital L.P. (“Liberty”), (b) affiliates of funds managed by Hudson Bay Capital Management, LP (“Hudson Bay”) and (c) affiliates of funds managed by Reverence Capital Partners, L.P. (“Reverence” and, collectively with Liberty and Hudson Bay, the “Investors”, and each of the share exchange agreements entered into with each of the Investors on August 12, 2024, an “August 2024 Exchange Agreement,” and, collectively, the “August 2024 Exchange Agreements”).

Pursuant to the terms of each holder’s respective August 2024 Exchange Agreement, on August 12, 2024, (a) Liberty exchanged 29,000 shares of Series B Preferred Stock for the issuance by the Company of 9,666,665 shares of common stock of the Company, to Liberty; (b) Hudson Bay exchanged 22,500 shares of Series B Preferred Stock for the issuance by the Company of 7,499,998 shares of common stock to Hudson Bay; and (c) Reverence exchanged 11,857 shares of Series B Preferred Stock for the issuance by the Company of 3,952,332 shares of common stock to Reverence (each an August 2024 Exchange,” and, collectively, the “August 2024 Exchanges”). The number of shares of Series B Preferred Stock of each Investor so exchanged is an amount such that no Investor (together with its affiliates) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately following the August 2024 Exchanges. All of the August 2024 Exchanges were consummated simultaneously.

Immediately following the August 2024 Exchanges, (a) Liberty held 114,355 shares of Series B Preferred Stock, which were (in the aggregate) convertible into approximately 38,118,329 shares of common stock; (b) Hudson Bay held 14,350 shares of Series B Preferred Stock, which were (in the aggregate) convertible into approximately 4,783,332 shares of common stock; and (c) Reverence held no shares of Series B Preferred Stock.

September 2024 Series B Preferred Stock Exchanges

On September 23, 2024, the Company entered into separate share exchange agreements with each of Liberty and Hudson Bay (each of the share exchange agreements entered into with Liberty and Hudson Bay on September 23, 2024, a “September 2024 Exchange Agreement,” and, collectively, the “September 2024 Exchange Agreements”).

Pursuant to the terms of each respective September 2024 Exchange Agreement, on September 23, 2024, (a) Liberty exchanged 114,355 shares of Series B Preferred Stock for the issuance by the Company of 38,118,329 shares of common stock to Liberty; and (b) Hudson Bay exchanged 13,600 shares of Series B Preferred Stock for the issuance by the Company of 4,533,331 shares of common stock to Hudson Bay (each a “September 2024 Exchange,” and, collectively, the “September 2024 Exchanges”). The number of shares of Series B Preferred Stock of Hudson Bay so exchanged was an amount such that Hudson Bay (together with its affiliates) would not beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately following the September 2024 Exchanges. All of the September 2024 Exchanges were consummated simultaneously.

Immediately following the September 2024 Exchanges, (a) Liberty held no shares of Series B Preferred Stock; and (b) Hudson Bay held 750 shares of Series B Preferred Stock, which are (in the aggregate) convertible into approximately 250,000 shares of common stock.

March 2024 Investment Agreements

Each of the Investors acquired the shares of Series B Preferred Stock that were exchanged for shares of common stock in the applicable August 2024 Exchange and September 2024 Exchange on March 11, 2024 as part of the Company’s approximately $1.05 billion capital raise transaction pursuant to separate investment agreements entered into with each of the Investors on March 7, 2024, each of which was amended on March 11, 2024 (collectively, the “Investment Agreements”). Each share of Series B Preferred Stock is automatically convertible into shares of common stock (or, in limited circumstances, a share of Series C Noncumulative Preferred Stock of the Company) in a transfer by the holder thereof consistent with the rules and limitations of Regulation Y of the Bank Holding Company Act of 1956, as amended. The Investment Agreements contemplate that the Company, on the one hand, and each individual Investor, on the other hand, would cooperate in good faith to effect exchanges of shares of Series B Preferred Stock for shares of common stock, subject to receipt of certain approvals. The Investment Agreements, along with (i) a Registration Rights Agreement, dated March 11, 2024, entered into by the Company with the Investors and the other investors in such capital raise and (ii) warrants issued by the Company to the Investors and the other investors in such capital raise pursuant to which the holder may acquire capital stock of the Company, were disclosed and described in the Company’s Current Report on Form 8-K filed on March 14, 2024 and in the Company’s definitive proxy statement filed on April 26, 2024.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in the control of the Company. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable.

Series C Preferred Stock

As of September 30, 2024, all of the issued and outstanding shares of the Company's Series C Noncumulative Preferred Stock (the "Series C Preferred Stock") have converted into shares of common stock in accordance with the terms of the Certificate of Designations for the Series C Preferred Stock.

Warrants

Warrants to purchase shares of a new class of non-voting, common-equivalent preferred stock of the Company, par value $0.01 per share (the "Series D NVCE Stock") for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrant, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,489 as of September 30, 2024. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants.

On September 30, 2024, the holder of a Warrant notified the Company of its intent to exercise its Warrant to purchase 45 shares of Series D NVCE Stock, resulting in the issuance by the Company of 15 shares of Series D NVCE Stock after giving effect to provisions of the Warrant regarding the net settlement of shares. Accordingly, effective as of September 30, 2024, 15 shares of Series D NVCE Stock have been issued.

Note 18 - Commitments and Contingencies

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements and Federal Reserve Bank borrowings, among other purposes. We had pledged investment securities of $10.2 billion and $2.8 billion at September 30, 2024 and December 31, 2023, respectively. In addition, the Company had $50.8 billion and $43.1 billion of loans pledged between the FHLB-NY and the Federal Reserve Bank Discount Window to serve as collateral for its wholesale borrowings at the respective period-ends.

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding which are not included on our Consolidated Statements of Condition. The majority of the outstanding loan commitments were expected to close within 90 days.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

(in millions)	September 30, 2024	December 31, 2023
Multi-family and commercial real estate	$32	$52
One-to-four family including interest rate locks	2,875	1,694
Acquisition, development, and construction	2,787	3,926
Warehouse loan commitments	—	7,074
Other loan commitments	10,469	11,315
Total loan commitments	$16,163	$24,061
Commercial, performance stand-by, and financial stand-by letters of credit	827	915
Total commitments	$16,990	$24,976

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
The following table summarizes the Company’s guarantees and indemnifications at September 30, 2024:

(in millions)	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$648
Performance stand-by letters of credit	24
Commercial letters of credit	155
Total letters of credit	$827

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

At September 30, 2024, the Company had no commitments to purchase securities.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business, including stockholder class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K/A, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes).
There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, investigations or regulatory proceedings, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company may incur significant legal expenses in defending such litigation, or as a result of its involvement in such investigations or regulatory proceedings, during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.
Note 19 - Assets Held for Sale and Associated Liabilities

At September 30, 2024 we have classified certain assets and liabilities related to the sale of the mortgage servicing rights and our third-party origination platform as held for sale. A summary of these items are shown below:

(in millions)
September 30, 2024
Mortgage servicing rights	$1,105
Loans	465
Other assets	61
Assets held for sale	$1,631

Other liabilities	$471
Liabilities associated with assets held for sale	$471

Mortgage Servicing Rights

The Company has investments in mortgage servicing rights that result from the sale of loans to the secondary market for which we retain the servicing. The Company accounts for mortgage servicing rights at fair value. A primary risk associated with mortgage servicing rights is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company utilizes derivatives as economic hedges to offset changes in the fair value of the mortgage servicing rights resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our mortgage servicing rights risk, see Note 14 - Derivative and Hedging Activities. On October 31, 2024, the Company completed the sale of a significant portion of its mortgage servicing rights. See Note 20 - Subsequent Events.

Changes in the fair value of residential first mortgage servicing rights ("MSRs") were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$1,122	$1,031	$1,111	$1,033
Additions from loans sold with servicing retained	58	67	158	148
Reductions from sales	—	—	(69)	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(31)	(20)	(91)	(54)
Changes in estimates of fair value due to interest rate risk (1) (2)	(44)	57	(4)	59
Fair value of MSRs at end of period	$1,105	$1,135	$1,105	$1,135
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

The following table summarizes the hypothetical effect on fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2024
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.0%	$(20)	$(38)
Constant prepayment rate	8.3%	(46)	(87)
Weighted average cost to service per loan	$68	$(11)	$(22)

	December 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.4%	$(20)	$(39)
Constant prepayment rate	7.9%	(37)	(71)
Weighted average cost to service per loan	$69	$(10)	$(21)

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$60	$59	$176	$169
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(31)	(20)	(91)	(54)
Changes in fair value due to interest rate risk	(44)	57	(4)	59
Gain on MSR derivatives (2)	48	(73)	(7)	(105)
Net transaction costs	1	—	—	1
Total return (loss) included in net return on mortgage servicing rights	$34	$23	$74	$70
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the mortgage servicing rights.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$34	$42	$104	$116
Charges on subserviced custodial balances (2)	(47)	(55)	(125)	(124)
Other servicing charges	—	(1)	2	(3)
Total income (loss) on mortgage loans subserviced, included in loan administration income	$(13)	$(14)	$(19)	$(11)
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Loans held-for-investment and Other Liabilities

The Company originated government guaranteed loans which were pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. At December 31, 2023, the Company recognized the loans and corresponding liability as loans held for investment and other liabilities, respectively, in the Consolidated Statement of Condition. At September 30, 2024, the loans and corresponding liability were presented as assets held for sale and liabilities associates with assets held for sale, respectively, in the Consolidated Statement of Condition. On October 31, 2024, $465 million of the loans held for sale and the corresponding liability related to the repurchase option were sold. See Note 20 - Subsequent Events.

Other Assets

Other assets included in assets held for sale at September 30, 2024 are substantially all related to corporate and escrow advances, which are short-term receivables related to advances made by the Company in connection with the servicing of mortgage loans. At September 30, 2024, corporate and escrow advances classified as assets held for sale totaled $60 million. On October 31, 2024 we sold a significant portion of the corporate and escrow advances classified as assets held for sale. See Note 20 - Subsequent Events.

Note 20 - Subsequent Events

Sale of Mortgage Servicing and Third Party Origination Platform

On October 31, 2024, we executed the previously announced sale of certain mortgage servicing rights and servicing related assets and liabilities which represent substantially all of our mortgage servicing activities, third party loan origination platform and other related assets and liabilities, for approximately $1.3 billion in total cash and other consideration. Other consideration consists of a customary five percent holdback related to mortgage servicing rights to be settled later in the fourth quarter 2024. This includes the sale of nearly all of the mortgage servicing rights, loans, other assets and other liabilities classified as assets held for sale and liabilities associated with assets held for sale at September 30, 2024. We expect to recognize a pre-tax net gain on sale in the fourth quarter 2024 of approximately $175 million. We also expect to incur pre-tax costs, primarily the impairment of capitalized assets and severance costs associated with the transaction totaling approximately $75 million. A portion of the employees involved in the servicing activities will remain employees of the Company during a transitional period and ultimately transition to the purchaser, who will reimburse us for the cost of the employees during the transition period.
Federal Reserve Advances
The Company had $1.0 billion drawn under the Federal Reserve Bank Term Funding Program at September 30, 2024, which was scheduled to mature in December 2024. This draw was repaid in full during October 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the fourth quarter of 2023, management identified the following internal control deficiencies that constitute material weaknesses.

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded the deficiencies represent material weaknesses in our internal control over financial reporting.

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

To address the material weakness in our control environment, we have taken the following actions:

•Appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee. The number of Audit Committee meetings held has increased substantially, and both Audit and Risk Assessment Committee meetings have dedicated sessions related to evaluating credit risk in the portfolio and the Company’s methodology and results in determining the allowance for credit losses. Additionally the Company has hired a new Chief Credit Officer and new Senior Director of Credit Review, obtained current financial information for the majority of the portfolio, and revised procedures and criteria for grading of loans.

To address the material weakness in our risk assessment processes, we have taken or are in the process of taking the following actions:

•Appointed a new Chief Risk Officer, a new Chief Credit Officer and, during the third quarter of 2024, a new Senior Director of Credit Review with large bank commercial loan credit review experience.
•We are enhancing the current depth and breadth of our independent Credit Review program to make the necessary changes to the scoping approach, the risk assessment and identification processes, and to enhance the independence and stature of the independent Credit Review function. We have improved the framework being utilized by the independent Credit Review function and the level of experience of the personnel performing those reviews.

To address the material weakness in our monitoring activities, we have taken the following actions:

•Increased the frequency and nature of reporting from our independent Credit Review team and first line business units to the Risk Assessment Committee to support the Board of Directors' risk oversight role.

To address the material weakness related to independent Credit Review control activities, we have taken or are in the process of taking the following actions:

•Expanding the use of independent credit analysis and reducing the Company's reliance on tools and analysis prepared by our lines of business.
•Hired a new Senior Director of Credit Review, and increased the Credit Review team's ability and stature within the organization to independently challenge risk rating scorecard model methodologies and results.
•Assessing the adequacy of staffing levels and expertise within the Company’s internal loan review practices, considering, among other things, the size, complexity, and risk profile of the Company's loan portfolio and while in the hiring process are utilizing third parties to increase independent credit review capacity to deal with emerging risk and the pace of change in our portfolio.
•Providing additional risk rating process training for all employees involved in the lending and credit review processes.
•Enhancing processes to identify and assess risks associated with determining the allowance for credit losses, including developing challenger approaches based on estimating collateral values using recent market and borrower property financial information.

While we believe our actions will be effective in remediating the material weaknesses, we are continuing to assess the need for additional remediation actions to ensure we have the controls in place to accurately disclose loan rating classifications, identify problem loans, and ultimately the recognition of the allowance for credit losses on loans and leases, which may include the continued enhancement of reserving calculations to supplement existing models as well as the development of new models. The material weaknesses will not be fully remediated until all aspects of the credit risk management and allowance for loan loss quantification weaknesses are addressed, the applicable remedial processes and procedures have been in place for a sufficient period of time, and management has concluded, through testing, that our efforts have been effective. Accordingly, the material weaknesses in our control environment were not remediated as of September 30, 2024 and therefore management concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2024.

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

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and below for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been no other changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

Liquidity Risk

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations, could subject us to material reputational and compliance risk, and could lead to financial failure of the Company.

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. In extreme situations, withdrawals could exceed our capacity to fund the withdrawals and lead to financial failure of the Company. As of September 30, 2024, approximately 20 percent of our total deposits of $83.0 billion were not FDIC-insured.

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

At September 30, 2024, $35.1 billion or 49.4 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $9.2 billion or 13.0 percent consisted of commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2024, $2.5 billion, or 27.6 percent of our commercial real estate loan portfolio was secured by office buildings. We may incur future losses on commercial real estate loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of less need for office space due to more people working from home or other factors.

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

We are subject to regulation, supervision, and examination by the following entities: (1) the Office of the Comptroller of the Currency; (2) the FDIC; (3) the Federal Reserve Board-NY; and (4) the Consumer Financial Protection Bureau, as well as state licensing restrictions and limitations regarding certain consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations, including restrictions on the operation of a bank or a bank holding company and changes in FDIC deposit insurance premium assessments. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” in our Annual Report on Form 10-K/A for the year ended December 31, 2023 for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

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

At any given time, we are involved with a number of legal proceedings and regulatory investigations and examinations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K/A, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes). Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, ratings downgrades, restrictions on our business activities, changes in FDIC deposit insurance premium assessments or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We are currently subject to stockholder class and derivative actions which seek significant damages and other relief, and may be subject to similar actions in the future. Any financial liability or reputational damage could have a materially adverse effect on our business and, in turn, on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies.

Oversight and Operational Risk

The Company recently experienced turnover in its Board of Directors and executive management team and is embarking upon a new strategic plan, which creates uncertainties and could harm its business.

The Company has experienced significant changes in its Board of Directors and executive leadership during 2024. On or shortly after March 11, 2024, Thomas Cangemi, James Carpenter, Leslie Dunn, Lawrence Rosano Jr, Ronald Rosenfeld, Lawrence Savarese, David Treadwell and Robert Wann resigned as directors of the Board. Additionally, Toan C. Huynh and Hanif (Wally) Dahya resigned as directors of the Board in February 2024 and Peter Schoels resigned as a director of the Board in October 2024. Three directors who were serving on the Board as of December 31, 2023 continue to serve on the Board: Alessandro P. DiNello, Marshall J. Lux, and Jennifer R. Whip. Subsequent to September 30, 2024, Peter Schoels resigned as a director of the Board. Additionally, on or shortly after March 11, 2024, five new directors were appointed to the Board: Former Treasury Secretary Steven Mnuchin, Joseph Otting, Milton Berlinski, Allen Puwalski and Alan Frank. Additionally, there have been a number of new appointments to the executive management team during the year.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of September 30, 2024, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Company’s repurchase of common stock for the third quarter 2024.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Third Quarter 2024
July 1 - 31, 2024	64,483	$9.95	$1	—
August 1 - 31, 2024	29,176	10.38	—	—
September 1 - 30, 2024	5,811	10.95	—	—
Total Third Quarter 2024	99,470	$10.13	$1	—

March 2024 Equity Capital Raise

On March 11, 2024, the Company announced the completion of a capital raise transaction (the “March 2024 capital raise”) resulting in individual investments aggregating to approximately $1.05 billion in the Company by (i) affiliates of funds managed by Liberty 77 Capital L.P. (the “Liberty Investors”), (ii) affiliates of funds managed by Hudson Bay Capital Management, LP (the “Hudson Bay Investors”), (iii) affiliates of funds managed by Reverence Capital Partners, L.P. (the “Reverence Investors”) and (iv) other investors. In connection therewith, the Company issued (a) 76,630,965 shares of common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock (as defined below)), (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) net-settled warrants, which may not be exercised until 180 days after issuance thereof, affording the holder thereof the right, until the seven-year anniversary of the issuance of such warrant, to purchase for $2,500 per share, shares of a new class of non-voting, common-equivalent preferred stock of the Company, each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series C Preferred Stock), and all of which shares of, upon issuance, represented the right (on an as converted basis) to receive 315,000,000 million shares of common stock. As of September 30, 2024, all Series C Preferred Stock and all but 250,012 shares of the Series B Preferred Stock has converted to common stock.

For information relating to the conversion of the shares of Series B Noncumulative Convertible Preferred Stock and Series C Noncumulative Convertible Preferred Stock, and the exercise of warrants, by the investors in the March 2024 capital raise during the nine months ended September 30, 2024, see Note 17 - Mezzanine and Stockholders' Equity Series B Noncumulative Convertible Preferred Stock.

This major equity raise is a significant component of the broad-based turnaround effort of the Company following fourth quarter 2023 financial results principally tied to the Bank’s commercial real estate lending business. The March 2024 capital raise and other changes adopted by the Company, including turnover within and reduction in the size of the Board of Directors and changes to the management team (including the CEO), is expected to allow the Company to better focus on executing its strategy, repositioning itself as a diversified regional bank.

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
2.1	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)
2.1	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (4)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(5)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(6)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation(7)
3.7	Certificate of Designations of the Registrant for Series A Preferred Stock(8)
3.8	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock(9)
3.9	Certificate of Designations for Series C Noncumulative Convertible Preferred Stock(9)
3.10	Certificate of Designations for Series D Non-Voting Common Equivalent Stock(9)
3.11	Amended and Restated Bylaws(7)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (8)

4.3	Form of certificate representing the Series A Preferred Stock (8)
4.4	Form of issued warrant for shares of Series D Non-Voting Common Equivalent Stock(9)
4.5	Form of depositary receipt representing the Depositary Shares (8)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Form of Share Exchange Agreement, dated as of August 12, 2024, by and between New York Community Bancorp, Inc. and Certain Investors(10)
10.2	Form of Share Exchange Agreement, dated as of September 23, 2024, by and between New York Community Bancorp, Inc. and Certain Investors(11)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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
(6)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2024 (File No. 1-31565)
(7)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 (File No. 1-31565)
(8)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(9)Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2024 (File No. 1-31565)
(10)Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2024 (File No. 1-31565)
(11)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2024 (File No. 1-31565)

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

DATE:	November 8, 2024	Flagstar Financial, Inc.
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)