Form 10-K
period 2024-12-31
FLAGSTAR FINANCIAL, INC.
filed 2025-03-04
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31565
FLAGSTAR FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware			06-1377322
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Shares registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLG	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	FLG PRU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	FLG PRA	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

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

As of June 30, 2024, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $1.7 billion. This figure is based on the closing price of the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recent completed second fiscal quarter), $9.66 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 28, 2025 was 414,720,220 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2025 are incorporated by reference into Part III.

FLAGSTAR FINANCIAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” are used to refer to Flagstar Financial, Inc. and our consolidated subsidiary, Flagstar Bank, N.A. (the “Bank”).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING LANGUAGE

This report, like many written and oral communications presented by Flagstar Financial, Inc. and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of said safe harbor provisions.

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
•our ability to obtain timely stockholder and regulatory approvals of any capital raise transactions, corporate restructurings or other significant transactions we may propose;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our recent acquisition of Flagstar Bancorp, Inc. ("Flagstar Bancorp") and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, N.A. ("Signature");
•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our recent acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature;
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
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our recent acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the previously disclosed material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related to our March 2024 $1.05 billion capital raise, the Flagstar Bancorp acquisition and additional potential market transactions not in the Company’s control;
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
•the success of our fintech activities, investments and strategic partnerships;
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
•changes in our credit ratings, or in our ability to access the capital markets;
•increases in our FDIC insurance premium or future assessments;
•the potential impact to the Company from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
•the effects of geopolitical instability and unforeseen or catastrophic events including natural disasters, war, conflicts, terrorist activities, civil unrest, pandemics, epidemics, and other health emergencies, and the potential impact, directly or indirectly, on our business;
•other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services;
•completing the diversification of the Company’s loan portfolio may be more difficult, costly or time consuming than expected;
•the ability to recognize anticipated expense reductions and enhanced efficiencies with respect to our previously announced strategic workforce reduction;
•the impact of the recent sale of our mortgage business and mortgage warehouse business;
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
•our ability to effectively manage liquidity, including our success in deploying any liquidity arising from a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk or to utilize available collateral to obtain funding;
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

General

Where we say "we," "us," "our," the "Company," or "Flagstar," we usually mean Flagstar Financial, Inc. However, in some cases, a reference will include our wholly owned subsidiary Flagstar Bank, N.A. (the "Bank").

Flagstar Financial, Inc., (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) is the bank holding company for Flagstar Bank, N.A. (hereinafter referred to as the “Bank”). The Company went public in 1993 and has grown organically and through a series of accretive mergers and acquisitions. Effective as of December 1, 2022, in connection with the Parent Company’s acquisition of Flagstar Bancorp, (i) Flagstar Bank, FSB converted to a national bank to be known as “Flagstar Bank, N.A.” and (ii) New York Community Bank was merged with and into Flagstar Bank N.A., with Flagstar Bank N.A. continuing as the surviving entity.

The Company is headquartered in Hicksville, New York. At December 31, 2024, the Company had $100.2 billion of assets, $69.2 billion of loans, deposits of $75.9 billion, and total stockholders’ equity of $8.2 billion. Flagstar Bank, N.A. currently operates over 400 locations across ten states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast, Southwest and California. In addition, the Bank has approximately 80 private banking teams located in over ten cities in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses.

On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented in this Annual Report.

2024 Strategic Initiatives

Category IV Institution

Soon after closing the 2022 acquisition of Flagstar Bank, in 2023 we were selected by the FDIC to purchase certain strategically and financially attractive assets and liabilities of Signature. The combination of these transactions put us over $100 billion in total assets, placing us in the Category IV large bank class of banks between $100 billion and $250 billion in assets and subjecting us to enhanced prudential standards, including risk-based and leverage capital requirements, liquidity standards, and requirements for overall risk management and stress testing.

Capital Raise

Beginning in late 2023, our loan portfolio began to experience stress, related principally to vacancy-driven declines in the office sector, and inflation and high interest rates in the multi-family sector, particularly for the sub-set of the loan portfolio comprised of majority rent-regulated collateral. Concerns about the impact of these portfolio stresses led to significant declines in our stock price and large customer deposit withdrawals in the first quarter of 2024. In response to these declines, in March 2024 we raised $1.05 billion in equity capital through the issuance of shares of our common stock and preferred stock convertible to common stock and raised liquidity through brokered deposits and wholesale funding. For the year ended December 31, 2024, we significantly bolstered our capital position as a result of the capital raise, the sale of several non-core businesses and deleveraging the balance sheet.

Sale of Non-core Businesses

To further position ourselves for long-term success, we took actions to simplify our business model and sold certain parts of our mortgage business, including our mortgage servicing right assets and the mortgage warehouse, mortgage servicing and third-party origination businesses. These decisions are helping us focus on broadening the service offerings of our primary products and businesses while sharpening our focus on fee generation and deposit gathering. Additionally, the sale of these non-core businesses allowed us to deleverage the balance sheet by repaying wholesale borrowings which increased capital ratios by about 150 basis points.

Name Change

Another milestone in our 2024 transformation was the announcement of our name change in October 2024 which signified the evolution into a singular brand, aligning with our strategic focus on becoming a full-service regional banking franchise with a growth-oriented vision. Our Board of Directors approved and adopted an amendment to our Amended and Restated Certificate of Incorporation, changing our name to Flagstar Financial, Inc. Additionally, effective October 25, 2024, our common stock which is traded on the New York Stock Exchange ceased trading under the ticker symbol "NYCB" and commenced trading under the ticker symbol "FLG."

Bolstered Management and Talent

Throughout 2024 we have built out and strengthened our management team with several new risk management hires as well as the executive management team including the Chief Executive Officer, Chief Financial Officer, President of Commercial and Private Banking, President of Commercial Real Estate Banking, Chief Credit Officer, General Counsel and Chief of Staff, Chief Risk Officer, Chief Enterprise Compliance Officer and the Chief Audit Officer. Additionally, there is a new Board of Directors as the majority of current board members were appointed during 2024. In addition, we expanded our commercial and industrial leadership team with the hiring of several accomplished senior executives while building out our coverage and infrastructure by recruiting over 54 teammates in commercial banking to bolster our commercial and corporate banking growth strategy.

Online Information about the Company and the Bank

We serve our customers through our website: www.flagstar.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website, which can be found at www.flagstar.com.

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

Our Market

Flagstar Bank, N.A. currently operates over 400 locations across ten states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast, Southwest and California. In addition, the Bank has approximately 80 private banking teams located in over ten cities in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses. We currently expect to close approximately 60 retail bank branch locations and approximately 17 private banking locations during 2025, given proximity to other locations within our footprint and to reduce redundant costs.

The market for the loans we originate varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, while the majority of the properties collateralizing our commercial real estate and acquisition, development, and construction loans are located in the Northeast and Midwest. Our commercial and industrial loans, including specialty finance, are originated nationally to middle-market and mid-sized companies.

Competition

We compete for deposits and customers through multiple channels, including our retail branch network and our private banking locations as well as through our mortgage offerings. By prioritizing convenience and service, we offer products at competitive rates through our branches, banking locations and ATM network as well as mobile banking and dedicated website, which provide 24-hour access for customers. Our offerings include traditional banking products, non-deposit investment products, and insurance. The competitiveness of our deposit pricing is influenced by short-term interest rates, industry consolidation, and rates offered by other institutions, including credit unions and online banks. Additionally, we face competition from fintech companies. Our ability to attract deposits also depends on internal factors such as the availability of full product offerings including having wholesale funds to support our loan production and commitments.

Our success as a lender is closely tied to the economic health of the markets we serve, impacting loan demand, collateral value, and repayment ability. Economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans. For commercial and industrial, commercial real estate and specialty finance loans, which include asset-based lending, equipment financing, and dealer floor plan loans, competition also comes from numerous sources including the capital markets and larger financial institutions, commercial and savings banks, fintech companies, and credit unions ensuring we adhere to a risk and compliance infrastructure with a focus on quality servicing.

Monetary Policy

The Company and the Bank are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board ("FRB") which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of government policies on the earnings of the Company and the Bank cannot be predicted.

Environmental Issues

We encounter certain environmental risks in our lending activities and other operations. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of commercial real estate and acquisition, development, and construction loans, regardless of location, and of any out-of-state multi-family loans we may produce. Depending on the results of an assessment, appropriate measures are taken to address the identified risks. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically hold foreclosed multi-family, commercial real estate, and acquisition, development, and construction loan properties in subsidiaries.

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

Subsidiary Activities

We conduct business primarily through our wholly owned bank subsidiary, Flagstar Bank, N.A and through certain direct subsidiaries of the Bank and indirect wholly owned non-bank subsidiaries of the Company.

The Parent Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. See Note 12 - Borrowed Funds, in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

Human Capital Management

The Company places great importance on having the right people in the right roles, with the right skills, and doing their best work. By focusing on the growth and development of our talented team members, we believe we are best positioned to deliver results for our customers. We believe when our employees deliver for our customers, they deliver for our communities and shareholders as well.

At December 31, 2024, our workforce included 6,993 employees. None of our employees are represented by a collective bargaining agreement and although we have undertaken challenging initiatives during 2024 to align our cost structure with our business model, we believe our employee relations to be in good standing.

We believe our employees are among our most significant resources and that our employees are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of benefits, both of which we believe are competitive with our industry peers and with other firms in the locations in which we do business. Our employees receive salaries that are subject to annual review and periodic benchmarking. Our benefits program includes a 401(k) Plan with an employer matching contribution, healthcare and other insurance benefits, flexible spending accounts and paid time off. Many of our employees are also eligible to participate in the Company’s equity award program and the Company's annual cash incentive program.

We are proud to strive to maintain an inclusive workforce that reflects the demographics of the communities in which we do business. Our company recognizes that the talents of a dedicated workforce are a key competitive advantage. To increase our talent pool, we work with key stakeholders in our business locations to deepen our understanding of the local labor market and better position the organization to recruit and retain exceptional talent.

We strive to create and foster a supportive environment for all of our employees, and we are proud to share our business success with individuals whose cultural and personal differences support an innovative and productive workplace.

We strive to build and leverage an inclusive and engaged workforce that inspires all individuals to work together towards a common goal of superior business results by embracing the unique needs and objectives of our customers and community. We strive to achieve this by hiring great people who represent the talents, experiences, and background of the communities we serve. Our commitment is reflected in the policies that govern our workforce, and is evidenced in our recruiting strategies, inclusion training and Employee resource groups, which are key to our efforts. Our employee resource groups, which are open to all employees, provide our associates access to coaching, mentoring and professional development.

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

General

The Bank is a national banking association, subject to federal regulation and oversight by the Office of Comptroller of the Currency (the "OCC"). The activities of the Bank are limited to those specifically authorized under the National Bank Act and related interpretations of the OCC. The OCC has authority to bring an enforcement action against the Bank for unsafe or unsound banking practices, which could include limiting the Bank’s ability to conduct otherwise permissible activities or imposing corrective capital or managerial requirements on the bank. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and the requirements established by the Federal Reserve. The Bank is also subject to the supervision of the Consumer Financial Protection Bureau (the "CFPB"), which regulates the offering and provision of consumer financial products or services under federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party", such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is primarily intended for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Enacted in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act significantly changed the bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act is complex and comprehensive legislation that impacts practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry.

Volcker Rule

Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as the Company. We have put in place the compliance programs required by the Volcker Rule and any holdings in illiquid covered funds are in compliance with the Volcker Rule.

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

Capital Requirements

In 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Basel III generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The Basel III rules generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

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

Basel III also established a “capital conservation buffer” (consisting entirely of common equity tier 1 capital) that is 2.5 percent above the new regulatory minimum capital requirements. This resulted in an increase in the minimum common equity tier 1, tier 1, and total capital ratios to 7.0 percent, 8.5 percent, and 10.5 percent, respectively. The capital conservation buffer is now at its fully phased-in level of 2.5 percent. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. Basel III also establishes a maximum percentage of eligible retained income that can be utilized for such capital distributions.

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

On July 27, 2023, the Federal Banking Agencies, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency, released a notice of proposed rulemaking that would make significant amendments to the Basel III Capital Rules applicable to both the Company and the Bank. In general, the proposed rule would align the regulatory capital calculation methodology for Category III and IV banking organizations with the methodology applicable to Category I and II banking organizations. In addition to calculating risk-weighted assets under the current U.S. standardized approach, the proposal introduces a new “Expanded Risk-Based Approach,” including standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a new approach for market risk that would be based upon internal models and standardized supervisory models. If adopted as proposed, the Company and the Bank would be required to calculate its risk-based capital ratios under both the current U.S. standardized approach and the Expanded Risk-Based Approach and would be subject to the lower of the two resulting ratios for each risk-based capital ratio. In addition, the proposal would require banking organizations to recognize most elements of AOCI in regulatory capital, including unrealized gains and losses on available-for-sale securities, and lower thresholds for deductions from CET1 capital for deferred tax assets, among other things.

On September 10, 2024, the former Vice Chair for Supervision at the Federal Reserve Board gave a speech outlining a set of potential revisions to the proposed rulemaking, such as recommending issuing a re-proposal of the rule in which banking organizations with total assets between $100 billion and $250 billion, such as Flagstar, would not be subject to the changes to their capital requirements, other than the proposed requirement to recognize unrealized gains and losses of securities in regulatory capital. It remains uncertain whether the federal banking agencies will finalize the rule as proposed, adopt the recommendations of the former Vice Chair or re-propose the amendments to the Basel III Capital Rules. The ultimate impact of any such rulemaking will depend on a number of factors, including the content of the final rulemaking, future minimum regulatory requirements and management decisions regarding our products and services, capital distributions and target capital levels, and such rulemaking could result in significantly higher regulatory capital requirements for the Company and the Bank.

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

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Capital section of the MD&A and Note 17 - Capital. As of December 31, 2024, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

Resolution Planning

As an insured depository institution, the Bank is required to file a resolution plan with the FDIC. In June 2024, the FDIC adopted a final rule to modify the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets, which describe the insured depository institution’s strategy for a rapid and orderly resolution in the event of material financial distress or failure. As a result of the final rule, the Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the final rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions. If the FDIC finds an insured depository institution’s resolution plan to be not credible, it could subject the insured depository institution to an enforcement action. The final rule became effective October 1, 2024, and the deadline for the Bank’s first resolution plan submission under the final rule is July 1, 2025.

Source of Strength

The Company is required to serve as a source of financial and managerial strength to the Bank and, under appropriate conditions, to commit resources to support the Bank. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of the Company or our shareholders or creditors. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

Under these requirements, the Company may in the future be required to provide financial assistance to the Bank should it experience financial distress. Capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

FDIC as Receiver or Conservator of the Company

Upon the insolvency of an insured depository institution, such as the Bank, the FDIC may be appointed as the conservator or receiver of the institution. Under the Orderly Liquidation Authority, upon the insolvency of a bank holding company, such as the Company, the FDIC may be appointed as conservator or receiver of the bank holding company, if certain findings are made by the FDIC, the Federal Reserve, and the Secretary of the Treasury, in consultation with the President. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the institution without the approval of the institution’s creditors.

Enhanced Stress Testing and Prudential Standards

During 2023, our total assets exceeded $100 billion and therefore we became classified as a Category IV banking organization under the rules issued by the federal banking agencies that tailor the application of heightened standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions under the Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act. As a Category IV banking organization, we are subject to enhanced liquidity risk management requirements which include reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. If we were to meet or exceed certain other thresholds for asset size, we would become subject to additional requirements.

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

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to provide it with an acceptable plan to achieve compliance with the standard and agree to specific deadlines for the submission to and review by the regulator of reports confirming progress in implementing the safety and soundness compliance plan, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). Failure to implement such a plan may result in an enforcement action against the Bank.

Enforcement actions against the Company, the Bank and their respective officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance (in the case of the Bank) and the appointment of a conservator or receiver for the Bank. Civil money penalties can be over $2 million for each day a violation continues.

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

The FDIC, the OCC, and the FRB (collectively, the “Federal Banking Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Commercial Real Estate

Guidance”). The Commercial Real Estate Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but, rather, reinforces and enhances the Federal Banking Agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the Commercial Real Estate Guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300 percent or more of total risk-based capital. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

On December 13, 2019, the Federal Banking Agencies issued a final rule, which became effective on April 1, 2020, to modify the agencies’ capital rules for high volatility commercial real estate (“HVCRE”) exposures, as required by the EGRRCPA. The final rule revises the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015. The revised HVCRE exposure definition differs from the previous definition primarily in two ways. First, the previous definition applied to loans that financed acquisition, development, and construction loan activities, whereas the new definition only applies to loans that “primarily” finance acquisition, development, and construction loan activities and that are secured by land or improved real estate. This change excludes multipurpose credit facilities that primarily finance the purchase of equipment or other non-acquisition, development, and construction loan activities. Second, the new definition permits the full appraised value of borrower-contributed land (less the total amount of any liens on the real property securing the HVCRE exposure) to count toward the 15 percent capital contribution of the real property’s appraised “as completed” value, which is one of the criteria for an exemption from the heightened risk weight. The final rule includes a grandfathering provision, which provides banking organizations with the option to maintain their current capital treatment for acquisition, development, and construction loans originated on or after January 1, 2015, and before April 1, 2020. Banking organizations also will have the option to reevaluate any or all of their acquisition, development, and construction loans originated on or after January 1, 2015, using the revised HVCRE exposure definition.

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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Bank would require the approval of the OCC if the dividends it declares in any calendar year were to exceed the total of its respective net profits for that year combined with its respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as net income for a given period less any dividends paid during that period. As a result of our acquisition of Flagstar, we were also required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024, which we expect to continue during 2025. In 2024, dividends of $67 million were paid by the Bank to the Parent Company.

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

The Gramm Leach Bliley Act and FDIC regulations also impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

Enforcement

The OCC has authority to bring an enforcement action against the Bank for unsafe or unsound banking practices, which could include limiting the Bank’s ability to conduct otherwise permissible activities or imposing corrective capital or managerial requirements on the bank. In addition, the Parent Company is subject to the enforcement authority of the Federal Reserve. The enforcement authority of these regulatory agencies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Insurance of Deposit Accounts

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund. The maximum deposit insurance provided by the FDIC per account owner is $250,000 for all types of accounts.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 2.5 to 42 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessments rates will be in the future.

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

On August 29, 2023, the Federal Banking Agencies issued for public comment a proposal that would require large banks, or those with more than $100 billion in total consolidated assets, to maintain a minimum amount of long-term debt (“LTD”) that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. Under the proposal, the required minimum amount of LTD would be the greater of 6 percent of an entity’s total risk-weighted assets, 3.5 percent of an entity’s average total consolidated assets, or 2.5 percent of an entity’s total leverage exposure if it is subject to the supplementary leverage ratio. Debt instruments issued to satisfy the minimum LTD requirement would need to be unsecured, have maturities greater than one year and have plain vanilla features (e.g., no structured notes or credit sensitive instruments). The proposal would further subject banks to certain “clean holding-company” requirements, such as a prohibition on entering into derivatives with external counterparties. The proposal would provide a three-year transition period with the incremental phase-in of the requirements during this period. The timing and form of any final rule implementing the long-term debt requirements and clean holding company requirements remains uncertain.

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the insured depository institution, or for insured depository institutions that are part of a holding company with one or more subsidiary insured depository institutions, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receivership's for Silicon Valley Bank and Signature Bank terminate.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the "national rate" for all interest-bearing deposits held by less-than-well-capitalized institutions as "a simple average of rates paid by all insured depository institutions and branches for which data are available" and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits.

On December 15, 2020, the FDIC issued a final rule establishing a new framework for analyzing whether bank deposits obtained through third-party arrangements are brokered deposits pursuant to Section 29 of the Federal Deposit Insurance Act. Generally, a person is a "deposit broker" if it is "engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties." The final rule clarifies what it means to be in the business of placing deposits and facilitating the placement of deposits for purpose of the deposit broker definition. The final rule also clarifies application of the "primary purpose exception" to Section 29 by identifying a number of common business relationships described as "designated exceptions" as meeting the primary purpose exception. Many of these designated exceptions are arrangements previously addressed in advisory opinions and include: certain investment-related deposits; property management service deposits; deposits for cross-border clearing services; deposits related to real estate and mortgage servicing activities; retirement and 529 deposits; deposits related to employee benefits programs; deposits held to secure credit card loans; and deposits placed by agencies to disburse government benefits.

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule as drafted would, among other things, (1) amend the definition of "deposit broker"; (2) eliminate the exclusive deposit placement arrangement exception; (3) eliminate the enabling transactions designated business exception; (4) revise the "25 percent test" designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10 percent of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (5) revise the interpretation of the primary purpose exception to consider the third party's intent in placing customer funds at a particular insured depository institution; (6) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (7) clarify how an insured depository institution that loses its "agent institution" status regains that status. We are currently evaluating the effect of the proposed rule on the Bank were it to be adopted as a final rule and monitoring the status of this rulemaking.

Debit Interchange Fees

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB. The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Company and the Bank. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.

Guidance for Third-Party Relationships

On June 9, 2023, the Federal Reserve, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the regulators’ previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency's existing guidance on this topic and is directed to all banking organizations supervised by the Federal Reserve, OCC, and FDIC. Additionally, third party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

Holding Company Regulations

Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the BHCA, as administered by the FRB.

Acquisition, Activities and Change in Control. The Company may only conduct or acquire control of companies engaged in activities permissible for a bank holding company pursuant to the BHCA. Further, we generally are required to obtain Federal Reserve approval before acquiring direct or indirect ownership or control of any voting shares of another bank, bank holding company, savings associations or savings and loan holding company if we would own or control more than 5 percent of the outstanding shares of any class of voting securities of that entity. Additionally, we are prohibited from acquiring control of a depository institution that is not federally insured or retaining control for more than one year after the date that institution becomes uninsured.

We may not be acquired unless the transaction is approved by the Federal Reserve. In addition, the Gramm Leach Bliley Act generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a bank holding company or financial holding company.

Capital Requirements. The Company and the Bank are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit and recourse arrangements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material effect on the Consolidated Financial Statements. For additional information, see the Regulatory Capital section of the MD&A and Note 17 - Capital.

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

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10 percent or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5 percent of the Company’s voting stock. See “Holding Company Regulations” above.

Banking Regulation

Limitation on Capital Distributions. The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. An application to the OCC by the Bank may be required based on a number of factors including whether the Bank would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. As a result of our acquisition of Flagstar, we were required to seek regulatory approval from the OCC for the payment of any dividend to the Parent Company through at least the period ending November 1, 2024, which could have restricted our ability to pay the common stock dividend.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiaries as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a bank to directors, executive officers, and principal stockholders. FRB Regulation O includes limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution's total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act, as implemented by OCC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act generally does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The Community Reinvestment Act requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank holding company and savings and loan holding company acquisitions. The Community Reinvestment Act also requires that all institutions make public disclosure of their Community Reinvestment Act ratings.

On October 24, 2023, the OCC, the FDIC and the Federal Reserve issued a final rule amending the agencies’ Community Reinvestment Act regulations. The final rule (i) encourages banks to expand access to credit, investment and banking services in low- and moderate-income communities, (ii) adapts to changes in the banking industry, including mobile and online banking, (iii) provides greater clarity and consistency in the application of Community Reinvestment Act regulations and (iv) tailors Community Reinvestment Act evaluations and data collection to bank size and type. Under the final rule, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate so that the Community Reinvestment Act continues to be an effective tool to address inequities in access to credit and financial services. The final rule also updates existing Community Reinvestment Act regulations to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models. In addition, the final rule implements a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.

Community Pledge Agreement with the National Community Reinvestment Coalition

On January 24, 2022, the Company and the National Community Reinvestment Coalition ("NCRC") announced the Company's commitment to provide $28.0 billion in loans, investments, and other financial support to communities and people of color, low- and moderate-income ("LMI") families and communities, and small businesses. During the first quarter of 2025, we changed our intent regarding the Community Pledge Agreement as a result of the sale of our third-party mortgage origination and servicing businesses. We are undertaking the development of new initiatives to focus on enhancing the Company’s community-centered activities to align with our strategic transformation and better meet the credit and banking needs of LMI communities.

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

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering and countering the financing of terrorism ("CFT") programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury's Financial Crimes Enforcement Network's ("FinCEN") published national anti-money laundering and CFT priorities. Additionally, in August 2024, FinCEN, which drafts regulations implementing anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers. Compliance with these requirements is required beginning on January 1, 2026.

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

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The Gramm Leach Bliley Act requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm Leach Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third parties. Privacy requirements, including notice and opt out requirements, under The Gramm Leach Bliley Act and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law.

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

Cybersecurity

The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Company. The Cybersecurity Information Sharing Act also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks.

The federal bank regulators have adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a "computer-security incident" rising to the level of a "notification incident" has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization's customers for four or more hours.

Cybersecurity and data privacy are also areas of increasing state legislative focus. For example, under California state law, the California Consumer Privacy Act (“CCPA”) broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches). Numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY and FHLB-Indianapolis. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2024, the Bank held $598 million of FHLB-NY stock and $329 million of FHLB-Indianapolis stock.

Federal Securities Law

The Company’s common stock and certain other securities listed on the cover page of this report are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

Consumer Protection Regulations

The activities of the Company’s banking subsidiary, including its lending and deposit gathering activities, is subject to a variety of consumer laws and regulations designed to protect consumers. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits from, making loans to, or engaging in other types of transactions with, such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions, and reputational damage to the financial institution.

Applicable consumer protection laws, and their implementing regulations, include, but may not be limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Truth in Lending Act (Regulation Z), Truth in Savings Act (Regulation DD), Equal Credit Opportunity Act (Regulation B), Electronic Funds Transfer Act (Regulation E), Fair Housing Act, Home Mortgage Disclosure Act (Regulation C), Fair Debt Collection Practices Act (Regulation F), Fair Credit Reporting Act (Regulation V), as amended by the Fair and Accurate Credit Transactions Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act (Regulation X), Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act. Additionally, we are subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service.

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

Consumer Financial Protection Bureau

The Bank is subject to oversight by the Consumer Financial Protection Bureau ("CFPB") within the Federal Reserve System. The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act to implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of understanding on the part of the consumer of the material risks, costs, or conditions of the product or service; (b) the inability of the consumer to protect his/her own interest in selecting or using a financial product or service; or (c) the reasonable reliance by the consumer on a financial institution to act in the interests of the consumer.

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

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2024, range from $7,034 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $35,169 per day for reckless violations and $1,406,728 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease-and-desist orders available to the CFPB (but not for civil penalties).

In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010 (“CFPA”). Specifically, the CFPB confirmed that (1) states can enforce the CFPA, including the provision making it unlawful for covered persons or service providers to violate any provision of federal consumer financial protection law; (2) the enforcement authority of states under section 1042 of the CFPA is generally not subject to certain limits applicable to the CFPB’s enforcement authority, such that States may be able to bring actions against a broader cross-section of companies than the CFPB; and (3) state attorneys general and regulators may bring (or continue to pursue) actions under their CFPA authority even if the CFPB is pursuing a concurrent action against the same entity. See CFPB Interpretive Rule regarding Section 1042 of the CFPA of 2010 (87 FR 31940, May 26, 2022).

The CFPB has implemented the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act (the “QM Rule”) and has recently taken steps to modify the QM Rule. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending credit based on a number of factors and consideration of financial information about the borrower derived from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for loans meeting the QM requirements, and a rebuttable presumption for higher-priced loans meeting the QM requirements. The Bank has created policies and procedures to comply with these consumer protection requirements and continues to monitor developments relative to future changes to the QM Rule.

In October 2024, the CFPB issued a rule aimed to enhance consumer control and competition in financial services requiring banks and payment providers to give consumers free access to certain financial data upon request. With consumer authorization, they must also share this data with third parties via secure interfaces to facilitate financial services. Required data includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule takes effect for the Bank on April 1, 2027; however, the compliance timeline is subject to change due to the outcome of pending litigation challenging the rule. While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to our business model.

The CFPB and other regulators have recently had a heightened focus on fees, rewards and other practices related to credit cards. For example, in March 2024, the CFPB issued a final rule lowering the safe harbor amount for credit card late fees that would be considered “reasonable and proportional” to the costs incurred by credit card issuers for late payments to eight dollars, eliminating a higher late fee safe harbor amount for subsequent late payments and eliminating the annual inflation adjustment for the safe harbor amount. In May 2024, a preliminary injunction was granted staying the effectiveness of the final rule; however, whether the final rule will ultimately be implemented remains uncertain.

In December 2024, the CFPB issued a final rule that amends Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets. Under the final rule, covered institutions would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institutions breakeven point derived from its own costs and losses, or a benchmark fee of $5 established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the customer’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. The final rule is scheduled to go into effect on October 1, 2025; however, several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the CFPB exceeded its statutory authority in adopting the final rule. The court has not yet ruled on the merits of the lawsuit nor granted a preliminary injunction. We continue to evaluate this rulemaking and assess its potential impact on the Company and the Bank.

We continue to monitor recent developments related to the CFPB and their ongoing supervision. We believe and continue to operate in accordance with the applicable requirements. We expect to continue to be regulated by the CFPB or the other regulatory agencies who also supervise our compliance with consumer financial protection requirements.

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans’ Administration, Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation with respect to originating, processing, selling and servicing mortgage loans. Those rules, policies, regulations, guidelines or procedures, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Each of these entities has its own financial requirements, including submitting audited financial statements annually. We are also subject to examination or review to assure compliance with the applicable rules, policies regulations, guidelines or procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Report Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws, regulations and the requirements of various private mortgage investors.

The federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval, and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.

Lending Authority

We maintain internal credit limits in compliance with regulatory requirements. Under regulatory guidance, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the allowance for credit losses not included in Tier 2 capital. We have a tracking and reporting process to monitor lending concentration levels. All new commercial credit exposure to relationships that exceed $350 million must be approved by the Risk Assessment Committee of the Board. Commercial credit exposures to relationships that exceed $75 million must be approved by the Chief Credit Officer. Relationships less than the aforementioned limits including those discussed throughout the loans held for investment section of this document, are approved by the joint authority of credit officers and lending officers. The Risk Assessment Committee of the Board has the authority to direct changes in lending practices as they deem necessary or appropriate to address credit risks and exposures, including regulatory considerations, in accordance with the Bank’s strategic objectives and risk appetites.

Future Legislation and Regulation

Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Company and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.

Item 1A. Risk Factors

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk; (2) credit risk; (3) financial statement risk; (4) liquidity and dividend risk (5) legal and regulatory risk; (6) financial and market risk, as well as other matters that may dilute the value of our securities; (7) strategic risk, including our integration risks (8) operational risk; and (9) reputational risk and its potential negative impact on, among other things, our financial condition, results of operations and/or stockholder value.

The following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition, results of operations, and the value of our shares. The failure to properly identify, monitor, and mitigate any of the below referenced risks, could result in increased regulatory risk and could potentially have an adverse impact on the Company. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This Annual Report on Form 10-K is qualified in its entirety by those risk factors.

Interest Rate Risk

Changes in interest rates could reduce our net interest income and negatively impact the value of our loans, securities, and other assets, which could have a material adverse effect on our cash flows, financial condition, results of operations, and capital.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term interest rates, which are set by the bond market and generally vary from day to day. The level of our net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and, with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities. In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Also, changes in interest rates could have an effect on the slope of the yield curve. In periods where the yield curve inverts or becomes flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows, and the value of our assets. Moreover, higher inflation could lead to fluctuations in the value of our assets and liabilities and off-balance sheet exposures and could result in lower equity market valuations of financial services companies.

The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the new Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may create inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new Administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time. If rates were to remain elevated for a prolonged period of time, it may adversely affect our business and increase loan repricing risk, including in our multi-family and CRE portfolios.

Credit Risk

Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition, regulatory capital ratios and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to recognize such risk through the establishment of an allowance for credit losses. During 2024, the Company continued to take decisive actions to build capital, reinforce our balance sheet, strengthen our risk management processes, and better align the Company with relevant bank peers. We significantly built our reserve levels by recording a $1.1 billion provision for credit losses, bringing our allowance for credit losses to $1.2 billion at December 31, 2024, reflecting our actions to build reserves during the quarter to address weakness in the office sector, potential repricing risk in the multi-family portfolio and an increase in classified assets.

The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model or ("CECL"). This methodology is described in detail under “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. CECL may result in greater volatility in the level of the allowance for credit losses, depending on various assumptions and factors used in this model. If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. In addition, growth in our loan portfolio may require us to increase the allowance for credit losses on such loans by making additional provisions, which would reduce our net income.

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

At December 31, 2024, $34.1 billion or 49.9 percent of our total loans and leases, held for investment portfolio consisted of multi-family loans and $8.7 billion or 12.7 percent consisted of commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. Higher interest rates for a longer period of time could put further financial pressure on borrowers which could also cause us to not recover the full contractual amount of principal and interest. These factors could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2024, $2.4 billion, or 27.7 percent of our commercial real estate loan portfolio was secured by office buildings. We may incur future losses on commercial real estate loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of less need for office space due to more people working from home or other factors. In addition, the majority of our multi-family and commercial real estate loans are non-recourse and are secured by rental apartment buildings or commercial real estate. In the event of a default by a borrower on a non-recourse loan, the Company will have recourse only to the real estate-related assets collateralizing the loan. If the underlying collateral value is below the loan amount, the Company will suffer a loss upon a default.

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

Economic weakness in the New York City metropolitan region, where the majority of the properties collateralizing our multi-family, commercial real estate, and acquisition, development, and construction loans, and the majority of the businesses collateralizing our other commercial and industrial loans, are located could have an adverse impact on our financial condition and results of operations.

Our business depends significantly on general economic conditions in the New York City metropolitan region, where the majority of the buildings and properties securing the multi-family, commercial real estate, and acquisition, development, and construction loans we originate for investment and the businesses of the customers to whom we make our other commercial and industrial loans are located. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents, due to such factors, or for other reasons, such as new legislation, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income. Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain the level of cash dividends we currently pay to our stockholders.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. The risks of non-payment and late payments are assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, cyber-attacks, or a combination of these or other factors.

Financial Statements Risk

Our accounting estimates and risk management processes rely on analytical and forecasting models, the nature of which are uncertain and may not reflect recent credit or macroeconomic factors.

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

Impairment in the carrying value in finite lived intangible assets could negatively impact our financial condition and results of operations.

At December 31, 2024, finite lived intangible assets, primarily core deposit intangibles, totaled $488 million. We review our intangible assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in deposits may necessitate taking additional charges in the future related to the impairment of other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

Our failure to maintain effective internal controls may impact the accuracy and timeliness of financial reporting and increase our expenses.

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

We also acknowledge the challenges posed by changes in processes, procedures, technologies, employee turnover, and labor shortages. During 2024, we identified certain material weaknesses described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2023, and we may discover additional future material weaknesses or significant deficiencies. Our efforts to remediate weaknesses or deficiencies in our internal controls could divert management attention and increase our expenses, in order to correct the weaknesses or deficiencies in our controls. A "material weakness" is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Control weaknesses or failures could result in financial losses, reputational harm, loss of investor confidence, regulatory actions, and limitations on our business activities.

Liquidity and Dividend Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations could subject us to material reputational and compliance risk and could lead to the financial failure of the Company.

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. In extreme situations, withdrawals could exceed our capacity to fund the withdrawals and lead to the financial failure of the Company. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations. As of December 31, 2024, approximately 21.2 percent of our total deposits of $75.9 billion were not FDIC-insured.

In addition, large-scale withdrawals of brokered or institutional deposits could require and has required us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which has an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow and therefore could have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands. Downgrades of the credit ratings of the Company and the Bank, such as those announced by certain credit rating agencies in February, March and May 2024, could result in an acceleration in deposit outflows and additional collateral needs. We have experienced situations which could occur again in the future that could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

The elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

The holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and, although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. We are currently paying quarterly cash dividends on shares of the Company's common stock at $0.01 per share. An elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

The inability to receive dividends from our subsidiary bank could impact our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. We expect to continue to be required to seek approval from the OCC to pay dividends from the Bank to the Parent Company during 2025. If the Bank is unable to pay dividends to the Parent Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock.

Deferring payments on our trust preferred capital debt securities or being in default under the related indentures, would prohibit us from paying dividends on our common stock.

The terms of our outstanding trust preferred capital debt securities prohibit us from (1) declaring or paying any dividends or distributions on our capital stock, including our common stock; or (2) purchasing, acquiring, or making a liquidation payment on such stock, under the following circumstances: (a) if an event of default has occurred and is continuing under the applicable indenture; (b) if we are in default with respect to a payment under the guarantee of the related trust preferred securities; or (c) if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced, or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms, or enter into other financing agreements, which limit our ability to pay dividends on our common stock.

Dividends on our Series A Preferred Stock and Series B Preferred Stock are discretionary and noncumulative and may not be paid if such payment will result in our failure to comply with all applicable laws and regulations.

Dividends on our Series A Preferred Stock and Series B Preferred Stock are discretionary and noncumulative. If our Board of Directors (or any duly authorized committee of the Board) does not authorize and declare a dividend on (a) the Series A Preferred Stock for any dividend period, holders of the depository shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable, or (b) Series B Preferred Stock, the holders thereof will not be entitled to receive any dividend for that dividend period. For our Series A Preferred Stock, we have no obligation to pay dividends accrued for a dividend period after the dividend payment date for that period if our Board of Directors (or any duly authorized committee thereof) has not declared a dividend before the related dividend payment date, whether or not dividends on the Series A Preferred Stock or any other series of our preferred stock or our common stock are declared for any future dividend period. Dividends on our Series B Preferred Stock are payable at a rate of 13 percent per annum, payable quarterly and in arrears. Additionally, under the FRB’s capital rules, dividends on the Series A Preferred Stock and Series B Preferred Stock may only be paid out of our net income, retained earnings, or surplus related to other additional tier 1 capital instruments. If the non-payment of dividends on Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for any dividend period would cause the Company to fail to comply with any applicable law or regulation, or any agreement we may enter into with our regulators from time to time, then we would not be able to declare or pay a dividend for such dividend period.

Our Series A Preferred Stock and Series B Preferred Stock initially have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect our liquidity and financial condition.

The holders of our Series A Preferred Stock and Series B Preferred Stock initially have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of our common stock. Following the satisfaction of the liquidation preference, the Series B Preferred Stock participates with our common stock on an as-converted basis in a liquidation, dissolution or winding up of the Company. Our obligations to the holders of our Series A Preferred Stock and Series B Preferred Stock could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock and other classes of securities.

Legal and Regulatory Risks

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB and the OCC. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand. Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require bank holding companies and banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock. In addition, failure to meet established capital requirements could result in the FRB and/or OCC placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

Our operations could be materially affected by the imposition of restrictions on our operations by bank regulators, and other governmental entities, further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We and our subsidiaries are subject to regulation, supervision, and examination by the following entities: (1) the OCC; (2) the FDIC; (3) the FRB; and (4) the CFPB, as well as FINRA regulations and state licensing restrictions and limitations regarding certain financial services, investment management and other consumer finance products. Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage and are intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company and its subsidiaries, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain and maintain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations, including restrictions on the operation of a bank or a bank holding company and changes in FDIC deposit insurance premium assessments. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

We are subject to enhanced prudential standards and additional capital and liquidity requirements including reporting, capital stress testing, and liquidity risk management. Non-compliance could result in regulatory risks and restrictions on our activities.

As our total assets exceed $100 billion and therefore we are classified as a Category IV banking organization under the rules issued by the federal banking agencies that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions under the Dodd-Frank

Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act. As a Category IV banking organization, we are subject to enhanced liquidity risk management requirements which include reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. If we were to meet or exceed certain other thresholds, we would become subject to additional requirements. Failure to meet these requirements could expose us to compliance risks, higher penalties, increased expectations, and limitations on our activities. As a Category IV banking organization, we are required to implement and maintain an adequate liquidity risk management and monitoring process to ensure compliance with these requirements, and our failure to ensure compliance may have adverse consequences on our operations, reputation and future profitability. We anticipate incurring significant expenses to develop policies, programs, and systems that comply with the enhanced standards applicable to us.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in material financial loss.

The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act, requires depository institutions to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions above a certain threshold, and responding to requests for information by regulatory authorities and law enforcement agencies. FINCEN, a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil monetary penalties for violations of these requirements. If our BSA policies, procedures and systems are deemed to be deficient, or the BSA policies, procedures and systems of the financial institutions that we acquire in the future are deficient, we would be subject to reputational risk and potential liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would negatively impact our business, financial condition and results of operations.

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

Our Risk Governance Framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Company.

As a financial institution, we are subject to a number of risks, including interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational. Our Risk Governance Framework is designed to manage the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated. For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective Risk Governance Framework, as well as other risk factors, could result in a material increase in our FDIC deposit insurance premium assessments.

We are subject to various legal or regulatory investigations and proceedings.

At any given time, we and our subsidiaries are involved with a number of legal proceedings and regulatory investigations and examinations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, (iv) past cyber security breaches, and (v) recent events and circumstances involving the

Company, including disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes). Proceedings or actions brought against us or our subsidiaries may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, ratings downgrades, restrictions on our business activities, revocations or non-renewals of required licenses, changes in FDIC deposit insurance premium assessments or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We are currently subject to stockholder class and derivative actions which seek significant damages and other relief and may be subject to similar actions in the future. Any financial liability or reputational damage could have a materially adverse effect on our business and, in turn, on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies. For further information, see Note 20 - Commitments and Contingencies and Item 3 - Legal Proceedings.

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

The Community Reinvestment Act requires the Federal Reserve and OCC to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the Federal Reserve or OCC determines that we need to improve our performance or are in substantial non-compliance with Community Reinvestment Act requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, the Bank is subject to other federal and state laws designed to protect consumers, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.

The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations. Additionally, state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management, and any penalties imposed in connection with such investigations could have a material adverse effect on our business, financial condition and results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a “concentration” in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

While we believe that our management has implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the joint guidance, if the Federal Reserve or OCC were to require us to implement additional policies and procedures consistent with their interpretation of the joint guidance, or impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings could be adversely affected.

New legislation and regulations focused on data privacy could increase our compliance and operational risks, among others, leading to litigation or regulatory enforcement and reputational damage.

Data privacy and cybersecurity risks have become a subject of heightened legislative and regulatory focus in recent years. Federal bank regulatory agencies have proposed regulations to enhance cyber risk management standards, which would apply to us and our third-party service providers. These regulations focus on areas such as cyber risk governance, management of dependencies, incident response, cyber resilience, and situational awareness. State-level legislation and regulations have also been proposed or adopted, requiring notification to individuals in the event of a security breach of their personal data. Examples include the CCPA and other state-level privacy, data protection, and data security laws and regulations. We collect, maintain, and use non-public personal information of our customers, clients, employees, and others. The sharing, use, disclosure, and protection of this information are governed by federal and state laws. Compliance with these laws is essential to protect the privacy of personal information and avoid potential liability and reputational damage. Failure to comply with privacy laws and regulations may expose us to fines, litigation, or regulatory enforcement actions. It may also require changes to our systems, business practices, or privacy policies, which could adversely impact our operating results. Privacy initiatives have imposed and will continue to impose additional operational burdens on us. These initiatives may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data. New privacy and data protection initiatives, such as the CCPA, may require changes to policies, procedures, and technology for information security and data segregation. Non-compliance with these initiatives may make us more vulnerable to operational failures and subject to monetary penalties, litigation, or regulatory enforcement actions.

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

We are subject to regulatory capital requirements which, if changed, could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain. Accordingly, we may seek to raise additional capital, including by pursuing or effecting additional issuances of our securities. Our ability to raise additional capital (and the associated terms) depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions and governmental activities, and on our financial condition and performance.

On March 11, 2024, we completed an approximately $1.05 billion equity investment in the Company in connection with which we sold and issued (a) 76,630,965 shares of our common stock, at a purchase price per share of $2.00, (b) 192,062 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series B Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, (c) 256,307 shares of a new series of our preferred stock, par value $0.01 per share, designated as Series C Noncumulative Convertible Preferred Stock, at a price per share of $2,000, each share of which is convertible into 1,000 shares of common stock, and (d) Warrants which were not exercisable until September 10, 2024 and expire 7 years after issuance. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D non-voting, common-equivalent preferred stock ("Series D NCVE Stock") (subject to net settlement of shares) upon exercise of the Warrants. Pursuant to the terms of the Warrant, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,488 as of December 31, 2024. The 315,000 shares of Series D NVCE Stock are convertible into 105,000,000 shares of common stock at a strike price of $7.47 as of December 31, 2024 which includes adjustments for dividends.

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

Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success. Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations, extended hours of service, and access through alternative delivery channels; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist our customers by addressing their financial needs. External factors that may impact our ability to compete include, among others, the entry of new lenders and depository institutions in our current markets.

We may be exposed to challenges in combining the operations of our recent acquisitions into our operations, which may prevent us from achieving the expected benefits from our acquisition activities.

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

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. Our ability to deliver products and services to our customers, to adequately process and account for our customers’ transactions, or otherwise conduct our business could be adversely impacted by any disruption in the services provided by these third parties; their failure to handle current or higher volumes of usage; or any difficulties we may encounter in communicating with them. Replacing these third-party providers also could entail significant delay and expense. Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities. These types of third-party relationships are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation ("FDIC")) and the CFPB. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation. In addition, the Company may not be adequately insured against all types of losses resulting from third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from systems failures or other disruptions to our banking services.

Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.

Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and invest in new technology as it becomes available. Many of our competitors have greater resources than we do and may be better equipped to invest in and market new technology-driven products and services. In addition, in cases where we rely on technology that is the product of third-party intellectual property, such technology may not be available to us on commercially reasonably terms or at all. Moreover, if another person or entity were deemed to own intellectual property rights that were infringed upon by our activities, we could be responsible for significant damages and forced to incur significant expenses if we sought to continue to engage in these types of activities and may also be prevented from using technology important to our business for at least some period of time.

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

We recently appointed new members to the Board of Directors and the executive management team and are embarking upon a new strategic plan, which creates uncertainties and could harm our business.

The Company experienced significant changes in its Board of Directors and executive leadership during 2024. On or shortly after March 11, 2024, Thomas R. Cangemi, James J. Carpenter, Leslie D. Dunn, Lawrence Rosano Jr, Ronald A. Rosenfeld, Lawrence J. Savarese, David Treadwell and Robert Wann resigned as directors of the Board. Additionally, Toan C. Huynh and Hanif (Wally) Dahya resigned as directors of the Board in February 2024 and Peter H. Schoels resigned as a director of the Board in October 2024. Three directors who were serving on the Board as of December 31, 2023, continue to serve on the Board: Alessandro P. DiNello, Marshall J. Lux, and Jennifer R. Whip. Additionally, on or shortly after March 11, 2024, five new directors were appointed to the Board: Former Treasury Secretary Steven T. Mnuchin, Joseph M. Otting, Milton Berlinski, Allen C. Puwalski and Alan Frank. On December 11, 2024, Brian Callanan was also appointed as a new director of the Company.

In addition to the changes in the Board of Directors, there have also been a number of new appointments to the executive management team during the year including, but not limited to, the appointment of Lee M. Smith as Senior Executive Vice President and Chief Financial Officer of the Company effective as of December 27, 2024.

Prior to year-end, the Board of Directors approved the Company’s 2025-2027 Strategic Plan. The Plan outlines three enterprise strategic goals: (1) Transform Flagstar Bank into a top-tier performing, relationship-driven regional bank; (2) Create a customer-centric culture that prioritizes valuable relationships and (3) Establish an effective risk management mindset that supports safe and sound operations. This Plan positions us to continue our transformation into a leading, diversified regional bank with intent and focus, ensuring long-term success while remaining aligned with our vision and mission.

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

In addition, the Company’s future success will depend on the ability of the Board and the executive management team to effectively develop, implement, and execute its strategic plan. There are risks and uncertainties associated with the creation, implementation and execution of a new strategic plan, including the investment of time and resources, the possibility that such strategic plan will ultimately be unprofitable or unsuccessful, and the risk of additional liabilities associated with such strategic plan. The Company’s successful execution of any strategic plan will require market conditions that will allow the Company to achieve its strategic goals. To the extent the Company is unable to successfully develop, implement, and execute its strategic plan, or if it experiences delays in the development, planning and implementation process, the Company’s business, financial condition, and results of operations may be adversely affected.

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

The Company is pursuing a plan to diversify its loan portfolio, which contemplates reducing its commercial real estate concentration, and allowing other non-strategic assets to be run off or sold. Implementing and completing this plan is expected to take a considerable amount of time and attention of management and staff as they work to identify, negotiate and execute upon opportunities to reposition the loan portfolio, divest certain assets and effect potential transactions.

It is possible that the process of diversifying the Company’s loan portfolio could result in substantial disruption of the Company's business and operations, as the Company may face the unexpected loss of key employees that it relies on to assist with the transition or to work on the Company’s continuing operations, disruption of its ongoing businesses, higher than anticipated costs, adverse impacts to its relationships with its customers and employees, or a failure to achieve the anticipated benefits and/or cost savings. If difficulties with diversifying the Company’s loan portfolio are encountered, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. The process of diversifying the Company’s loan portfolio will also divert management attention and resources and could have an adverse effect on the Company’s ability to operate efficiently as well as its results of operations and financial condition during the transition period and beyond.

The process of effecting the runoff or sale of non-strategic or other assets of the Company could also result in substantial disruption of the Company's business and operations for similar reasons as stated above. Further, for any sales or divestitures of assets, the Company’s ability to effect such divestiture or sale will depend upon various factors, such as the Company’s ability to identify interested counterparties, counterparties’ willingness to negotiate and enter into transactions with the Company, the potential of required regulatory approvals associated with such divestitures, and the prices and other terms upon which any counterparty would be willing to transact with the Company. No assurances can be made that the Company will be able to enter into or complete any sale or divestiture of any assets or that the failure to do so may have a negative impact on the Company’s business, operations, liquidity and financial condition.

We may be required to pay interest on certain mortgage escrow accounts in accordance with certain state laws despite the Federal preemption under the National Bank Act.

In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks, and other federally chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States. We are defending similar litigation in California and are currently appealing a federal district court judgment against us in that case to the Ninth Circuit. We are arguing that the Lusnak case was wrongly decided; we believe our situation can be distinguished from Lusnak as a matter of law and California’s interest on escrow law should be preempted as a matter of fact. If the Ninth Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have enacted, or in the future may enact, statutes requiring the payment of interest on escrow balances or if we would be required to retroactively credit interest on escrow funds, the Company’s earnings could be adversely affected.

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

We could be adversely affected by natural disasters, terrorist activities, international hostilities, domestic civil unrest or other extraordinary events beyond our control.

Extraordinary events that are beyond our control, including, but not limited to, natural and other disasters, pandemics and health emergencies, geopolitical instabilities, terrorist activities, international hostilities, cannot be predicted and may impact our financial condition and results of operations. Our ability to conduct business may be adversely affected by such events due to the potential for disruptions to us or to third parties with whom we interact or upon whom we rely, including disruptions to our financial, accounting, data processing, backup or other operating or security systems and infrastructure. Our ability to mitigate the adverse consequences of such occurrences depends, in part, on our ability to anticipate the nature of any such event that might occur and on the preparedness of national or regional emergency responders or on the part of other organizations and businesses that we interact with, many of which we depend on but have limited or no control over.

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

The information/cybersecurity risk management program relies upon a layered security model to protect against both internal and external threats; and is a component of the Bank’s Risk Governance Framework, which is reviewed and approved by the Board of Directors or Committee thereof at least annually. The Risk Governance Framework sets forth enterprise-wide operational practices to ensure consistency in the Company's approach to risk identification, assessment and testing, issues management, and mitigation with all aspects of risk management documented within a centrally maintained Governance, Risk and Controls (“GRC”) risk management platform. A key aspect of the Risk Governance Framework is the risk and control self-assessment (“RCSA”) process, which is used to evaluate the mitigation effectiveness of implemented controls through an independent effective challenge program. Gaps or control weaknesses identified as part of the RCSA process require creation of issues and remediation strategies, both of which are formally documented within the GRC risk management platform, where remediation efforts are managed and monitored from initial creation through ultimate completion of the respective work effort. Independent effective challenge has been embedded throughout this process and ensures that remediation efforts will and have satisfactorily addressed the identified issue.

A formal incident response plan is maintained by the Information Security Department and approved by the Board of Directors or designated Committee thereof at least annually. The response plan sets forth the Bank’s information/cybersecurity incident response framework, which has been designed to ensure a consistent, repeatable response to any actual or threatened cybersecurity incident. The framework sets forth the team structure utilized for the coordination, monitoring, oversight, and internal and external reporting in connection with any identified incident; and delineates responsibilities for all team members involved in response activities, as well as guidance for all employees in connection with defining, discovering, reporting, investigating, containing, and recovering from an incident. During the reporting period, we did not experience any cybersecurity risks or incidents that have materially or are reasonably likely to materially affect the Bank; including its business strategy, result of operations, or financial condition.

We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material impact on the Company, including business strategy, results of operations or financial condition.

Governance

The Board of Directors, through its Risk Assessment (“RAC”) and Technology (“TEC”) Committees, (together the “Committees”) provides direction and oversight of both the Risk Governance Framework and information/cybersecurity risk management programs. The Committees meet quarterly to review and discuss overall state, current developments, management and performance metrics, risk identification and mitigation status, and new initiatives associated with both the Risk Governance

Framework and information/cybersecurity risk management programs. The Committees rely upon various management level committees (e.g. Enterprise Risk Management, Operational Risk Management, and Technology Management) for oversight and direct management of the overarching Risk Governance Framework, which includes the information/cybersecurity risk management program and direct reporting by the Chief Information Security Officer (“CISO”).

The CISO is responsible for administration, management, and oversight of the Information/Cybersecurity Program; and is supported by a team of individuals that possess various levels of educational and technical hands-on expertise to carry out daily responsibilities and to ensure the Program’s success and continued maturation. The CISO reports directly to the Chief Information Officer and has over 15 years of direct experience in designing, implementing, and maturing information and cybersecurity strategies within the financial sector. Prior to joining the Bank, the CISO served as a technology examiner for one of the three Federal banking regulatory agencies, with over ten years of experience performing technology examinations of financial institutions and financial institutions service providers primarily within the New York metropolitan area.

Item 2.	Properties

We own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, Florida and Michigan. We also utilize other branch and back-office locations in those states, and in New Jersey, Arizona, California, Indiana, and Wisconsin under various lease and license agreements that expire at various times. (See Note 8 - Leases, Premises and Equipment in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

Item 3.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. Except as set forth below, all such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

The Company and certain former executive officers of the Company and certain current and former directors of the Company have been named as defendants in a consolidated purported shareholder class action captioned Lemm, Jr. v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-00903, filed on February 6, 2024 in the United States District Court for the Eastern District of New York. This action, which seeks unspecified compensatory damages to be proven at trial, alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, with respect to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on July 27, 2022 and ending on February 29, 2024. On December 19, 2024, another purported shareholder of the Company filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Company and certain current and former directors and executive officers of the Company. This additional purported class action alleges substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. The Company is vigorously defending the allegations set forth in the purported class action complaints and also intends to vigorously defend any related actions.

The Company and certain former executive officers of the Company and certain current and former directors of the Company have also been named as defendants in a consolidated shareholder class action captioned In re New York Community Bancorp filed in the Commercial Division of the Supreme Court of New York State. This matter relates to two separate actions brought by two different purported shareholders of the Company, which were consolidated into a single matter on October 8, 2024. The action [seeks unspecified compensatory damages to be proven at trial] and alleges substantially the same claims as those set forth in the Lemm complaint. The court has stayed this matter pending the resolution of the Lemm matter. The Company is vigorously defending this action and also intends to vigorously defend any related actions.

The Company’s former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of the Company’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of the New York State (Nassau County). These actions, which also name the Company as a nominal defendant and seeks unspecified compensatory damages and certain corporate governance and internal procedures reforms, alleges claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaint relate to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of the Company during such period. The Company has filed a motion to consolidate the Hauser matter with the three other federal derivative actions and has filed a notice to remove the state derivative action to federal court. The Company and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions.

The Company’s President and Chief Executive Officer, as well as all of the Company’s current directors, have also been named in a purported shareholder derivative action captioned Siegel v. Otting, et al., Case No. 2:24-cv-07352, filed on October 21, 2024 in the United States District Court for the Eastern District of New York. This action alleges breach of fiduciary duty and related claims and alleges that certain Company employment agreements and similar arrangements, and certain internal Company policies, violate the Dodd-Frank Act by failing to adequately inform employees of their right to report SEC rule violations and to receive eligible whistleblower protection and awards under the Dodd-Frank Act. The Company and the named defendants are vigorously defending this action and also intend to vigorously defend any related actions.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market For the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Flagstar Financial, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “FLG.”

At December 31, 2024, the number of outstanding shares was 414,934,628 and the number of registered owners was approximately 9,074. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2024 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the S&P U.S. BMI Banks Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the S&P U.S. BMI Banks Index currently is comprised of 251 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

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

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2019, and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2019, THROUGH DECEMBER 31, 2024

175
150
125
100
75
50
25
Relative Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Flagstar Financial, Inc.
S&P Mid-Cap 400 Index
S&P U.S. BMI Banks Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Flagstar Financial, Inc.	$100.00	$94.13	$115.43	$87.06	$110.35	$34.08
S&P Mid-Cap 400 Index	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
S&P U.S. BMI Banks Index	$100.00	$87.24	$118.61	$98.38	$107.32	$143.68

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to approximately $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of December 31, 2024, net of related issuance costs, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Company’s repurchase of common stock for the year December 31, 2024:

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2024	300,713	$29.16	$9	—
Second Quarter 2024	55,619	9.85	1	—
Third Quarter 2024	99,470	10.13	1	—
Fourth Quarter 2024
October 1 - 31, 2024	11,111	11.73	—	—
November 1 - 30, 2024	3,579	10.78	—	—
December 1 - 31, 2024	16,966	11.96	—	—
Total Fourth Quarter 2024	31,656	$11.75	—	—
2024 Total	487,458	$21.94	$11	—

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

During the year ended 2024, we reported a net loss of $1.1 billion compared to a net loss of $79 million for the year ended 2023. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the year ended 2024 was $1.2 billion or $3.49 per diluted share compared to the net loss attributable to common stockholders of $112 million for the year ended 2023 or $0.49 per diluted share. The 2024 results include a $37 million increase in our provision for credit losses identified subsequent to the issuance of our press release on January 30, 2025, as a result of the completion of our control procedures. The adjustment was related to the quantitative calculation of the allowance for credit losses and a corresponding impact on the reserve for unfunded commitments related to the Company’s commercial and industrial portfolio.

Several notable items included in the results for the year ended 2024 include a $121 million reduction in the bargain purchase gain arising from the Signature Transaction, $103 million of merger-related and restructuring expenses related to the sale of our mortgage warehouse business, the sale of our mortgage servicing and third-party origination business, as well as severance costs and long-term asset impairment charges related to various Company-owned or leased properties. These notable items aggregated to an after-tax loss of $245 million, or $0.74 per diluted share for the year ended 2024. Included in the results for the year ended 2023 are a bargain purchase gain of $2.1 billion arising from the Signature Transaction and $245 million of merger-related expenses, which aggregate to an after-tax gain of $576 million, or $2.41 per diluted share.

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

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The average term of our fixed rate deposits is less than twelve months, therefore the cost of our deposits and most of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee. The yields on our held for-investment loans and investment securities are generally more sensitive to intermediate-term market interest rates. However, a sizable portion of our held for investment loans have fixed rates and generally reset to intermediate-term market rates when they reach repricing dates.

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

	Year Ended December 31,
	2024				2023				2022
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$78,883	$4,369		5.54%	$81,855	$4,509		5.51%	$49,376	$1,848		3.74%
Securities (2) (3)	12,222	559		4.57%	10,611	444		4.18%	7,448	200		2.69%
Reverse repurchase agreements	—	—		—%	388	22		5.77%	460	15		3.24%
Interest-earning cash and cash equivalents	19,478	1,024		5.26%	10,025	516		5.14%	1,988	29		1.47%
Total interest-earning assets	$110,583	$5,952		5.38%	$102,879	$5,491		5.34%	$59,272	$2,092		3.53%
Non-interest-earning assets	5,151				7,616				5,130
Total assets	$115,734				$110,495				$64,402
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$23,654	$869		3.67%	$29,286	$943		3.22%	$17,910	$226		1.26%
Savings accounts	10,975	345		3.14%	9,941	169		1.70%	9,336	60		0.64%
Certificates of deposit	27,477	1,362		4.96%	17,097	646		3.78%	8,772	97		1.11%
Total interest-bearing deposits	$62,106	$2,576		4.15%	$56,324	$1,758		3.12%	$36,018	$383		1.06%
Short term borrowed funds	5,703	221		3.89%	7,263	305		4.20%	2,408	56		2.32%
Other borrowed funds	18,465	1,003		5.43%	10,671	351		3.29%	12,982	257		1.99%
Total borrowed funds	$24,168	$1,224		5.07%	$17,934	$656		3.66%	$15,390	$313		2.04%
Total interest-bearing liabilities	$86,274	$3,800		4.40%	$74,258	$2,414		3.25%	$51,408	$696		1.35%
Non-interest-bearing deposits	18,140				21,583				5,124
Other liabilities	2,595				4,073				787
Total liabilities	$107,009				$99,914				$57,319
Stockholders’ and mezzanine equity	8,725				10,581				7,083
Total liabilities and stockholders’ equity	$115,734				$110,495				$64,402
Net interest income/interest rate spread		$2,152		0.98%		$3,077		2.09%		$1,396		2.17%
Net interest margin				1.95%				2.99%				2.35%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.39	x			1.15	x
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

	Year Ended December 31,
	2024 compared to Year Ended 2023 Increase/(Decrease) Due to:			2023 compared to Year Ended 2022 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$(170)	$30	$(140)	$1,503	$1,158	$2,661
Securities	73	42	115	109	135	244
Reverse repurchase agreements	(22)	—	(22)	(3)	10	7
Interest Earning cash and cash equivalents	508	—	508	266	221	487
Total interest-earnings assets	$389	$72	$461	$1,875	$1,524	$3,399
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(290)	$216	$(74)	$255	$462	$717
Savings accounts	37	139	176	7	102	109
Certificates of deposit	677	39	716	203	346	549
Short term borrowed funds	(94)	10	(84)	158	91	249
Other borrowed funds	508	144	652	(61)	155	94
Total interest-bearing liabilities	838	548	1,386	562	1,156	1,718
Change in net interest income	$(449)	$(476)	$(925)	$1,313	$368	$1,681

Comparison to Prior Year

For the year ended 2024, net interest margin was 1.95 percent, down 104 basis points compared to the year ended 2023. The year-over-year decrease was largely the result of a higher cost of funds, as the Company made use of borrowed funds during the early part of the year to offset deposit attrition and bolster liquidity, as well as the launch of a promotional rate deposit campaign during the second quarter, coupled with an increase in average interest-bearing liabilities.

Other factors affecting net interest income for the year ended 2024 compared to year ended 2023:

•$2.3 billion increase in period end non-accrual loans and the associated reversal of previously accrued interest income on those loans.

•$11.1 billion increase in average cash and investment securities driven by our actions to increase on-balance sheet liquidity as well as the sale of several non-core businesses, including our mortgage warehouse business and our mortgage servicing and third-party origination business.

•Increase in average loan yield primarily due to the impact of multi-family loans repricing to higher rates upon reaching the end of their initial fixed rate periods.

•39 basis point increase in the average yield on investment securities driven by lower rate securities maturing and being replaced with higher rate securities, consistent with the increase in market interest rates.

Provision for Credit Losses

Comparison to Prior Year

For the year ended 2024, the provision for credit losses totaled $1.1 billion compared to $833 million for the year ended 2023. The provision reflects substantial increases in the allowance for credit losses on loans and leases and charge-offs during the current period, principally related to risk rating downgrades on commercial real estate and multi-family loans with upcoming maturities or repricing for which the estimated property net operating income would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms, as well as underlying collateral value declines, principally in the office portfolio.

Net charge-offs totaled $892 million for the year ended 2024, compared with a net recovery of $208 million for the year ended 2023. This is primarily driven by an increase in classified loans in the commercial real estate and multi-family portfolios and underlying collateral value declines resulting from credit trends which first emerged in late 2023 resulting from higher interest rates and the impact of inflation on borrowers' expenses.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Year Ended December 31,
(in millions)	2024	2023	2022
Fee income	$150	$172	$27
Net gain on mortgage/servicing sale	89	—	—
Net return on mortgage servicing rights	73	103	6
Net gain on loan sales and securitizations	48	89	5
Bank-owned life insurance	42	43	32
Net loan administration income	2	82	3
Bargain purchase gain	(121)	2,131	159
Other	117	67	15
Total non-interest income	$400	$2,687	$247

Comparison to Prior Year

For the year ended 2024, non-interest income totaled $400 million compared to $2.7 billion for the year ended 2023. Excluding the impact due to the bargain purchase gain related to the Signature Transaction, noninterest income decreased $35 million. As a result of the sale of our mortgage servicing, subservicing, and third-party origination activities during 2024, substantially all income associated with mortgage servicing rights of $73 million, and loan administration income ceased upon completion of these non-core sales on October 31, 2024. In connection with the sale of the mortgage and servicing business, we recorded a net gain on sale of $89 million, for the year ended 2024.

Net loan administration income totaled $2 million for the year ended 2024, compared to $82 million for the year ended 2023 due to the expiration of our loan subservicing agreement with the FDIC related to the Signature Transaction and the sale of the mortgage servicing business.

Net gain on loan sales and securitizations declined $41 million driven by $23 million of selling costs related to the mortgage warehouse lending portfolio in 2024 and the sale of the mortgage business on October 31, 2024.

Other noninterest income increased $50 million driven by higher commercial loan and investment product fee income, which was partially offset by a $22 million reduction in fee income driven by lower retail deposit transaction fees.

The bargain purchase gain reduction recorded in the first quarter 2024 represented the final measurement period adjustment related to the fair value of assets acquired and liabilities assumed in the Signature Transaction.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating expenses:
Compensation and benefits	$1,263	$1,149	$354
FDIC insurance	313	126	—
Occupancy and equipment	211	200	92
General and administrative	809	624	158
Total operating expense	$2,596	$2,099	$604
Intangible asset amortization	136	126	5
Merger-related and restructuring expenses	106	330	75
Goodwill impairment	—	2,426	—
Total non-interest expense	$2,838	$4,981	$684

Comparison to Prior Year

Total non-interest expenses for the year ended 2024 were $2.8 billion, down $2.1 billion or 43 percent compared to the year ended 2023. Included in the full-year 2024 total of non-interest expenses were certain notable items related to actions the Company took during the year ended 2024, including severance costs of $31 million related to our cost optimization strategy. In addition, we recorded asset impairment charges of $77 million related to plans to close certain operating centers and retail locations which are expected to reduce non-interest expense in the future. Notable items for the year ended 2023 include goodwill impairment of $2.4 billion and a $49 million FDIC special assessment.

Excluding the impact of these items and excluding intangible asset amortization and merger and restructuring expenses, full-year 2024 operating expenses were $2.5 billion, compared to $2.1 billion for full-year 2023, up $368 million or 18 percent. The majority of the increase was the result of a $187 million or 148 percent increase in our FDIC insurance costs due to an increase in the amount of criticized and classified loans and other factors affecting the assessment rate; a $185 million or 30 percent increase in general and administrative expenses; along with a $114 million or 10 percent increase in compensation and benefits expense. Higher expenses for the full year 2024 were driven by the full year impact from the Signature Transaction, which closed in late March of 2023, including an increase in the number of employees, higher occupancy costs related to an increase in the number of Company locations, and the higher regulatory costs described previously.

Income Tax Expense

For the year ended 2024, the Company reported an income tax benefit of $260 million compared to an income tax expense of $29 million for the year ended 2023. The effective tax rate for the year ended 2024 was 18.90 percent compared to (59.59) percent in the year ended 2023. The tax rate in the current year is impacted by increases in non-deductible expenses, most notably the FDIC expense. Additionally. the prior year tax rate is not meaningful due to the net tax expense related to the Signature Transaction being netted in the bargain purchase gain.

RESULTS OF OPERATIONS: 2023 AS COMPARED TO 2022

The results of operations comparison of 2023 compared to 2022 can be found in the Company’s previously filed Annual Report on Form 10-K/A for the year-ended December 31, 2023, under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

FINANCIAL CONDITION

Balance Sheet Summary

Total assets decreased $13.9 billion to $100.2 billion as of December 31, 2024, compared to $114.1 billion at December 31, 2023. The Company improved its on-balance sheet liquidity in cash and cash equivalents by $4.0 billion, which was offset by strategic reductions in balances of loans held for investment, as discussed further below.

Total loans and leases held for investment were $68.3 billion at December 31, 2024, compared to $84.6 billion at December 31, 2023. The decrease was primarily driven by the sale of the warehouse lending portfolio in the third quarter, along with reductions in commercial and industrial loans where we made strategic decisions to decrease the size of some of our lending positions and exit certain non-relationship-based customers. In addition, our commercial real estate and multi-family portfolios continue to decline as borrowers pay off their loans and we work to strategically reduce the concentration of these portfolios.

The securities portfolio totaled $10.4 billion at December 31, 2024, compared to $9.2 billion at December 31, 2023. Our securities portfolio is classified as available-for-sale with low credit risk U.S. government agency bonds comprising over 90 percent of the total portfolio at December 31, 2024, and December 31, 2023, respectively. These instruments are recorded at fair value and interest rate driven unrealized gains and losses are recorded in other comprehensive income.

Total deposits decreased $5.7 billion, or 7 percent to $75.9 billion at December 31, 2024, compared to $81.6 billion at December 31, 2023. In February and March 2024, we experienced $9.7 billion in deposit attrition following downgrades in our debt and deposit ratings by third-party credit rating agencies. On March 6, 2024, we announced a $1.05 billion capital raise, after which deposits stabilized for the remainder of the first quarter 2024. In response to the customer deposit attrition, we increased our on-balance sheet liquidity, primarily through $4.1 billion in brokered certificates of deposit and $5.5 billion of wholesale borrowings. Subsequently in the second and third quarters of 2024, our customer deposits increased substantially through targeted deposit gathering programs and private banking customer engagement which, along with the liquidity from the warehouse lending portfolio sale, allowed us to repay the wholesale borrowings from earlier in the year in the fourth quarter 2024.

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	Year Ended December 31,
	2024		2023
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$34,093	49.9%	$37,265	44.0%
Commercial real estate	8,685	12.7	10,470	12.4
One-to-four family first mortgage	5,201	7.6	6,061	7.2
Acquisition, development, and construction	3,151	4.6	2,912	3.4
Commercial and industrial	15,376	22.5	25,254	29.9
Other loans	1,766	2.6	2,657	3.1
Total loans and leases held for investment	$68,272	100%	$84,619	100%
Allowance for credit losses on loans and leases	(1,201)		(992)
Total loans and leases held for investment, net	$67,071		$83,627
Loans held for sale	899		1,182
Total loans and leases, net	$67,970		$84,809

Loan Maturity and Repricing Analysis

The following table sets forth option loans by year of repricing and non-option loans by year of contractual maturity for our multi-family and commercial real estate portfolios within loans held for investment at December 31, 2024. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change. Risks associated with loan repricing are discussed in the Credit Risk section.

	Year Ended December 31, 2024
(dollars in millions)	Multi-Family		Commercial Real Estate
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total (1)
2024	$—	$196	$—	$115	$311
2025	3,514	1,255	341	1,133	6,243
2026	4,110	959	741	705	6,515
2027	7,552	1,172	916	992	10,632
2028	3,787	2,080	326	1,003	7,196
2029	2,318	2,050	236	685	5,289
2030+	164	4,838	9	1,214	6,225
Total amounts due or repricing, gross	$21,445	$12,550	$2,569	$5,847	$42,411
(1)Excludes Specialty Finance commercial real estate loans and multi-family loans serviced-by-others totaling $369 million and $96 million, respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $98 million.

The following table sets forth, as of December 31, 2024, the dollar amount of all loans held for investment that are due after December 31, 2025, and indicates whether such loans have fixed or adjustable rates of interest:

(in millions)	Fixed	Adjustable (1)	Total
Multi-family	$8,173	$20,857	$29,030
Commercial real estate	2,513	4,314	6,827
One-to-four family first mortgage	1,852	3,573	5,425
Acquisition, development, and construction	162	1,638	1,800
Other loans	5,902	5,226	11,128
Total loans	$18,602	$35,608	$54,210
(1)Loans with the option for the borrower to extend through repricing into an adjustable-rate loan are included within the Adjustable column during their initial fixed rate period.

Multi-Family Loans

The multi-family loan portfolio was $34.1 billion at December 31, 2024, down slightly compared to $37.3 billion at December 31, 2023, reflective of our continuing efforts to strategically encourage loan payoffs which has reduced the concentration of this portfolio.

The majority of our multi-family loans are non-recourse and are secured by rental apartment buildings. At December 31, 2024, $19.2 billion or 56 percent of the Company’s total multi-family loan portfolio was secured by properties in New York State, many of which are subject to rent regulation laws to varying degrees. The New York Housing Stability and Tenant Protection Act of 2019 significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment. This could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity. The impact on current and future cash flows has adversely impacted the value of properties with a high concentration of rent regulated units which has increased charge-offs in 2024.

To mitigate our exposure to rent regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are no longer utilizing mortgage brokers to refer loan origination opportunities to us. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Property values in this loan sector have decreased substantially since origination due to unfavorable market conditions. The appraised value used in our loan-to-value ratio is determined using an income approach to estimate the stabilized value of the collateral by applying a market driven capitalization rate to the stabilized cash flow of the property.

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $12.7 billion outstanding with interest-only payments at December 31, 2024. The weighted average interest-only period remaining was 19.5 months as of December 31, 2024, with approximately 52 percent of these loans entering their amortization period by the end of 2025.

We continue to monitor our loans held for investment portfolio and the related allowance for credit losses, particularly, given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels have historically tended to be stable due to below market rents, rent-regulated loans that are repricing are incurring debt service levels that, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside.

The following table presents a geographical analysis of the multi-family loans in our held for investment loan portfolio:

	Year Ended December 31,
	2024		2023
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,246	18%	$6,893	18%
Brooklyn	5,375	16%	5,840	16%
Bronx	3,272	10%	3,619	10%
Queens	2,526	7%	2,831	8%
Staten Island	98	—%	133	—%
Total New York City	$17,517	51%	$19,316	52%
New Jersey	4,509	13%	5,064	14%
Long Island	484	1%	509	1%
Total Metro New York	$22,510	66%	$24,889	67%
Other New York State	1,188	3%	1,233	3%
Pennsylvania	3,375	10%	3,682	10%
Florida	1,555	5%	1,681	5%
Ohio	1,007	3%	1,085	3%
All other states	4,458	13%	4,695	13%
Total	$34,093	100%	$37,265	100%

Commercial Real Estate

At December 31, 2024, commercial real estate loans represented $8.7 billion, or 13 percent, of total loans held for investment, reflecting a $1.8 billion decrease when compared to $10.5 billion at December 31, 2023, primarily due to payoffs, as well as charge-offs and loan sales. We also are continuing our efforts to strategically reduce the concentration of this portfolio.

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

The following table presents an analysis of the property types that collateralize the commercial real estate loans in our held for investment loan portfolio:

	Year Ended December 31,
	2024		2023
(dollars in billions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,271	26%	$3,243	31%
Retail (includes owner and non-owner occupied)	1,934	22%	2,234	21%
Industrial	2,939	34%	2,995	29%
Other	1,541	18%	1,998	19%
Total	$8,685	100%	$10,470	100%

The following table presents a geographical analysis of the commercial real estate loans in our held for investment loan portfolio:

	Year Ended December 31,
	2024		2023
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$4,156	48%	$5,319	51%
Michigan	800	9%	1,000	10%
New Jersey	580	7%	580	6%
California	462	5%	457	4%
Florida	381	4%	105	1%
Pennsylvania	292	3%	374	4%
All other states	2,014	23%	2,635	24%
Total	$8,685	100%	$10,470	100%

Acquisition, Development and Construction Loans

At December 31, 2024, our ADC loans represented $3.2 billion, or 4.6 percent of total loans held for investment, reflecting an increase of $239 million compared to December 31, 2023. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

Commercial and Industrial Loans

At December 31, 2024, our commercial and industrial loans represented $15.4 billion, or 19.4 percent of total loans held for investment, reflecting a decrease of $9.9 billion compared to December 31, 2023. The decrease in commercial and industrial loans for the year ended December 31, 2024 was due to the sale of our mortgage warehouse business, which at December 31, 2023, was $5.1 billion in loans, as well as a reduction in focus on certain non-core and indirect client segments. The commercial and industrial loans we produce are primarily made to small, mid-size, and larger corporate operating businesses and finance companies across a diverse set of industries. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, and revolving lines of credit.

A broad range of commercial and industrial loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of commercial and industrial loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Commercial and industrial loans are often secured by business assets and personal guarantees of the borrower and include financial covenants to monitor the borrower’s financial stability. We have begun to add experienced commercial, corporate and specialized industries banking professionals and credit underwriting and portfolio management personnel which will impact our noninterest expense as we continue to strategically diversify our loan portfolio to shift from multi-family loans to other portfolios, most notably commercial and industrial.

Included in our commercial and industrial portfolio at December 31, 2024, specialty finance loans and leases totaled $3.9 billion, or 5.7 percent of total loans held for investment, down $1.3 billion or 26 percent compared to December 31, 2023. The decrease in specialty finance loans was due to our decision to run off certain non-core loans totaling $2.4 billion partially offset by originations.

These loans are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The specialty finance loans and leases we fund fall into three categories: asset-based loans, dealer floor-plan lending and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of December 31, 2024, 85 percent of specialty finance loan commitments are structured as floating rate obligations.

As of December 31, 2024, the Company originated $3.6 billion of specialty finance loans and leases, representing 42 percent of total originations compared to $7.3 billion for the same period in 2023, representing 35 percent of total originations.

One-to-Four Family Loans

One-to-four family loans were $5.2 billion and $6.1 billion at December 31, 2024 and 2023 respectively. This includes $378 million of loans with government guarantees, or 7.6 percent of total loans held for investment at December 31, 2024, compared to $541 million at December 31, 2023. One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2024, excluding loans with government guarantees, loans in this portfolio had an average current FICO score of 743 and an average loan-to-value ratio of 50 percent.

Substantially all loans with government guarantees are insured or guaranteed by the Federal Housing Administration or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to the U.S. Department of Housing and Urban Development (if foreclosure timelines are met), which is not paid by the Federal Housing Administration until claimed.

On October 31, 2024, the Bank completed the sale of third-party loan origination and servicing platforms and the majority of our mortgage servicing right assets. Prior to this transaction, the Bank originated government guaranteed loans which were pooled and sold as Ginnie Mae mortgage-backed securities. Pursuant to Ginnie Mae servicing guidelines, the Bank had the unilateral right to repurchase loans securitized in Ginnie Mae pools that were due, but unpaid, for three consecutive months. As a result, once the delinquency criteria had been met, and regardless of whether the repurchase option had been exercised, we accounted for the loans as if they had been repurchased. As a result of the sale, we no longer originate one-to-four family loans for sale to Ginnie Mae, nor do we service loans owned by investors in Ginnie Mae mortgage-backed securities. Therefore, no such repurchase rights assets or liabilities were recorded in the Consolidated Statement of Condition at December 31, 2024, compared to $456 million at December 31, 2023.

Other Loans

At December 31, 2024, other loans totaled $1.8 billion and consisted primarily of home equity lines of credit and other consumer loans, including overdraft loans.

Our home equity portfolio includes home equity loans, second mortgage loans, and home equity line of credits. As of December 31, 2024, loans in this portfolio had an average current FICO score of 751.

Assets Held for Sale

Loans held for sale at December 31, 2024 totaled $899 million, a decrease of $283 million compared to $1.2 billion at December 31, 2023. We classify loans as held for sale when we originate or purchase loans that we intend to sell and when we change our intent with regard to loans originated as held for investment. Our one-to-four family mortgage loans held for sale are carried at fair value. Other loans held for sale are carried at the lower of amortized cost or market. These loans are typically recorded based on recent appraisals less estimated disposal costs. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

At December 31, 2024, we had mortgage servicing rights with a fair value of $26 million held for sale. We currently expect to sell those mortgage servicing rights in the first quarter 2025 at a price consistent with the recorded value at December 31, 2024, and have classified these assets as held for sale.

Asset Quality Measures

The following table presents the Company's asset quality measures at the respective dates:

	Year Ended December 31,
	2024	2023
Non-accrual loans to total loans held for investment	3.83%	0.51%
Non-performing assets to total assets	2.62	0.39
Allowance for credit losses on loans and leases to non-accrual loans	45.93	231.51
Allowance for credit losses on loans and leases to total loans held for investment	1.76	1.17

All asset quality information excludes loans with government guarantees that are insured by U.S. government agencies.

Non-Accrual Loans

The following table presents our non-accrual loans held for investment by loan type and the changes in the respective balances:

			Change from
			December 31, 2023
			to
	Year Ended December 31,		December 31, 2024
(in millions)	2024	2023	Amount
Multi-family	$1,755	$138	$1,617
Commercial real estate	546	128	418
One-to-four family first mortgage	70	95	(25)
Acquisition, development, and construction	18	2	16
Commercial and industrial	202	43	159
Other non-accrual loans (1)	24	22	2
Total non-accrual loans	$2,615	$428	$2,187
Repossessed assets	14	14	—
Total non-performing assets	$2,629	$442	$2,187
(1)Includes home equity, consumer and other loans.
(2)Excludes $323 million of non-accrual held for sale loans.

The year-over-year increase was the result of higher non-accrual multi-family and commercial real estate. During the year ended December 31, 2024, we received updated financial information from borrowers for substantially all of the commercial real estate and multi-family portfolio. Additionally, a substantial number of appraisals on loans exhibiting credit weakness were received, which resulted in an increase in non-accrual loans from December 31, 2023. Approximately 56 percent of our non-accrual loans are current on their contractual payment terms. In determining whether to place a loan on non-accrual we have considered whether a borrower will be able to service its debt based on projections of current collateral and net operating income. Where current net operating income results in a debt service ratio below 1.0 or proforma debt service of .80 for loans re-pricing or maturing in the next 18 months and the loan to value is greater than 90%, we evaluate the loan for non-accrual status. Updated financial information from borrowers and appraisals received have led to an increase in non-accrual loans in 2024.

The following table sets forth the changes in non-accrual loans for the year ended 2024:

(in millions)
Balance at December 31, 2023	$428
New non-accrual	3,574
Charge-offs	(256)
Transferred to repossessed assets	(513)
Loan payoffs, including dispositions and principal pay-downs	(542)
Restored to performing status	(76)
Balance at December 31, 2024	$2,615

At December 31, 2024, non-performing assets to total assets equaled 2.62 percent compared to 0.39 percent at December 31, 2023, and non-accrual loans to total loans equaled 3.83 percent compared to 0.51 percent at December 31, 2023. The increase in non-accrual loans was primarily driven by a $1.6 billion increase in multi-family loans and a $418 million in commercial real estate loans, primarily in the office sector. Repossessed assets of $14 million remained unchanged from prior year.

Delinquencies

The following table presents our loans, 30 to 89 days past due by loan type and the changes in the respective balances:

			December 31, 2024
			compared to
	Year Ended December 31,		December 31, 2023
(in millions)	2024	2023	Amount
Loans 30 to 89 Days Past Due:
Multi-family	$749	$121	$628
Commercial real estate	65	28	37
One-to-four family first mortgage	25	40	(15)
Acquisition, development, and construction	5	2	3
Commercial and industrial	110	37	73
Other loans	11	22	(11)
Total loans 30-89 days past due	$965	$250	$715

Over $494 million of the loans categorized as 30 to 89 days past due at December 31, 2024, became current with payments made in January 2025.

Allowance for Credit Losses

The following table sets forth the allocation of the consolidated allowance for credit losses on loans and leases at each period-end:

	Year Ended December 31,
	2024			2023			2022
(dollars in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$639	1.87%	49.9%	$307	0.82%	44.0%	$178	0.47%	55.3%
Commercial real estate loans	260	2.99	12.7	366	3.50	12.4	46	0.54	12.4
One-to-four family first mortgage loans	39	0.75	7.6	48	0.79	7.2	46	0.79	8.4
Acquisition, development, and construction loans	44	1.40	4.6	36	1.24	3.4	20	1.00	2.8
Commercial and industrial	151	0.98	22.5	132	0.52	29.9		—	—
Other loans	68	3.85	2.6	103	3.88	3.1	103	4.57	21.1
Total loans	$1,201	1.76%	100.0%	$992	1.17%	100.0%	$393	0.57%	100.0%

The allowance for credit losses on loans and leases increased $209 million from December 31, 2023 to December 31, 2024. Market interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the next 18 months. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

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

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.76 percent at December 31, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.77 percent at December 31, 2024, compared to 1.26 percent at December 31, 2023.

Charge-offs

For the year ended 2024, our gross charge-offs were $938 million and net charge-offs were $892 million, compared to gross charge-offs of $223 million and net charge-offs of $208 million over the same period in 2023.

The following table presents information on the Company's net charge-offs:

	Year Ended December 31,
	2024	2023
(in millions)
Charge-offs:
Multi-family	$308	$119
Commercial real estate	462	56
One-to-four family residential	8	4
Acquisition, development and construction	4	—
Commercial and industrial	136	30
Other	20	14
Total charge-offs	$938	$223
Recoveries:
Multi-family	$(5)	$—
Commercial real estate	(8)	—
One-to-four family residential	(5)	—
Commercial and industrial	(21)	(11)
Other	(7)	(4)
Total recoveries	$(46)	$(15)
Net charge-offs (recoveries)	$892	$208

The following table presents information on the Company's net charge-offs as compared to average loans held for investment outstanding:

	Year Ended December 31,
(in millions)	2024	2023	2022
Multi-family
Net charge-offs during the period	$303	$119	$1
Average amount outstanding	$36,064	$37,839	$36,292
Net charge-offs as a percentage of average loans	0.84%	0.31%	—%

Commercial real estate
Net charge-offs during the period	$454	$56	$—
Average amount outstanding	$9,919	$9,905	$6,964
Net charge-offs as a percentage of average loans	4.58%	0.57%	—%

One-to-Four Family first mortgage
Net charge-offs during the period	$3	$4	$—
Average amount outstanding	$5,740	$5,907	$516
Net charge-offs as a percentage of average loans	0.05%	0.06%	—%

Acquisition, Development and Construction
Net charge-offs during the period	$4	$—	$—
Average amount outstanding	$3,230	$2,530	$203
Net charge-offs as a percentage of average loans	0.12%	—%	—%

Commercial and Industrial Loans
Net charge-offs during the period	$115	$19	$(7)
Average amount outstanding	$19,753	$21,460	$—
Net charge-offs as a percentage of average loans	0.58%	0.09%	—%

Other Loans
Net charge-offs (recoveries) during the period	$13	$10	$(5)
Average amount outstanding	$1,902	$2,552	$5,401
Net charge-offs (recoveries) as a percentage of average loans	0.68%	0.38%	(0.09)%

Total loans held for investment
Net charge-offs (recoveries) during the period	$892	$208	$(4)
Average amount outstanding	$76,608	$80,193	$49,376
Net charge-offs (recoveries) as a percentage of average loans	1.16%	0.26%	-0.01%

Securities

Total securities were $10.4 billion, or 10 percent, of total assets at December 31, 2024, compared to $9.2 billion, or 8 percent of total assets at December 31, 2023. At December 31, 2024 and December 31, 2023, all of our securities were designated as “Available-for-Sale”. At December 31, 2024, 26 percent of our portfolio are floating rate securities.

As of December 31, 2024, the net unrealized loss on securities available for sale, net of tax, was $653 million as compared to $581 million at December 31, 2023, reflecting changes in market interest rates.

At December 31, 2024, available-for-sale securities had an estimated weighted average life of six years. Included in the year-end amount were mortgage-related securities of $8.6 billion and other debt securities of $1.8 billion.

At the prior year-end, available-for-sale securities were $9.2 billion, and had an estimated weighted average life of six years. Mortgage-related securities accounted for $6.6 billion of the year-end balance, with other debt securities accounting for the remaining $2.6 billion.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at December 31, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)
Available-for-Sale Debt Securities: (1)
Due within one year	3.51%	—%	—%	3.40%
Due from one to five years	3.02	—	3.16	4.79
Due from five to ten years	2.51	1.61	—	5.48
Due after ten years	4.44	—	—	5.95
Total debt securities available for sale	4.35	1.61	3.16	5.28
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Deposits

We compete for deposits and customers through multiple channels, including our retail branch network, our private banking business and mobile and internet banking applications, Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. The majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or retail deposits acquired through business combinations); however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources.

Total deposits at December 31, 2024 were $75.9 billion, a decrease of $5.7 billion or 7 percent on a year-to-date basis. Non-interest-bearing deposits decreased $7.0 billion or 34 percent on a year-to-date basis to $13.5 billion.

The following table sets forth the weighted average interest rates for each type of deposit:

	December 31,
	2024			2023
(dollars in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$20,780	27.40%	2.89%	$30,700	37.66%	3.51%
Savings accounts	14,282	18.82%	3.22%	8,773	10.76%	2.67%
Certificates of deposit	27,324	36.01%	4.75%	21,554	26.44%	4.42%
Non-interest-bearing accounts	13,484	17.77%	—%	20,499	25.14%	—%
Total deposits	$75,870	100.00%	3.12%	$81,526	100.00%	2.79%

From December 31, 2023 to March 7, 2024, we experienced $9.7 billion in core deposit attrition following the credit rating agency downgrades of our Company's credit and deposit ratings in February and March 2024. On March 6, 2024, we announced a $1.05 billion capital raise, after which deposits stabilized. Subsequently, we offset the decline in deposits primarily through brokered certificates of deposits, targeted deposit-gathering programs and customer engagement, which partially offset the March 2024 decline.

The following table presents the composition of the Company's brokered deposits for the periods presented:

	Year Ended December 31,
	2024	2023
Brokered money market accounts	$137	$1,258
Brokered interest-bearing checking accounts represented	577	1,599
Brokered certificates of deposit	9,510	6,605
Total brokered deposits (1)	$10,224	$9,462
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

	Year Ended December 31,
(in millions)	2024	2023
3 months or less	$3,530	$1,675
Over 3 months through 6 months	2,637	1,623
Over 6 months through 12 months	4,329	2,325
Over 12 months	2,099	2,271
Total time deposits in excess of $250,000 per depositor (1)	$12,595	$7,894
(1)Includes brokered certificate of deposit accounts of $9.7 billion and $6.2 billion at December 31, 2024 and December 31, 2023, respectively, each of which includes all funds gathered from a single issuance. While each brokered certificate of deposit account has balances in excess of $250,000, the funds are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

	Year Ended December 31,
(in billions)	2024	2023
Custodial deposits from owned servicing	$—	$0.7
Custodial deposits from subservicing relationships	0.9	2.2
Non-servicing custodial deposits	3.7	3.7
Total Custodial Deposits	$4.6	$6.6

Uninsured Deposits

We manage our liquidity to ensure that our cash flows are sufficient to support our operations and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand. At December 31, 2024, we had total liquidity of $29.9 billion, which exceeded the balance of our uninsured deposits by $13.8 billion as of that date. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000). These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes and exclude internal accounts.

At December 31, 2024, our deposit base includes $16.1 billion of uninsured deposits. Uninsured deposits decreased following our earnings announcement in January 2024 and subsequent credit rating agency downgrades of our credit ratings in February and March 2024. Our customer deposits stabilized following the announcement of the $1.05 billion capital raise in March 2024 and subsequently increased in the second and third quarters 2024.

Borrowed Funds

The following table summarizes the Company’s borrowed funds at each period end:

	December 31,
(in millions)	2024	2023
Wholesale borrowings:
FHLB advances	$13,400	$19,250
Federal Reserve Bank term funding	—	1,000
Total wholesale borrowings	$13,400	$20,250
Junior subordinated debentures	582	579
Subordinated notes	444	438
Total borrowed funds	$14,426	$21,267

Wholesale borrowings totaled $13.4 billion and $20.3 billion at December 31, 2024 and December 31, 2023, respectively. For the year ended December 31, 2023, we had $1.0 billion of FRB term funding which was repaid in 2024. At December 31, 2024, total borrowed funds decreased $6.8 billion to $14.4 billion compared to the balance at December 31, 2023.

FHLB advances decreased to $13.4 billion at December 31, 2024 from $19.3 billion at December 31, 2023. FHLB advances include straight fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date. FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. As of December 31, 2024, $250 million of our wholesale borrowings had callable features and $2 billion had callable features at December 31, 2023. We repaid FHLB advances during the year and reclassified approximately $28 million to interest expense from Accumulated Other Comprehensive Loss related to previously terminated hedges of forecasted cash flows associated with certain repaid advances.

We had $1.0 billion drawn under the Bank Term Funding Program in 2023 that was scheduled to mature in December 2024 and was repaid in October 2024.

See Note 12 - Borrowed Funds, in Item 1, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

At December 31, 2024, the Company had $598 million and $329 million of FHLB-NY stock, at cost, and FHLB-Indianapolis stock, at cost, respectively. At December 31, 2023, the Company had $861 million and $328 million of FHLB-NY stock, at cost and FHLB-Indianapolis stock, at cost, respectively. The Company maintains an investment in FHLB-NY stock and, as a result of the Flagstar acquisition, FHLB-Indianapolis stock, partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, the Company had Federal Reserve Bank stock, at cost, of $219 million and $203 million at December 31, 2024 and December 31, 2023, respectively.

Goodwill

We recorded goodwill in our consolidated statements of condition in connection with our historical business combinations. Goodwill is the difference between the purchases price and the fair value of the acquired company's assets, net of the liabilities assumed. Goodwill was tested at least annually for impairment. The Company’s 2023 assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion. The Company has no goodwill at December 31, 2024.

Bank-Owned Life Insurance (BOLI)

Bank-owned life insurance is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Bank-owned life insurance on the Consolidated Statements of (Loss) Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI at December 31, 2024 rose $25 million to $1.6 billion compared to December 31, 2023.

Premises and Equipment and Other Assets

In December 2024, management approved the closure of certain private banking locations and retail branches which was a triggering event for potential impairment. We determined the assets were not fully recoverable, determined the fair value and recorded an associated impairment of $46 million during the quarter. Additionally, the Troy and Cleveland operational centers were classified as held for sale during the quarter and recorded at fair value, resulting in a $31 million impairment expense.

Risk Governance Framework

The Risk Management Division is responsible for formalizing the Company’s Risk Appetite Statement, which reflects the Board's and Management’s tolerance for risks and is set in alignment with the budget, strategic and capital plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten the Company’s ability to achieve the Company’s goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, key risk indicators are monitored against established risk warning levels and limits, as well as elevated risks escalated to the Chief Risk Officer.

To comprehensively manage our risk exposure, we focus on several critical areas outlined below, Credit Risk, Liquidity Risk, Interest Rate Risk and Regulatory Capital.

Credit Risk

It is our practice to continually review the risk in our loan portfolio. The Company receives financial information from borrowers annually and in some cases more frequently. We most often receive updated borrower financial information in the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the debt service coverage ratio. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a debt service coverage ratio of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required. The largest substandard and non-accrual loans are reported and reviewed with the Risk Assessment Committee at least quarterly.

During the year ended December 31, 2024, $3.0 billion of multi-family loans reached their repricing date. Over 90 percent of the loans that repriced during 2024 are current on their contractual payments or paid off during the year.

Classified loans increased $6.8 billion to $11.5 billion during the year ended December 31, 2024, from $4.7 billion at December 31, 2023. These downgrades were principally related to loans with upcoming maturities or repricing where the estimated net operating income of the property would not be sufficient to fully cover pro-forma debt service when applying current market rates and terms. Classified loans reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Refer to Note 6 in Item 8, "Financial Statements and Supplementary Data" for additional details.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Workout Unit and every effort is made to collect rather than initiate foreclosure proceedings.

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because there is significant uncertainty about whether we will be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is in non-accrual, we cease recording interest income on the loan, previously accrued and uncollected interest is reversed against interest income, and any subsequent interest collected is recorded as a reduction in the loan carrying amount. A loan is returned to accrual status only when the loan is current (minimum of six months of payment performance), and we have reasonable assurance that all contractual principal and interest related to the loan will be fully collectible. At December 31, 2024, $1.5 billion, or approximately 56 percent, of non-accrual loans were current based on their existing payment terms.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $770 million were recorded on commercial real estate and multi-family loans during the year ended December 31, 2024, primarily driven by appraisals received on those loans.

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

Properties and other assets that are acquired through foreclosure are classified as repossessed assets and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of the assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal, and an environmental assessment of properties classified as other real estate owned before foreclosure and to re-appraise the properties at least annually until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

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

Bank Liquidity and Sources of Funding

We monitor our liquidity daily, and reporting to management and the Board occurs more frequently during times of stress. Our most liquid assets are cash, cash equivalents, and high-quality liquid assets are classified as available-for-sale. Additional liquidity stems from deposits, wholesale funding sources (including wholesale borrowings and brokered deposits) and approved lines of credit with various counterparties including the FHLB and Federal Reserve Bank (FRB) Discount Window. These funding sources depend on the amount of residential and commercial mortgage loan collateral and securities available to pledge. The Bank also has agreements with the Federal Reserve Bank to access the discount window for pledging certain loans and securities as collateral.

The following table summarizes our total liquidity from on-balance sheet and off-balance sheet funding sources:

	Year Ended December 31,
(in billions)	2024	2023
Cash at Federal Reserve	$15.0	$11.5
High-quality Liquid Assets	7.9	6.3
Total On-Balance Sheet Liquidity	$22.9	$17.8
FHLB Available Capacity	6.6	8.4
Discount Window Available Capacity	0.4	1.7
Total Liquidity	$29.9	$27.9

At December 31, 2024, our total liquidity (cash and cash equivalents, high-quality liquid assets and borrowing capacity), was $29.9 billion. The $5.1 billion increase in on-balance sheet liquidity was driven by actions to increase our liquidity levels. Our FHLB available capacity has been expanded from overnight funding to 6-month tenor on new and rollover of existing advances.

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. As of each of the dates indicated, our credit ratings were as follows:

Year Ended December 31,
	2024	2023
Long-Term Issuer Rating:
Moody's	B2	Baa3
Fitch	BB	BBB
Morningstar DBRS	BBB (low)	BBB (high)
Short-Term Deposits Rating:
Moody's	NP	P-2

The primary mortgage loan agencies maintain standards that define the criteria that must be met for an institution to qualify as an eligible custodial depository for the deposits related to loans owned by those entities, including have an investment grade short-term issuer/deposit rating from Moody’s or S&P. We are currently not in compliance with that criteria. We have received a waiver of these criteria for all of our custodial deposits which could be revoked at any of the agencies' discretion. We have no other direct contractual relationships tied to further downgrades in our credit ratings but may suffer reputational risk that could have an adverse effect on our business should that occur.

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At December 31, 2024, the Parent Company held cash and cash equivalents of $579 million, adjusted for operational expense, debt interest expense, and tax expense/credits. In addition to operating expenses, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Parent Company has two primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; and capital raised through the issuance of equity.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The term “net profits” is defined as net income for a given period less any dividends paid during that period. In connection with regulatory approval from the OCC for the Signature Transaction, the Bank has committed that (i) for a period of two years from the date of the Signature Transaction, it will not declare or pay any dividend without receiving a prior written determination of no supervisory objection from the OCC and (ii) it will not declare or pay dividends on the amount of retained earnings that represents any net bargain purchase gain that is subject to a conditional period that may be imposed by the OCC. In 2024, dividends of $67 million were paid by the Bank to the Parent Company.

At December 31, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations through 2028.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer certificates of deposit with contractual terms to our customers and borrow funds under contract from the FHLB. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2024, we had certificates of deposit of $27.3 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $11.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated

Statements of Condition in other liabilities and totaled $463 million at December 31, 2024, an increase of $17 million compared to $446 million at December 31, 2023.

At December 31, 2024, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of (Loss) Income.

Based upon our December 31, 2024 cash and cash equivalent balance of $15.4 billion and our total liquidity position of $29.9 billion, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the year ended 2024, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At December 31, 2024, we had no commitments to purchase securities.

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

The actual duration of held for investment mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The level of prepayments may, in turn, be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the factors with the most significant impact on prepayments are market interest rates and the availability of refinancing opportunities.

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

Based on the information and assumptions in effect at December 31, 2024, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	2.40%
-100 shock	1.00%
+100 shock	(1.40)%
+200 shock	(3.60)%

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

Based on the information and assumptions in effect at December 31, 2024, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(3.0)%
-100 shock	(1.5)%
+100 shock	0.4%
+200 shock	0.5%

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

In the event that our EVE and net interest income sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•In formulating appropriate strategies, the Asset and Liability Management Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

•Our Asset and Liability Management Committee would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

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

At December 31, 2024, the estimated change in net interest income over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is 0.65 percent and the estimated change for a 100 basis point increase in short term rates is -0.54 percent.

Regulatory Capital

The Company is a bank holding company subject to regulation, examination and supervision by the Federal Reserve while the Bank is a national bank subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency. Effective October 1, 2023, we became subject to Category IV prudential standards which included heightened requirements related to capital, liquidity and risk management, as follows:

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
•Under regulatory heightened standards, a risk governance framework (the "Risk Governance Framework") is required to be developed and maintained to manage and control the risk-taking activities of the firm. Management has developed a written framework and is implementing the various components in an integrated fashion as underlying business processes mature. Heightened standards also require risk limits, metrics, and analytics which monitor the size and direction of key risks in the organization. The Company has established risk limits which are monitored by the Board of Directors and continues to enhance related metrics and analytics.

The Bank is subject to the Prompt Corrective Action regulatory capital framework that establishes five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” An institution’s capital category affects various matters, including legal requirements for regulators to take prompt corrective action and the level of a bank’s Federal Deposit Insurance Corporation deposit insurance premium assessments. Capital amounts and classifications are also subject to the regulators’ qualitative judgments about the components of capital and risk weighting assets, among other factors, and the regulators have discretion to require that institutions maintain capital in excess of minimum levels.

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2024, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:

The following table presents the Company's regulatory capital position:

	Risk-Based Capital
December 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%
December 31, 2023
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%

The increase in our capital ratios from December 31, 2023 was primarily driven by a $1.05 billion capital investment in the first quarter 2024 and the sale of certain non core businesses. At the date of the investment, $413 million of the capital investment was recorded in common equity, with the remainder in mezzanine equity until the associated preferred stock is converted or exchanged into common stock. As of December 31, 2024, all but $1 million of the preferred stock converted to common stock. Refer to Note 19 - Mezzanine and Stockholders' Equity for additional details.

The following table presents the Bank's regulatory capital position:

	Risk-Based Capital
December 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,912	13.21%	$8,912	13.21%	$9,760	14.47%	$8,912	8.05%
Minimum for capital adequacy purposes	3,036	4.50	4,048	6.00	5,398	8.00	4,426	4.00
Excess	$5,876	8.71%	$4,864	7.21%	$4,362	6.47%	$4,486	4.05%
December 31, 2023
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%

At December 31, 2024, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 714 basis points and the fully phased-in capital conservation buffer by 464 basis points.

At December 31, 2024, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

During the year ended December 31, 2024, we sold our third-party mortgage origination business, our mortgage servicing platform, our mortgage servicing right assets and mortgage warehouse business. In total, these transactions and other reductions in risk weighted assets increased our common equity tier 1 ratio 269 basis points compared to December 31, 2023.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our allowance for credit losses, (b) fair value measurements and (c) the acquisition method of accounting. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition.

For further information on our critical accounting policies, please refer to Note 2 - Summary of Significant Accounting Policies.

Reportable Segment and Reporting Unit

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment. In the future we plan to continue to assess our reportable segments and reporting units, which may result in a change to either or both in future reporting periods. Please refer to Note 22 - Segments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Interest Rate Risk" in this report in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Flagstar Financial, Inc.
Consolidated Statements of Condition

	December 31,
(in millions, except per share data)	2024	2023
ASSETS:
Cash and cash equivalents	$15,430	$11,475
Securities:
Debt Securities available-for-sale	10,402	9,145
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	10,416	9,159
Loans held for sale	899	1,182
Loans and leases held for investment, net of deferred loan fees and costs	68,272	84,619
Less: Allowance for credit losses on loans and leases	(1,201)	(992)
Total loans and leases held for investment, net	67,071	83,627
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,146	1,392
Premises and equipment, net	562	652
Core deposit and other intangibles	488	625
Mortgage servicing rights	26	1,111
Bank-owned life insurance	1,605	1,580
Other assets	2,517	3,254
Total assets	$100,160	$114,057
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$20,780	$30,700
Savings accounts	14,282	8,773
Certificates of deposit	27,324	21,554
Non-interest-bearing accounts	13,484	20,499
Total deposits	75,870	81,526
Borrowed funds:
Wholesale borrowings	13,400	20,250
Junior subordinated debentures	582	579
Subordinated notes	444	438
Total borrowed funds	14,426	21,267
Other liabilities	1,696	2,897
Total liabilities	91,992	105,690
Mezzanine equity:
Preferred stock - Series B	1	—
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par 0.01 (666,666,666 and 300,000,000.00 shares authorized; 422,416,178 and 248,051,930 shares issued; and 414,934,628 and 240,688,790 shares outstanding, respectively) (1)	4	2
Paid-in capital in excess of par	9,282	8,236
(Accumulated deficit)/retained earnings	(763)	443
Treasury stock, at cost (7,481,550 and 7,363,140 shares, respectively)	(219)	(218)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $249 and $225, respectively	(653)	(581)
Net unrealized loss on pension and post-retirement obligations, net of tax of $14 and $12, respectively	(35)	(28)
Net unrealized gain on cash flow hedges, net of tax of $(18) and $(6), respectively	48	10
Total accumulated other comprehensive loss, net of tax	(640)	(599)
Total stockholders’ equity	8,167	8,367
Total liabilities, mezzanine and stockholders’ equity	$100,160	$114,057
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Description of Business, Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
INTEREST INCOME:
Loans and leases	$4,369	$4,509	$1,848
Securities and money market investments	1,584	982	244
Total interest income	5,953	5,491	2,092
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	869	943	226
Savings accounts	345	169	60
Certificates of deposit	1,362	646	97
Borrowed funds	1,225	656	313
Total interest expense	3,801	2,414	696
Net interest income	2,152	3,077	1,396
Provision for credit losses	1,092	833	133
Net interest income after provision for credit loan losses	1,060	2,244	1,263
NON-INTEREST INCOME:
Fee income	150	172	27
Bank-owned life insurance	42	43	32
Net return on mortgage servicing rights	73	103	6
Net gain on loan sales and securitizations	48	89	5
Net gain on mortgage/servicing sale	89	—	—
Net loan administration income	2	82	3
Bargain purchase gain	(121)	2,131	159
Other	117	67	15
Total non-interest income	400	2,687	247
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	1,263	1,149	354
FDIC insurance	313	126	—
Occupancy and equipment	211	200	92
General and administrative	809	624	158
Total operating expense	2,596	2,099	604
Intangible asset amortization	136	126	5
Merger-related and restructuring expenses	106	330	75
Goodwill impairment	—	2,426	—
Total non-interest expense	2,838	4,981	684
(Loss) income before income taxes	(1,378)	(50)	826
Income tax (benefit)/expense	(260)	29	176
Net (loss) income	$(1,118)	$(79)	$650
Preferred stock dividends	35	33	33
Net (loss) attributable / net income available to common stockholders	$(1,153)	$(112)	$617
Basic (loss) earnings per common share (1)	$(3.49)	$(0.49)	$3.78
Diluted (loss) earnings per common share (1)	$(3.49)	$(0.49)	$3.77
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Description of Business, Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Net (loss) income	$(1,118)	$(79)	$650
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	(72)	45	(581)
Net unrealized gain (loss) in pension and post-retirement obligations	(6)	18	(15)
Net unrealized gain (loss) on cash flow hedges	37	(42)	61
Total other comprehensive gain (loss), net of tax	(41)	21	(535)
Total comprehensive (loss) income, net of tax	$(1,159)	$(58)	$115
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gain (loss) on securities available for sale	$(24)	$15	$(223)
Net unrealized gain (loss) in pension and post-retirement obligations	$(2)	$6	$(6)
Net unrealized gain (loss) on cash flow hedges	$12	$(14)	$23

Flagstar Financial, Inc.
Consolidated Statements of Changes in Stockholders' Equity

(in millions, except share data)	Shares Outstanding(1)	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: 0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Year Ended December 31, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	346
Issuance of Commons Shares and Conversion of Series B preferred to common shares, net	63,770,655	—	1	257	—	—	—	258	(257)
Issuance of Common Shares for the Conversion of Series C preferred, net	85,435,619	—	1	341	—	—	—	342	(346)
Issuance of Common Shares for March 2024 capital raise	25,543,655	—	—	102	—	—	—	102	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	(16,633)	—	—	(10)	—	10	—	—	—
Compensation expense related to restricted stock awards	—	—	—	54	—	—	—	54	—
Net loss	—	—	—	—	(1,118)	—	—	(1,118)	—
Dividends paid on common stock ($0.20)	—	—	—	—	(53)	—	—	(53)	—
Dividends paid on preferred stock Series A ($63.76), Series B ($6.66)	—	—	—	—	(35)	—	—	(35)	—
Purchase of common stock	(487,458)	—	—	—	—	(11)	—	(11)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41)	(41)	—
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1

Year Ended December 31, 2023
Balance at December 31, 2022	227,072,445	$503	$2	$8,135	$1,041	$(237)	$(620)	$8,824	$—
Issuance and exercise of FDIC Equity appreciation instrument	13,010,668	—	—	85	—	—	—	85	—
Shares issued for restricted stock, net of forfeitures	1,024,855	—	—	(31)	—	31	—	—	—
Compensation expense related to restricted stock awards	—	—	—	47	—	—	—	47	—
Net income	—	—	—	—	(79)	—	—	(79)	—
Dividends paid on common stock ($2.04)	—	—	—	—	(486)	—	—	(486)	—
Dividends paid on series A preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)	—
Purchase of common stock	(419,178)	—	—	—	—	(12)	—	(12)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21	—
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—

Year Ended December 31, 2022
Balance at December 31, 2021	155,005,214	$503	$—	$6,131	$741	$(246)	$(85)	$7,044	$—
Issuance and exercise of FDIC Equity appreciation instrument	71,663,439	—	2	2,008	—	—	—	2,010	—
Shares issued for restricted stock, net of forfeitures	1,182,770	—	—	(33)	—	33	—	—	—
Compensation expense related to restricted stock awards	—	—	—	29	—	—	—	29	—
Net income	—	—	—	—	650	—	—	650	—
Dividends paid on common stock ($2.04)	—	—	—	—	(317)	—	—	(317)	—
Dividends paid on series A preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)	—
Purchase of common stock	(778,978)	—	—	—	—	(24)	—	(24)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(535)	(535)	—
Balance at December 31, 2022	227,072,445	$503	$2	$8,135	$1,041	$(237)	$(620)	$8,824	$—
(1)     On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively         in all periods presented. See Note 1 - Description of Business, Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,118)	$(79)	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,092	833	133
Amortization of intangibles	136	126	5
Depreciation	48	39	18
Amortization of discounts and premiums, net	181	221	(37)
Net loss on securities	—	1	2
Net gain on MSR sale	(89)	—	—
Net gain on sales of loans	(48)	(89)	(5)
Net gain on sales of fixed assets	—	—	(2)
Long-term asset impairment	77	—	—
Loss (gain) on business acquisition	121	(2,131)	(159)
Goodwill Impairment	—	2,426	—
Stock-based compensation	54	47	29
Deferred tax expense	(411)	(187)	(3)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	282	(721)	348
Decrease in other liabilities	(769)	(255)	(100)
Purchases of securities held for trading	—	(10)	(75)
Proceeds from sales of securities held for trading	—	10	75
Change in loans held for sale, net	530	32	147
Proceeds from sales of loans originated for sale		—	—
Net cash provided by operating activities	86	263	1,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	2,099	1,402	732
Proceeds from sales of securities available for sale including loans that have been securitized	373	1,858	228
Purchase of securities available for sale	(3,440)	(3,046)	(2,242)
Redemption of Federal Home Loan Bank stock	436	1,501	635
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(190)	(1,626)	(839)
Proceeds from bank-owned life insurance, net	21	30	16
Purchases of loans	—	—	(162)
Net proceeds from sales of MSR's	1,418	50	—
Other changes in loans, net	14,772	(4,331)	(5,019)
Purchases of premises and equipment, net	(36)	(66)	(3)
Cash acquired in business acquisition	—	24,901	331
Net cash provided by (used in) investing activities	15,453	20,673	(6,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(5,671)	(10,738)	7,662
Net (decrease) increase in short-term borrowed funds	(4,250)	(550)	2,550
Proceeds from long-term borrowed funds	28,236	19,850	9,479
Repayments of long-term borrowed funds	(30,837)	(19,374)	(13,960)
Net receipt (disbursement) of payments of loans serviced for others	27	(66)	(189)
Cash dividends paid on common stock	(53)	(486)	(317)
Cash dividends paid on preferred stock	(35)	(33)	(33)
Treasury stock repurchased	—	—	(7)
Proceeds from common stock issued, net	1,004	—	—
Proceeds from preferred stock issued, net	1	—	—
Payments relating to treasury shares received for restricted stock award tax payments	(11)	(12)	(17)
Net cash (used in) provided by financing activities	(11,589)	(11,409)	5,168

Net increase (decrease) in cash, cash equivalents, and restricted cash (1)	3,950	9,527	(129)
Cash, cash equivalents, and restricted cash at beginning of year (1)	11,609	2,082	2,211
Cash, cash equivalents, and restricted cash at end of year (1)	$15,559	$11,609	$2,082
Supplemental information:
Cash paid for interest	$3,693	$2,290	$657
Cash paid for income taxes	33	54	17
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$6	$9	$—
Securitization of loans to mortgage-backed securities available for sale	267	222	162
Transfer of loans from held for investment to held for sale	8,610	163	—
Non-cash reclassification of LHFS to securitized HFS loans	—	—	153
Transfer of loans from held for sale to held for investment	—	—	—
Mortgage servicing rights resulting from sale or securitization of loans	—	—	19
Shares issued for restricted stock awards	10	31	33
Business Combinations:
Fair value of tangible assets acquired	—	37,384	24,449
Intangible assets	—	464	292
Mortgage servicing rights	—	—	1,012
Liabilities assumed	—	35,632	23,584
Common Stock issued in business combination	—	—	2,010
Issuance of FDIC Equity appreciation instrument	—	85	—
(1) For further information on restricted cash, see Note 2 - Summary of Significant Accounting Policies

See accompanying notes to the consolidated financial statements.

Note 1 - Description of Business, Organization and Basis of Presentation

Organization

Flagstar Financial, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company” or "we") was organized under Delaware law on July 20, 1993, and is the holding company for Flagstar Bank N.A. (hereinafter referred to as the “Bank”). The Company is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. Our Board of Directors approved and adopted an amendment to our Amended and Restated Certificate of Incorporation, changing our name to Flagstar Financial, Inc. Additionally, effective October 25, 2024, our common stock which was traded on the New York Stock Exchange ceased trading under the ticker symbol "NYCB" and commenced trading under the ticker symbol "FLG."

The Company is subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the Office of the Comptroller of the Currency.

Flagstar Bank, N.A. currently operates over 400 locations across ten states, including strong footholds in the Northeast and Midwest and exposure to markets in the Southeast and West Coast. This includes approximately 80 private banking teams located in over ten cities in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. The accompanying financial statements of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used primarily in connection with the determination of the allowance for credit losses, mortgage servicing rights and the acquisition method of accounting.

All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 12 - Borrowed Funds, for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. On July 11, 2024, a previously announced reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-3 took effect. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted earnings per share retroactively for all periods presented in the financial statements and related notes.

Adoption of New Accounting Standards

Standard	Description	Effect on Financial Statements
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This Accounting Standards Update ("ASU") clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions.	Adoption of this ASU did not have a material impact on the consolidated financial statements.
ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets	The amendments in this update require entities that hold certain crypto assets to measure such assets at fair value and recognize any changes in fair value in net income in each reporting period, along with other presentation and disclosure matters.	Adoption of this ASU did not have an impact on the consolidated financial statements as the Company does not hold and has no plans to hold crypto assets.
ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements	This Update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance.	We early adopted this ASU which did not have a material impact on the consolidated financial statements.
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

We adopted this guidance as of December 31, 2024, on a retrospective basis. See Note 22 Segment Reporting for additional information.

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
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
The ASU improves the disclosures about a public business entity's expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions.
		We are in the process of assessing the impact of the adoption of this ASU on the consolidated financial statements and disclosures.	January 1, 2027 Early adoption is permitted.
ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an “induced conversion.”	The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and disclosures.	January 1, 2026 Early adoption is permitted.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash on hand, cash due from other banks, short term money market investments, and interest-bearing deposits.

Debt Securities and Equity Investments with Readily Determinable Fair Values

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity securities. Securities that are classified as "available for sale" are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost.

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline. As interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise.

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. The allowance for credit losses related to our available for-sale debt securities is de minimis.

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

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale debt securities are placed on non-accrual status when the Company no longer expects to receive all contractual amounts due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status.

Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income.

Premiums and discounts on securities are amortized to expense and accreted to income over the remaining period to contractual maturity using the interest method and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

The Company also holds shares of FHLB-NY stock and FHLB-Indianapolis stock, which are carried at cost, and evaluated for impairment.

Loans Held for Sale

The Company classifies loans as Loans Held for Sale when we originate or purchase loans that we intend to sell. We have elected the fair value option for the majority of our loans held for sale. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. Changes in fair value are recorded to other noninterest income on the Consolidated Statements of (Loss) Income. Loans held for sale that are recorded at the lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 18 - Fair Value Measurement.

Loans that are transferred into the loans held for sale portfolio from the loans held for investment portfolio, due to a change in intent, are recorded at the lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

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

A loan generally is classified as a "non-accrual" loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is reversed in interest income. A loan is generally returned to accrual status when the loan is current, and management has reasonable assurance that the loan will be fully collectible.

Loans with Government Guarantees

The Company originates government guaranteed loans which are pooled and sold as Ginnie Mae mortgage-backed securities. Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. If the loan is repurchased, the liability is cash settled and the loan with government guarantee remains. Once repurchased, the Company, as an approved lender, works to cure the outstanding loans such that they are re-eligible for sale or may begin foreclosure and recover losses through a claims process with the government agency.

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses represents management’s estimate of expected credit losses over the remaining contractual terms of the related loans and leases, including those on unfunded commitments. The allowance for credit losses on loans and leases is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the Statement of Condition reflects the net amount the Company expects to collect. Amortized cost is the unpaid loan balance, net of deferred fees and expenses, and includes negative escrow.

Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Subsequent changes in expected credit losses are recognized immediately in net income in the provision for credit losses. The allowance is reduced by charge-offs and increased by recoveries.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist and generally are estimated utilizing models. Portfolio segments primarily include multi-family, commercial real estate, specialty finance, commercial and industrial, and 1-4 family portfolio. These models estimate the probability of default and loss given default for individual loans and leases within each risk pool by leveraging economic forecasts, as well as loan-level borrower and collateral characteristics. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties, as well as credit ratings for certain loans within the commercial and industrial portfolio, to inform loss drivers in the forecast. The Company estimates the exposure at default using prepayment models which forecasts prepayments over the life of the loans and leases. The economic forecast and the related economic parameters are developed using available information relating to past events, current conditions, multiple economic forecasts scenarios and related weightings, over the reasonable and supportable forecast period and macroeconomic assumptions. Management estimates the allowance by multiplying the probability of default, loss-given-default and exposure at default depending on economic parameters for each month of the remaining contractual term.

To address the inherent uncertainty in macroeconomic forecasts, the Bank utilizes baseline, upside, and downside macroeconomic scenarios and weights according to the Company’s expectation of economic conditions for the foreseeable future. The economic forecast scenarios and related economic parameters are sourced from independent third parties. The economic forecast reasonable and supportable period is 24 months, and afterwards the Company reverts to a historical average loss rate on a straight-line basis over a 12-month period. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses.

Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for credit losses on loan and leases is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter, the Company assesses the appropriateness of the economic forecasting period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time. Management considers the need for qualitative adjustments to reflect trends not captured within the models. These could address differences in underwriting standards, portfolio mix, current collateral valuations, delinquency levels and terms, or changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors.

Loans that do not share risk characteristics are evaluated on an individual basis. These include loans that are in non-accrual status with balances above management-determined materiality thresholds depending on loan class and loans that are designated as Troubled Debt Modifications (“TDMs”). If a loan is determined to be collateral dependent or meets the criteria to apply the collateral-dependent practical expedient, expected credit losses are generally determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate.

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life.

Intangible Assets

We review our finite lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable. Our largest intangible asset is the core deposit intangible recorded as a result of acquisitions.

Mortgage Servicing Rights

The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. If the Company retains the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. The Company uses an internal valuation model that utilizes an option-adjusted spread, constant prepayment speeds, costs to service and other assumptions to determine the fair value of mortgage servicing rights.

Changes in the fair value of our mortgage servicing rights are reported on the Consolidated Statements of (Loss) Income in net return on mortgage servicing.

Servicing fee income, late fees and ancillary fees received on loans for which the Company owns the MSR are included in net return on mortgage servicing rights on the Consolidated Statements of (Loss) Income. The fees are based on the outstanding principal and are recorded when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of (Loss) Income, are based on a contractual monthly amount per loan including late fees and other ancillary income.

During the year we sold the vast majority of our MSR portfolio. For further information, see Note 9 - Mortgage Servicing Rights and Note 18 - Fair Value Measurement.

Premises and Equipment, Net

Premises, furniture, fixtures, and equipment and leasehold improvements are carried at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets or the shorter of the related lease term or the estimated useful life of the improvement (generally 20 years for premises and three to ten years for furniture, fixtures, and equipment). In December 2024, management approved the closure of certain PCG locations and retail branches which was a triggering event for potential impairment. We determined the assets were not fully recoverable, determined the fair value and recorded an associated impairment of $46 million during the quarter. Additionally, the Troy and Cleveland operational centers were classified as held for sale during the quarter and recorded at fair value, resulting in a $31 million impairment expense included within general and administrative expenses on the Consolidated Statements of (Loss) Income.

Income Taxes

Deferred tax assets and liabilities are recorded to recognize the future tax impact attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company considers its expectation of future taxable income and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.”

The Company estimates income taxes payable based on the amount it expects to owe the various federal, state and local tax authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although the Company uses the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing its overall tax position.

Derivative Instruments and Hedging Activities

We utilize derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and loans held for sale portfolio which are exposed to price and interest rate risk; facilitate asset/liability management; minimize the variability of future cash flows on long-term debt; and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value.

For those derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For derivative instruments designated as qualified fair value hedges, which are used to hedge the exposure of fair value changes of an asset or liability attributable to a particular risk, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period. For all other derivatives, changes in the fair value of the derivative are recognized immediately in earnings. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

A majority of derivatives are subject to master netting agreements and cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

For additional information regarding the accounting for derivatives, see Note 15 - Derivative and Hedging Activities and for additional information on recurring fair value disclosures, see Note 18 - Fair Value Measurement.

Earnings per Common Share (Basic and Diluted)

Basic earnings per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the same method as basic earnings per common share, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include warrants, convertible preferred stock, stock options and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. As the average common share price was above the $7.50 per share exercise price (on an as-converted common stock basis) of the warrants, the corresponding 105 million common shares underlying the shares of Series D NVCE Stock, par value $0.01 per share, underlying such warrants would have been included in the dilutive share count if the Company had positive earnings for the year. Additional information regarding the conversion of preferred shares and warrants is included in Note 19 - Mezzanine and Stockholders' Equity.

Unvested stock-based compensation awards containing non-forfeitable rights to dividends paid on the Company’s common stock are considered participating securities and therefore are included in the two-class method for calculating earnings per common share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends on the common stock. The Company grants restricted stock to certain employees under its stock-based compensation plan. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table reflects basic and diluted weighted average shares and net income (loss) per share giving effect to the reverse stock split as if it had been effective for all periods presented giving effect to the July 11, 2024 reverse stock split:

	Year Ended December 31,
(in millions, except share and per share amounts)	2024	2023	2022
Net (loss) income attributable to common stockholders	$(1,153)	$(112)	$617
Less: Income allocated to participating securities	—	(5)	(8)
(Loss) earnings attributable to common stock	$(1,153)	$(117)	$609
Weighted average common shares outstanding	330,713,517	237,881,183	161,201,132
Basic (loss) earnings per common share	$(3.49)	$(0.49)	$3.78
(Loss) earnings attributable to common stock	$(1,153)	$(117)	$609
Weighted average common shares outstanding	330,713,517	237,881,183	161,201,132
Potential dilutive common shares	—	—	510,317
Total shares for diluted earnings per common share computation	330,713,517	237,881,183	161,711,449
Diluted (loss) earnings per common share and common share equivalents	$(3.49)	$(0.49)	$3.77

Note 3 - Business Combinations

Signature Bridge Bank

On March 20, 2023, the Company’s wholly owned bank subsidiary, Flagstar Bancorp (the “Bank”), entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver (the "FDIC Receiver") of Signature Bridge Bank, N.A. (“Signature”) to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). In connection with the Signature Transaction the Bank assumed all of Signature’s branches. The Bank acquired only certain parts of Signature it believed to be financially and strategically complementary that were intended to enhance the Company’s future growth.

Pursuant to the terms of the Agreement, the Company was not required to make a cash payment to the FDIC on March 20, 2023, as consideration for the acquired assets and assumed liabilities. Any items identified that affected the bargain gain were recorded in the period they were identified as a result of ongoing discussion that impacted the assets and liabilities acquired or assumed through the first quarter of 2024. Due to the complexity of the transaction that included only certain assets and liabilities of Signature and the servicing agreement, which ceased on March 20, 2024, the Company remains engaged with the FDIC regarding the net settlement of historical activity. This is expected to take time to resolve and may result in net settlement payments to or from the FDIC which could impact other income or expense which, although not expected, could be material to the financial statements in future periods.

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

The Company determined that the Signature Transaction constituted a business combination as defined by Accounting Standards Codification 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the assets acquired, and liabilities assumed were recorded based on their preliminary estimated fair values as of March 20, 2023, which were adjusted through March 20, 2024 based on changes to those preliminary estimates.

Under the Agreement, the Company provided certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by the Company, and which remain under the control of the FDIC (the “Interim Servicing”). The Interim Servicing included activities related to the servicing of loan portfolios not acquired on behalf of the FDIC until March 20, 2024. The FDIC reimbursed the Company for costs associated with the Interim Servicing based upon an agreed upon fee which approximated the cost to provide such services. Based on the intent to reimburse the Company for the costs to service the loans, neither a servicing asset nor servicing liability was recognized.

The Company did not enter into a loss sharing arrangement with the FDIC in connection with the Signature Transaction.

A summary of the bargain purchase gain is as follows:

(in millions)
Net assets acquired as of March 20, 2023 before fair value adjustments	$2,973
Fair value adjustments:
Loans	(727)
Core deposit and other intangibles	464
Certificates of deposit	27
Other net assets and liabilities	39
FDIC Equity Appreciation Instrument	(85)
Deferred tax liability	(690)
Bargain purchase gain on Signature Transaction, as initially reported	$2,001
Adjustments related to items identified subsequent to the initial reporting period as of March 20, 2023:
Measurement period adjustments, excluding taxes	$(134)
Change in deferred tax liability	143
Bargain purchase gain on Signature Transaction, as adjusted	$2,010

The assets acquired and liabilities assumed and consideration paid in the Signature Transaction were initially recorded at their estimated fair values based on management’s best estimates using information available at the date of the Signature Transaction, and were subject to adjustment for up to one year after the closing date of the Signature Transaction. The incremental changes are included as measurement period adjustments in the table below.

(in millions)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase Price consideration	$85		$85

Fair value of assets acquired:
Cash & cash equivalents	25,043	(142)	24,901
Loans held for sale	232		232
Loans held for investment:
Commercial and industrial	10,102	(214)	9,888
Commercial real estate	1,942	(262)	1,680
Consumer and other	174	(1)	173
Total loans held for investment	$12,218	$(477)	$11,741
CDI and other intangible assets	464	—	464
Other assets	679	(266)	413
Total assets acquired	$38,636	$(885)	$37,751
Fair value of liabilities assumed:
Deposits	33,568	(61)	33,507
Other liabilities	2,982	(833)	2,149
Total liabilities assumed	$36,550	$(894)	$35,656
Fair value of net identifiable assets	2,086	9	2,095
Bargain purchase gain	$2,001	$9	$2,010

During the Measurement Period, the Company recorded adjustments to the estimated fair value of loans and leases acquired based on information received after the transaction date and to adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. The Company also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

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

PCD loans

Purchased loans that reflect a more than insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans and leases held for investment. The following table provides a summary of loans and leases purchased as part of the Signature Transaction with credit deterioration and the associated credit loss reserve at acquisition:

(in millions)	Total
Par value (UPB)	$583
Allowance for credit losses at acquisition	(13)
Non-credit (discount)	(76)
Fair value	$494

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

Flagstar Bancorp, Inc.

On December 1, 2022, the Company closed the acquisition of Flagstar Bancorp, Inc. (“Flagstar Bancorp”) in an all-stock transaction (“Flagstar Transaction”). Flagstar Bancorp was a savings and loan holding company headquartered in Troy, MI.

The acquisition of Flagstar Bancorp was accounted for as a business combination. The Company recorded the preliminary estimate of fair value of the assets acquired and liabilities assumed December 1, 2022.

The following table provides an allocation of consideration paid for the fair value of assets acquired and liabilities and equity assumed from Flagstar Bancorp as of December 1, 2022.

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

Fair Value of Assets Acquired and Liabilities Assumed

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

Core Deposit Intangible

CDI is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Flagstar Bancorp acquisition will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

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

PCD loans

Purchased loans that reflect a more than insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans and leases held for investment. The following table provides a summary of loans and leases purchased as part of the Flagstar Bancorp acquisition with credit deterioration and the associated credit loss reserve at acquisition:

(in millions)	Total
Par value (UPB)	$1,950
Allowance for credit losses at acquisition	(51)
Non-credit (discount)	(33)
Fair value	$1,866

Unaudited Pro Forma Information

The Company’s results of operations for the year-ended December 31, 2022 include the results of operations of Flagstar Bancorp on and after December 1, 2022. Results for periods prior to December 1, 2022, do not include the results of operations of Flagstar Bancorp.

The following pro forma financial information presents the unaudited consolidated results of operations of the Company and Flagstar Bancorp as if the Flagstar Transaction occurred as of January 1, 2022 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the net discounts from the fair value adjustments of acquired loans, any change in interest expense due to the estimated net premium from the fair value adjustments to acquired time deposits and other debt, and the amortization of intangibles had the deposits been acquired as of January 1, 2022. The pro forma amounts for the year ended December 31, 2022 do not reflect the anticipated cost savings that have not yet been realized. Acquisition costs incurred by the Company during the year ended December 31, 2022 are reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Flagstar Transaction occurred at the beginning of 2022.

Year Ended December 31,
(unaudited)
(in millions)	2022
Net interest income	$2,278
Non-interest income	650
Net income	804
Net income available to common stockholders	$771

Note 4 - Accumulated Other Comprehensive Income

The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2024, 2023, and 2022:

(in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2021	$(45)	$(9)	$(31)	$(85)
Net unrealized gains (losses)	(581)	64	(17)	(534)
Amounts reclassified from AOCI	—	(3)	2	(1)
Other comprehensive income (loss)	(581)	61	(15)	(535)
Balance as of December 31. 2022	$(626)	$52	$(46)	$(620)
Net unrealized gains (losses)	45	6	12	63
Amounts reclassified from AOCI	—	(48)	6	(42)
Other comprehensive income (loss)	45	(42)	18	21
Balance as of December 31, 2023	$(581)	$10	$(28)	$(599)
Net unrealized gains (losses)	(72)	106	(8)	26
Amounts reclassified from AOCI	—	(69)	2	(67)
Other comprehensive income (loss)	(72)	37	(6)	(41)
Balance as of December 31, 2024	$(653)	$47	$(34)	$(640)

The following table sets forth the components in accumulated other comprehensive income:

(in millions)	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)			Affected Line Item in the Consolidated Statements of (Loss) Income
Details about Accumulated Other Comprehensive Loss	2024	2023	2022
Unrealized gains on cash flow hedges:	$93	$65	$4	Interest expense
	(24)	(17)	(1)	Income tax benefit
	$69	$48	$3	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Actuarial losses	(3)	(7)	(2)	General and administrative (2)
	1	1	—	Income tax benefit
	$(2)	$(6)	$(2)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$67	$42	$1
(1)Amounts in parentheses indicate expense items.
(2)See Note 21 - Employee Benefits for additional information.

Note 5 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	December 31, 2024
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,273	$—	$167	$1,106
GSE CMOs	7,724	27	447	7,304
Private label collateralized mortgage obligations	158	6	1	163
Total mortgage-related debt securities	$9,155	$33	$615	$8,573
Other Debt Securities:
GSE debentures	$1,502	$—	$299	$1,203
Asset-backed securities (2)	237	1	2	236
Municipal bonds	5	—	—	5
Corporate bonds	314	—	6	308
Foreign notes	35	—	—	35
Capital trust notes	47	5	10	42
Total other debt securities	$2,140	$6	$317	$1,829
Total debt securities available for sale	$11,295	$39	$932	$10,402
Equity securities with readily determinable fair values:
Mutual funds	$16	$—	$2	$14
Total equity securities with readily determinable fair values	$16	$—	$2	$14
Total securities, net of allowance for credit losses	$11,311	$39	$934	$10,416
(1)The amortized cost of investment securities is reported net of an allowance for credit losses of $3 million.
(2)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(3)Excludes accrued interest receivable of $35 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2023
(in millions)	Amortized Cost (1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,366	$1	$146	$1,221
GSE CMOs	5,495	48	381	5,162
Private label collateralized mortgage obligations	174	7	1	180
Total mortgage-related debt securities	$7,035	$56	$528	$6,563
Other Debt Securities:
U. S. Treasury obligations	$198	$—	$—	$198
GSE debentures	1,899	1	291	1,609
Asset-backed securities (2)	307	—	5	302
Municipal bonds	6	—	—	6
Corporate bonds	365	—	22	343
Foreign Notes	35	—	1	34
Capital trust notes	97	5	12	90
Total other debt securities	$2,907	$6	$331	$2,582
Total other securities available for sale	$9,942	$62	$859	$9,145
Equity securities with readily determinable fair values:
Mutual funds	$16	$—	$2	$14
Total equity securities with readily determinable fair values	$16	$—	$2	$14
Total securities, net of allowance for credit losses	$9,958	$62	$861	$9,159
(1)The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)Excludes accrued interest receivable of $38 million included in other assets in the Consolidated Statements of Condition.

Gross realized gains and gross realized losses on sales of available-for-sale securities were less than $1 million for the year ended December 31, 2024. During the year ended December 31, 2023, gross realized gains were $2 million and gross realized losses were $3 million.

There were no unrealized losses on equity securities recognized in earnings for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, there was $2 million of unrealized losses on equity securities recognized in earnings.

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2024:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(in millions)
Available-for-Sale Debt Securities:
Due within one year	$81	$—	$—	$50	$130
Due from one to five years	113	—	5	222	334
Due from five to ten years	290	1,502	—	84	1,535
Due after ten years	8,671	—	—	277	8,403
Total debt securities available for sale	$9,155	$1,502	$5	$633	$10,402
(1)Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2024:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities in a continuous unrealized loss position:
U.S. Government agency and GSE obligations	$—	$—	$1,203	$299	$1,203	$299
GSE certificates	38	—	1,040	167	1,078	167
Private Label collateralized mortgage obligations	—	—	17	1	17	1
GSE collateralized mortgage obligations	1,636	3	2,822	444	4,458	447
Asset-backed securities	—	—	154	2	154	2
Municipal bonds	—	—	5	—	5	—
Corporate bonds	—	—	308	6	308	6
Foreign notes	—	—	10	—	10	—
Capital trust notes	—	—	33	10	33	10
Equity securities	—	—	14	2	14	2
Total securities in a continuous unrealized loss position	$1,674	$3	$5,606	$931	$7,280	$934

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

The investment securities having a continuous loss position for twelve months or more at December 31, 2024 consisted of two hundred twenty-three agency collateralized mortgage obligations, five capital trusts notes, five asset-backed securities, eleven corporate bonds, thirty-three US government agency bonds, three hundred twenty-eight mortgage-backed securities, one mutual fund, one foreign debt, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2023 consisted of eighty-four agency collateralized mortgage obligations, six capital trusts notes, eight asset-backed securities, twelve corporate bonds, thirty-seven US government agency bonds, three hundred two mortgage-backed securities, one mutual fund, one foreign debt and one municipal bond.

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

None of the remaining unrealized losses identified as of December 31, 2024 or December 31, 2023 relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.

The Company also holds shares of FHLB-NY stock and FHLB-Indianapolis stock, which are carried at cost, and evaluated for impairment:

	December 31,
(dollars in millions)	2024	2023
FHLB-Indianapolis	$329	$328
FHLB-NY	598	861
Federal Reserve Bank Stock	219	203

Note 6 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees or fair value adjustments for acquired loans:

	December 31,
	2024		2023
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Multi-family	$34,093	49.9%	$37,265	44.0%
Commercial real estate	8,685	12.7%	10,470	12.4%
One-to-four family first mortgage	5,201	7.6%	6,061	7.2%
Acquisition, development, and construction	3,151	4.6%	2,912	3.4%
Commercial and industrial (1)	13,260	19.4%	22,065	26.1%
Lease financing, net of unearned income of $169 and $258, respectively	2,116	3.1%	3,189	3.8%
Other	1,766	2.6%	2,657	3.1%
Total loans and leases held for investment (2)	$68,272	100.0%	$84,619	100.0%
Allowance for credit losses on loans and leases	(1,201)		(992)
Total loans and leases held for investment, net	67,071		83,627
Loans held for sale, at fair value	899		1,182
Total loans and leases, net	$67,970		$84,809
(1)Includes specialty finance loans and leases of $3.9 billion and $5.2 billion at December 31, 2024 and December 31, 2023, respectively and warehouse loans of $5.1 billion at December 31, 2023.
(2)Excludes accrued interest receivable of $277 million and $423 million at December 31, 2024 and December 31, 2023, respectively, which is included in other assets in the Consolidated Statements of Condition.

Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the Federal Housing Administration or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the Federal Housing Administration until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. The Bank also has a unilateral option to repurchase loans sold and serviced for the Government National Mortgage Association if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in other liabilities on the Consolidated Statements of Condition. As of December 31, 2024 and December 31, 2023, loans with government guarantees totaled $360 million and $541 million. The repurchase liability was $0 million as of December 31, 2024 due to the October 31, 2024 sale of substantially all of our mortgage servicing rights and $456 million as of December 31, 2023.

Repossessed assets and the associated net claims related to government guaranteed loans are recorded in other assets and was $14 million at December 31, 2024 and December 31, 2023.

Loans Held for Sale

Loans held for sale at December 31, 2024 totaled $0.9 billion, down from $1.2 billion at December 31, 2023.

We classify loans as held for sale when we originate or purchase loans that we intend to sell or when we change our intent about holding for investment. Mortgage loans held for sale for which we have elected the fair value option are carried at fair value. Loans originally classified as held for investment for which we had changed our intent and are now classified as held for sale are carried at the lower of amortized cost or market. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

The following table is a summary of non-accrual loans held for sale:

	December 31,
(in millions)	2024	2023
Non-accrual loans held for sale:
Multi-family	$51	$—
Commercial real estate	215	163
One-to-four family first mortgage	57	—
Acquisition, development, and construction	—	1
Total non-accrual loans held for sale	$323	$164

Asset Quality
All asset quality information excludes loans with government guarantees that are insured by U.S government agencies. As of December 31, 2024, such loans totaled $360 million.
A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases recording interest income, and any previously accrued and uncollected interest is reversed against interest income. Interest received on non-accrual loans is recorded as a reduction to the principal outstanding. A loan is only returned to accrual status when the loan is current (typically a minimum of six months of payment performance) and management has reasonable assurance that the loan will be fully collectible. When management has reasonable assurance that the loan will be fully collectible, then interest payments may be recognized in interest income on a cash basis. During the years ended December 31, 2024, 2023 and 2022 there was no interest income recognized on non-accrual loans. At December 31, 2024 and December 31, 2023 we had no loans that were 90 days or more past due and still accruing.

The following table presents information regarding the delinquency status of the Company’s loans held for investment at December 31, 2024:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$749	$1,755	$31,589	$34,093
Commercial real estate	65	546	8,074	8,685
One-to-four family first mortgage	25	70	5,106	5,201
Acquisition, development, and construction	5	18	3,128	3,151
Commercial and industrial (1)	110	202	15,064	15,376
Other	11	24	1,731	1,766
Total	$965	$2,615	$64,692	$68,272
(1)Includes lease financing receivables.

The following table presents information regarding the delinquency status of the Company’s loans held for investment at December 31, 2023:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$121	$138	$37,006	$37,265
Commercial real estate	28	128	10,314	10,470
One-to-four family first mortgage	40	95	5,926	6,061
Acquisition, development, and construction	2	2	2,908	2,912
Commercial and industrial (1)	37	43	25,174	25,254
Other	22	22	2,613	2,657
Total	$250	$428	$83,941	$84,619
(1)Includes lease financing receivables.

The following table presents the credit rating by vintage for our loans held for investment as December 31, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family
Pass	$17	$700	$6,599	$6,070	$5,203	$3,997	$27	$—	$22,613
Special Mention	—	14	688	694	646	795	1	—	2,838
Substandard	2	123	529	868	1,526	3,834	5	—	6,887
Non-accrual	—	—	113	144	274	1,224	—	—	1,755
Total Multi-family	19	837	7,929	7,776	7,649	9,850	33	—	34,093
Year to date gross charge-offs	—	—	(28)	(34)	(42)	(204)	—	—	(308)
Commercial Real Estate
Pass	$245	$751	$1,614	$987	$575	$2,011	$89	$365	$6,637
Special Mention	—	47	49	30	106	138	—	—	370
Substandard	1	12	168	63	162	720	—	6	1,132
Non-accrual	—	36	29	35	1	445	—	—	546
Total Commercial Real Estate	246	846	1,860	1,115	844	3,314	89	371	8,685
Year to date gross charge-offs	—	(8)	(81)	(1)	(27)	(345)	—	—	(462)
One-to-Four Family
Pass	$250	$521	$2,431	$859	$178	$609	$80	$2	$4,930
Substandard	1	2	8	2	16	172	—	—	201
Non-accrual	—	4	16	10	7	28	5	—	70
Total One-to-Four Family	251	527	2,455	871	201	809	85	2	5,201
Year to date gross charge-offs	—	—	(1)	—	—	(7)	—	—	(8)
Acquisition, Development and Construction
Pass	$297	$547	$139	$119	$1	$57	$1,508	$2	$2,670
Special Mention	—	25	81	39	—	—	120	—	265
Substandard	1	19	11	47	—	3	117	—	198
Non-accrual	—	1	5	1	3	2	6	—	18
Total Acquisition, Development and Construction	$298	$592	$236	$206	$4	$62	$1,751	$2	$3,151
Year to date gross charge-offs	—	—	—	—	—	(4)	—	—	(4)
Commercial and Industrial
Pass	$1,267	$2,609	$2,014	$651	$450	$759	$5,554	$1,164	$14,468
Special Mention	17	29	18	4	2	11	119	6	206
Substandard	13	50	72	72	7	13	265	8	500
Non-accrual	3	5	160	9	8	15	2	—	202
Total Commercial and Industrial	$1,300	$2,693	$2,264	$736	$467	$798	$5,940	$1,178	$15,376
Year to date gross charge-offs	(3)	(20)	(40)	(20)	(19)	(34)	—	—	(136)
Other Loans
Pass	$100	$29	$12	$4	$2	$32	$1,441	$121	$1,741
Special Mention	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	5	19	—	24
Total Other Loans	100	29	12	4	2	37	1,461	121	1,766
Year to date gross charge-offs	(2)	(4)	(4)	(1)	(1)	(8)	—	—	(20)

The following table presents the credit rating by vintage for out loans held for investment as of December 31, 2023:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
(in millions)	2023	2022	2021	2020	2019	Prior To 2019			Total
Multi-family
Pass	$840	$7,945	$7,967	$7,310	$3,525	$6,537	$46	$—	$34,170
Special Mention	—	95	33	377	36	227	—	—	768
Substandard	—	21	176	237	451	1,304	—	—	2,189
Non-accrual	—	5	6	—	28	99	—	—	138
Total Multi-family	840	8,066	8,182	7,924	4,040	8,167	46	—	37,265
Year to date gross charge-offs	—	(112)	—	—	—	(7)	—	—	(119)
Commercial Real Estate
Pass	$880	$2,110	$1,182	$939	$1,011	$2,439	$172	$1	$8,734
Special Mention	—	122	12	—	116	106	11	—	367
Substandard	44	49	47	72	239	790	—	—	1,241
Non-accrual	—	—	1	—	4	123	—	—	128
Total Commercial Real Estate	924	2,281	1,242	1,011	1,370	3,458	183	1	10,470
Year to date gross charge-offs	—	—	—	—	—	(56)	—	—	(56)
One-to-Four Family
Pass	$526	$2,627	$920	$210	$239	$721	$78	$7	$5,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	2	20	69	542	—	—	638
Non-accrual	1	11	17	8	18	37	—	3	95
Total One-to-Four Family	527	2,643	939	238	326	1,300	78	10	6,061
Year to date gross charge-offs	—	—	(1)	—	(1)	(2)	—	—	(4)
Acquisition, Development and Construction
Pass	$406	$322	$298	$4	$4	$6	$1,685	$100	$2,825
Special Mention	—	—	24	30	—	—	3	—	57
Substandard	—	6	7	—	—	15	—	—	28
Non-accrual	—	1	1	—	—	—	—	—	2
Total Acquisition, Development and Construction	406	329	330	34	4	21	1,688	100	2,912
Year to date gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Pass	$9,418	$3,547	$1,633	$984	$719	$791	$7,535	$56	$24,683
Special Mention	1	182	17	8	6	20	101	—	335
Substandard	7	24	43	16	38	33	32	—	193
Non-accrual	2	14	2	11	1	2	11	—	43
Total Commercial and Industrial	9,428	3,767	1,695	1,019	764	846	7,679	56	25,254
Year to date gross charge-offs	(2)	(7)	(1)	(7)	—	(14)	—	—	(31)
Other Loans
Pass	$171	$346	$244	$133	$133	$117	$1,223	$268	$2,635
Non-accrual	—	2	1	1	1	2	4	11	22
Total Other Loans	171	348	245	134	134	119	1,227	279	2,657
Year to date gross charge-offs	—	(3)	(4)	(1)	(2)	(4)	—	—	(14)

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
The following table summarizes the recorded investment of the Company’s collateral-dependent loans held for investment by collateral type:

	December 31,
	2024		2023
	Collateral Type
(in millions)	Real Property	Other	Real Property	Other
Multi-family	$1,817	$—	$253	$—
Commercial real estate	537	—	256	—
One-to-four family first mortgage	48	—	105	—
Acquisition, development, and construction	17	—	—	—
Commercial and industrial	—	—	—	120
Total collateral-dependent loans held for investment	$2,419	$—	$614	$120

At December 31, 2024 and December 31, 2023, the Company had $41 million and $81 million of residential mortgage loans in the process of foreclosure, respectively.

Included in loans held for investment at December 31, 2024 and December 31, 2023, were loans of $1 million and $9 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
(dollars in millions)	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Principal Forgiveness	Total	Percent of Total Loan class
Year Ended December 31, 2024
Multi-family	$2	$—	$—	$—	$2	0.01%
Commercial real estate	8	4	—	—	12	0.14%
One-to-four family first mortgage	—	7	8	1	16	0.29%
Commercial and industrial	—	4	—	—	4	0.03%
Total	$10	$15	$8	$1	$34
Year Ended December 31, 2023
Multi-family	$122	$—	$—	$—	$122	1.17%
Commercial real estate	102	1	—	—	103	0.98%
One-to-four family first mortgage	3	5	6	—	14	0.23%
Commercial and industrial	—	19	2	—	21	0.08%
Other Consumer	—	—	2	—	2	0.08%
Total	$227	$25	$10	$—	$262

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension	Principal Forgiveness
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)	Reduced Amortized Cost Basis
Year Ended December 31, 2024
Multi-family	8.08%	6.00%
Commercial real estate	8.13%	6.95%	0.25
One-to-four family first mortgage	4.73%	3.80%	11.27	$1
Commercial and industrial	7.73%	6.10%	0.7
Other Consumer	10.69%	3.71%	2.1
Year Ended December 31, 2023
Multi-family	7.45%	6.02%
Commercial real estate	8.83%	4.56%
One-to-four family first mortgage	6.08%	4.79%
Commercial and industrial	8.44%	8.08%	0.58
Other Consumer	9.09%	4.82%

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted during the periods presented and were within twelve months of the modification date:

(dollars in millions)
Year Ended December 31, 2024	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay
Commercial real estate	$4	$—	$—
One-to-four family first mortgage	2	1	1
Commercial and industrial	1	—	—
Total	$7	$1	$1
Year Ended December 31, 2023
One-to-four family first mortgage	$4	$—	$4
Total	$4	$—	$4

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at December 31, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	December 31, 2024
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$2	$—	$—	$2
Commercial real estate	8	—	4	12
One-to-four family first mortgage	8	—	8	16
Commercial and industrial	—	—	4	4
Total	$18	$—	$16	$34

The following table provides a summary of loan balances at December 31, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt modifications, by class of financing receivable and delinquency status:

	December 31, 2023
(dollars in millions)	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate	$1	$—	$—	$1
One-to-four family first mortgage	3	—	8	11
Commercial and industrial	3	9	1	13
Other Consumer	1	1	—	2
Total	$8	$10	$9	$27

Note 7 - Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family First Mortgage	Acquisition, Development, and Construction	Other	Total
Year Ended December 31, 2024	(in millions)
Balance, beginning of period	$307	$366	$47	$36	$236	$992
Charge-offs	(308)	(462)	(8)	(4)	(156)	(938)
Recoveries	5	8	5	—	28	46
Provision for (recovery of) credit losses on loans and leases	635	348	(5)	12	111	1,101
Balance, end of period	$639	$260	$39	$44	$219	$1,201
Year Ended December 31, 2023
Balance, beginning of period	$178	$47	$46	$20	$102	$393
Adjustment for Purchased PCD Loans	—	—	—	—	13	13
Charge-offs	(119)	(56)	(4)	—	(44)	(223)
Recoveries	—	—	—	—	15	15
Provision for (recovery of) credit losses on loans and leases	248	375	5	16	150	794
Balance, end of period	$307	$366	$47	$36	$236	$992
Balance at December 31, 2022
Balance, beginning of period	$159	$17	$—	$3	$20	$199
Adjustment for Purchased PCD Loans	9	18	17	7	—	51
Charge-offs	(1)	(4)	—	—	(2)	(7)
Recoveries	—	4	—	—	7	11
Provision for (recovery of) credit losses on loans and leases	11	12	29	10	77	139
Balance, end of period	$178	$47	$46	$20	$102	$393

At December 31, 2024, the allowance for credit losses on loans and leases was $1.2 billion compared to $992 million at December 31, 2023, an increase of $209 million. Interest rates remain persistently high which will put pressure on the ability for certain borrowers with interest rates resetting at current levels to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the reasonable and supportable forecast period. Although the short-term interest rate reduction announced by the Federal Reserve during the third and fourth quarters of 2024 does alleviate some pressure on our borrowers, rates remain high, and uncertainty remains for future potential rate reductions. Therefore, we have incorporated a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

Our allowance for credit losses is determined based on quantitative modeling that incorporates and weighs economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values, to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for office and multi-family loans and, most notably, rent-regulated multi-family loans.

As of December 31, 2024 and December 31, 2023, the allowance for unfunded commitments totaled $50 million and $52 million, respectively.

The allowance for credit losses on loans and leases to total loans held for investment ratio increased to 1.76 percent at December 31, 2024, compared to 1.17 percent at December 31, 2023. Excluding loans with government guarantees and warehouse loans, the allowance for credit losses was 1.77 percent at December 31, 2024, compared to 1.26 percent at December 31, 2023.

The Company charges-off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Company received notification that the borrower has filed for bankruptcy.

The following table presents additional information about the Company’s non-accrual loans at December 31, 2024:

(in millions)	Recorded Investment	Related Allowance
Non-accrual loans with no related allowance:
Multi-family	$1,092	$—
Commercial real estate	418	—
One-to-four family first mortgage	61	—
Acquisition, development, and construction	11	—
Other (includes commercial and industrial)	54	—
Total non-accrual loans with no related allowance	$1,636	$—
Non-accrual loans with an allowance recorded:
Multi-family	$663	$77
Commercial real estate	128	28
One-to-four family first mortgage	9	1
Acquisition, development, and construction	7	3
Other (includes commercial and industrial)	172	55
Total non-accrual loans with an allowance recorded	$979	$164
Total non-accrual loans:
Multi-family	$1,755	$77
Commercial real estate	546	28
One-to-four family first mortgage	70	1
Acquisition, development, and construction	18	3
Other (includes commercial and industrial)	226	55
Total non-accrual loans	$2,615	$164

The following table presents additional information about the Company’s non-accrual loans at December 31, 2023:

(in millions)	Recorded Investment	Related Allowance
Non-accrual loans with no related allowance:
Multi-family	$134	$—
Commercial real estate	53	—
One-to-four family first mortgage	85	—
Acquisition, development, and construction	—	—
Other (includes commercial and industrial)	22	—
Total non-accrual loans with no related allowance	$294	$—
Non-accrual loans with an allowance recorded:
Multi-family	$4	$—
Commercial real estate	75	17
One-to-four family first mortgage	11	2
Acquisition, development, and construction	—	—
Other (includes commercial and industrial)	44	28
Total non-accrual loans with an allowance recorded	$134	$47
Total non-accrual loans:
Multi-family	$138	$—
Commercial real estate	128	17
One-to-four family first mortgage	96	2
Acquisition, development, and construction	—	—
Other (includes commercial and industrial)	66	28
Total non-accrual loans	$428	$47

Note 8 - Leases, Premises and Equipment

Lessor Arrangements

The Company provides equipment leases through a subsidiary, mainly to large, investment-grade corporate clients. These qualify as direct financing leases which are recorded based upon the lease payments, estimated residual values and direct costs, excluding unearned income and uses the implicit interest rate to determine the value. Lease terms typically range from 24 to 120 months. The Company bases residual value estimates on asset life, market value, and lessee behavior using industry data and third-party appraisals. At the end, the lessee can return, renew, or purchase the equipment at its fair market value. Impairment of residual values occurs if the fair value is less than the carrying amount. The Company reviews its direct financing leases for impairment annually. We utilize residual value insurance for certain of our direct finance leases which, as of December 31, 2024 and 2023, insured residual assets were in place of $262 million and $280 million of our leased assets, respectively.

Interest income on lease financing recorded over the lease term and is recorded in interest income on the Consolidated Statements of (Loss) Income. Interest income of direct finance leases was $136 million, $119 million and $53 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The components of our gross investment in direct financing leases are shown below:

	Year Ended December 31,
(in millions)	2024	2023
Direct financing lease - lease payments receivable	$2,039	$3,187
Direct financing lease - unguaranteed residual assets	285	321
Total lease payments	$2,324	$3,508

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	December 31, 2024
2025	$471
2026	530
2027	412
2028	270
2029	253
Thereafter	388
Total lease payments	$2,324
Plus: deferred origination costs	9
Less: unearned income	(169)
Less: purchase accounting adjustment	(48)
Total lease finance receivables, net	$2,116

Lessee Arrangements
The Company has operating leases for offices, branches, equipment and other items, generally with terms of 20 years or less. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors.

At lease inception, lease liabilities are recognized in other liabilities based on the present value of remaining lease payments, discounted using the Company's incremental borrowing rate if no implicit rate in the lease is available. Right-of-use assets, recognized in other assets, represent the Company’s right to use an underlying asset for the lease term and are initially equal to the lease liability, adjusted for any payments made prior to lease commencement and any lease incentives.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs were $75 million, $86 million, and $28 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Supplemental balance sheet information related to the Company’s operating lease arrangements is presented below for the following periods:

	Year Ended December 31,
(in millions, except lease term and discount rate)	2024	2023
Operating Leases:
Operating lease right-of-use assets	$416	$426
Operating lease liabilities	$463	$446
Weighted average remaining lease term	10.7 years	11.2 years
Weighted average discount rate %	4.77%	4.71%
Supplemental cash flow information related to the leases for the following periods:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71	$64	$28

(in millions)	December 31, 2024
Maturities of lease liabilities:
2025	$70
2026	67
2027	60
2028	54
2029	48
Thereafter	302
Total lease payments	$601
Less: imputed interest	$(138)
Total present value of lease liabilities	$463

Premises and Equipment

Depreciation is included in occupancy and equipment in the Consolidated Statements of (Loss) Income and amounted to $48 million, $39 million, and $18 million, in the years ended December 31, 2024, 2023, and 2022, respectively. Accumulated depreciation as of December 31, 2024 and December 31, 2023 was $569 million and $526 million, respectively. The estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	30
Furniture, fixtures and equipment, and building improvements	13.5
Leasehold improvements	10
ATMs	7

Note 9 - Mortgage Servicing Rights

The Company had investments in mortgage servicing rights that resulted from the sale of loans to the secondary market for which we retained the servicing. The Company accounted for mortgage servicing rights at their fair value. A primary risk associated with mortgage servicing rights is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company utilized derivatives as economic hedges to offset changes in the fair value of the mortgage servicing rights resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher-than-expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 15 - Derivative and Hedging Activities.

At December 31, 2024, we have classified all remaining mortgage servicing rights as held for sale and completed the sale in 2025.

Changes in the fair value of residential first mortgage servicing rights ("MSRs") were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of period	$1,111	$1,033	$1,012
Additions from loans sold with servicing retained	184	208	19
Reductions from sales	(1,194)	(51)	—
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(105)	(80)	(8)
Changes in estimates of fair value due to interest rate risk (1) (2)	30	1	10
Fair value of MSRs at end of period	$26	$1,111	$1,033
(1) Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of (Loss) Income.
(2) Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets as of December 31, 2023. The sensitivity disclosures for December 31, 2024 are inconsequential.

	December 31, 2023
		Fair Value
(dollars in millions)	Actual	10% adverse change	20% adverse change
Option adjusted spread	5.4%	$(20)	$(39)
Constant prepayment rate	7.9%	(37)	(71)
Weighted average cost to service per loan	$69	$(10)	$(21)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of mortgage servicing rights, see Note 18 - Fair Value Measurement.

Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of (Loss) Income. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of (Loss) Income. Subservicing fee income is recorded for fees earned on subserviced loans, net of third-party subservicing costs.

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$202	$227	$20
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(105)	(80)	(8)
Changes in fair value due to interest rate risk	30	1	10
Gain on MSR derivatives (2)	(54)	(47)	(16)
Net transaction costs	—	2	—
Total return (loss) included in net return on mortgage servicing rights	$73	$103	$6
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the mortgage servicing rights.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Year Ended December 31,
(in millions)	2024	2023	2022
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$117	$154	$11
Charges on subserviced custodial balances (2)	(141)	(168)	(8)
Other servicing charges	2	(3)	—
Total income (loss) on mortgage loans subserviced, included in loan administration income	$(22)	$(17)	$3
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

For the years ended December 31, 2024, and December 31, 2023, we earned approximately $10 million and $95 million, respectively, in service fee income for loans serviced for the FDIC in connection with the Signature Transaction.

Note 10 - Variable Interest Entities

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

We have no consolidated VIEs as of December 31, 2024 and December 31, 2023.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $163 million as of December 31, 2024, as well as the standard representations and warranties made in conjunction with the loan transfers.

Note 11 - Deposits

The following table sets forth the weighted average interest rates for each type of deposit:

	December 31,
	2024			2023
(dollars in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$20,780	27.40%	2.89%	$30,700	37.66%	3.51%
Savings accounts	14,282	18.82%	3.22%	8,773	10.76%	2.67%
Certificates of deposit	27,324	36.01%	4.75%	21,554	26.44%	4.42%
Non-interest-bearing accounts	13,484	17.77%	—%	20,499	25.14%	—%
Total deposits	$75,870	100.00%	3.12%	$81,526	100.00%	2.79%

At December 31, 2024 and 2023, the aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the insured limit was $12.6 billion and $7.9 billion, respectively.

At December 31, 2024 and 2023, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $33 million and $121 million, respectively.
The scheduled maturities of certificates of deposit at December 31, 2024 were as follows:

(in millions)
1 year or less	$24,532
More than 1 year through 2 years	2,626
More than 2 years through 3 years	155
More than 3 years through 4 years	12
More than 4 years through 5 years	8
Over 5 years	2
Total certificates of deposit (1)	$27,335
(1) Excludes purchase accounting adjustments

The following table presents the composition of the Company's brokered deposits for the periods presented:

	Year Ended December 31,
	2024	2023
Brokered money market accounts	$137	$1,258
Brokered interest-bearing checking accounts represented	577	1,599
Brokered certificates of deposit	9,510	6,605
Total brokered deposits (1)	$10,224	$9,462
(1) Excludes reciprocal deposits.

The weighted average interest rate of brokered deposits was 4.5 percent and 3.7 percent at December 31, 2024 and 2023, respectively.

Note 12 - Borrowed Funds

The following table summarizes the Company’s borrowed funds:

	December 31,
(in millions)	2024	2023
Wholesale borrowings:
FHLB advances	$13,400	$19,250
Federal Reserve Bank term funding	—	1,000
Total wholesale borrowings	$13,400	$20,250
Junior subordinated debentures	582	579
Subordinated notes	444	438
Total borrowed funds	$14,426	$21,267

Accrued interest on borrowed funds is included in other liabilities in the Consolidated Statements of Condition and amounted to $51 million and $50 million, respectively, at December 31, 2024 and December 31, 2023.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2024 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2025	$3,750	4.72	$3,850	4.69
2026	3,000	4.95	3,000	4.95
2027	4,000	4.63	3,900	4.65
2028	2,400	4.92	2,400	4.92
2032	250	3.50	250	3.50
Total FHLB advances	$13,400		$13,400
(1)Does not include the effect of interest rate swap agreements. Represents current coupon rate; most advances are floating rate.

FHLB advances include straight fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

Total FHLB advances generated interest expense of $1 billion, $564 million and $251 million, in the years ended December 31, 2024, 2023, and 2022, respectively.

Junior Subordinated Debentures

The Company had $610 million and $609 million at December 31, 2024 and December 31, 2023, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at December 31, 2024:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding (3)	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity
		(dollars in millions)
New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	6.22%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.87%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.24%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)	7.84%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)	8.17%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)	7.84%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)	6.92%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)	6.92%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)	6.37%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)	6.42%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)	6.07%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)	7.12%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures (3)		$610	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp Acquisition fair value adjustments of $28 million.

The Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) were issued by the Company on November 4, 2002, at a public offering price of $50.00 per share, with a total of 5,500,000 units sold, raising $275 million. Each BONUSES unit consisted of a capital security and a warrant to purchase shares of the Company's common stock. The capital securities offered a 6 percent coupon rate, with a maturity of 49 years, and were non-callable for the first five years, which ended on November 4, 2007.

The $275 million raised was allocated between the capital security and the warrant based on their relative values at issuance, with $92.4 million assigned to the warrants and $182.6 million to the capital securities. The $92.4 million discount on the capital securities is being amortized over the 49-year life unless converted. As of December 31, 2024, the outstanding principal was $212 million, and the remaining discount was $63 million.

Additionally, the Company issued other trust preferred securities to fund the creation of Capital Securities, which pay dividends either quarterly or semi-annually which can be deferred for up to 5 years. As of December 31, 2024, all dividends on these securities were current.

Interest expenses on junior subordinated debentures for the years ending December 31, 2024, 2023, and 2022 were $49 million, $48 million, and $22 million, respectively.

Subordinated Notes

At December 31, 2024 and December 31, 2023, the Company had a total of $444 million and $438 million subordinated notes outstanding; respectively, of fixed-to-floating rate subordinated notes outstanding:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	7.573%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90 percent per annum payable semi-annually. Unless redeemed from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month Secured Overnight Financing Rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to Secured Overnight Financing Rate thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 13 - Federal, State, and Local Taxes

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2024 and 2023:

	Year Ended December 31,
(in millions)	2024	2023
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$314	$253
Acquisition accounting and fair value adjustments on securities (including OTTI)	177	188
Right of Use Liability	121	32
Compensation and related benefit obligations	54	30
Other	38	22
Unrealized gains and amortization of mortgage servicing rights	26	—
Accrued Expenses	16	19
Net operating loss carryforwards	12	8
Gross deferred tax assets	$758	$552
Valuation allowance	$(4)	$(5)
Net deferred tax asset after valuation allowance	$754	$547
Deferred Tax Liabilities:
Leases	$(315)	$(492)
Fair value adjustments on loans	(198)	(210)
Right of Use Asset	(109)	(32)
Amortizable intangibles	(95)	(127)
Prepaid pension cost	(37)	(35)
Premises and equipment	(29)	(44)
Other	(14)	(36)
Acquisition accounting and fair value adjustments on debt	(8)	(9)
Unrealized gains and amortization of mortgage servicing rights	—	(79)
Gross deferred tax liabilities	$(805)	$(1,064)
Net deferred tax liability	$(51)	$(517)

The net deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in other liabilities in the Consolidated Statements of Condition at December 31, 2024 and 2023.
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
At December 31, 2024 and December 31, 2023, the Company had a state deferred tax asset for net operating losses of $12 million and $8 million, respectively (net of federal tax impact) related to total state net operating loss carryforwards of $262 million at December 31, 2024, that expire if unused in calendar years through 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount which we expected to expire unused. Based on that assessment, we recorded a valuation allowance of $4 million and $5 million, respectively, at December 31, 2024 and 2023 to reduce the DTA to the amount which is more likely than not to be realized.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal – current	$126	$156	$147
State and local – current	25	59	32
Total current	151	215	179
Federal – deferred	(336)	(137)	(10)
State and local – deferred	(75)	(49)	7
Total deferred	(411)	(186)	(3)
Income tax expense reported in net income	(260)	29	176
Income tax impact reported in stockholders’ equity related to:
Securities available-for-sale	(24)	15	(223)
Pension liability adjustments	(2)	6	(6)
Cash flow hedge	12	(14)	23
Total income taxes	$(274)	$36	$(30)

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Statutory federal income tax at 21%	$(289)	$(10)	$174
State and local income taxes, net of federal income tax effect	(39)	8	31
Non-deductible FDIC deposit insurance premiums	66	16	10
Non-taxable or deductible bargain gain	25	(447)	(33)
Other, net	5	2	5
Effect of tax deductibility of deferred compensation	3	(3)	(3)
Tax exempt income	(8)	(6)	—
Non-taxable expense of bank-owned life insurance	(9)	(9)	(7)
Federal tax credits	(14)	(31)	(1)
Non-deductible goodwill impairment	—	509	—
Total income tax expense	$(260)	$29	$176

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in other assets in the Consolidated Statements of Condition, were $335 million and $372 million, respectively, at December 31, 2024 and 2023, and included commitments of $139 million and $210 million that are expected to be funded over the next 3 years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2024, 2023, and 2022 were $41 million, $34 million, and $11 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $37 million, $30 million, and $10 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024 and 2023, the Company had $43 million and $42 million of unrecognized gross tax benefits, respectively. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits that would have affected the effective tax rate, if recognized, was $34 million at December 31, 2024 and 2023.
Interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of (Loss) Income. During the years ended December 31, 2024, 2023, and 2022, the Company recognized income tax expense attributed to interest and penalties of $8 million, $8 million, and $4 million, respectively. Accrued interest and penalties on tax liabilities were $42 million and $34 million, respectively, at December 31, 2024 and 2023.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Uncertain tax positions at beginning of year	$42	$40	$39
Additions for tax positions relating to current-year operations	1	1	1
Additions for tax positions relating to prior tax years	—	2	—
Subtractions for tax positions relating to prior tax years	—	(1)	—
Uncertain tax positions at end of year	$43	$42	$40

The Company and its subsidiaries have filed tax returns in many states. Generally, the tax returns are open by statue for years 2021 through present, unless extended due to examination.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:
•Federal 2019-2021
•New York State for the tax years 2010 through 2020; and
•New York City for the tax years 2011 through 2014, 2016 through 2020.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $21 million due to the completion of tax authorities’ exams and the expiration of statutes of limitations.
The Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2024, the Bank’s federal tax bad debt base-year reserve was $62 million, with a related federal deferred tax liability of $13 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

Note 14 - Stock-Based Compensation

We issue stock-based compensation in the form of restricted stock units, performance-based stock units, and stock options. As of December 31, 2024, we have authorized 10,211,440 shares available for grant. Restricted stock units and performance-based stock units are granted at the closing market price on the date of the grant. Forfeitures of restricted stock units, performance-based stock units, and stock options are accounted for as they occur.

The following table presents total stock-based compensation expense and related tax benefit:

	Year Ended December 31,
(in millions)	2024	2023	2022
Stock-based compensation expense	$54	$48	$28
Tax benefit	9	12	7

Restricted Stock

The Company granted 5,280,114 shares of restricted stock, with an average fair value of $10.23 per share on the date of grant, during the year ended 2024. The shares of restricted stock that were granted during the year ended December 31, 2024 and 2023, vest over a one to five years period.

The following table provides a summary of activity with regard to restricted stock units (RSUs):

	Year Ended December 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,057,980	$31.46
Granted	5,280,114	10.23
Vested	(1,303,365)	32.28
Forfeited	(1,413,398)	28.28
Unvested at end of period	7,621,331	17.20

As of December 31, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $95 million. This amount will be recognized over a remaining weighted average period of 2.2 years.

Performance-Based Stock

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units (PSUs):

	Number of Shares	Weighted Average Grant Date Fair Value	Performance Period	Expected Vesting Date
Outstanding at beginning of year	406,096	$29.85	January 1, 2022 - December 31, 2025	March 31, 2025 - 2026
Granted	—	—
Released	—	—
Forfeited	(361,428)	30.21
Outstanding at end of period	44,668	26.85	January 1, 2022 - December 31, 2025	March 31, 2025 - 2026
Performance-based restricted stock units are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards.
As of December 31, 2024, there was an immaterial amount of unrecognized compensation cost relating to unvested restricted stock that will be recognized over a remaining weighted average period of 1.3 years. As of December 31, 2024, the Company believes it is probable that the performance conditions will be met.

Stock Options
The following table summarizes the stock options granted and their respective vesting schedules:

(in thousands)	Year Ended December 31, 2024
Grant Date	Options Granted	Vest Date
March 6, 2024	5,000	Quarterly through March 2027
March 6, 2024	1,333	Fully vest on March 6, 2025
April 25, 2024 (1)	3,000	Annually through April 2027
June 21, 2024	1,000	Annually through June 2027
July 24, 2024	1,000	Annually through July 2027
July 29, 2024	1,000	Annually through July 2027
July 29, 2024	1,000	Annually through July 2027
Total	13,333
(1) 1,000 of the options granted on April 25, 2024 are expected to be forfeit during Q1 2025.
The Company generally utilizes the Black-Scholes option pricing model to measure the fair value of granted stock options at the grant date. The estimated grant date fair value of options granted during the year ended 2024 was $72 million, which will be recognized in compensation expense on a straight-line basis over the vesting period, of which $22 million was recognized in 2024. The remaining $50 million will be recognized over the vesting period.
The following table summarizes stock options activity for the period indicated:

(in thousands, except per share data)	Year Ended December 31, 2024
Stock Options	Number of Options	Weighted- Average Exercise Price per Share
Outstanding as of January 1, 2024	—	$—
Granted	13,333,000	8.44
Vested	(1,250,000)	6.00
Unvested at December 31, 2024	12,083,000	8.69
Exercisable at December 31, 2024	1,250,000

Note 15 - Derivative and Hedging Activities

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

Derivatives not designated as hedging instruments. The Company maintained a derivative portfolio of interest rate swaps, foreign currency swaps, futures, swaptions and forward commitments used to manage exposure to changes in interest rates and mortgage servicing right asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward sale commitments and U.S. Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Consolidated Statements of (Loss) Income.

Derivatives designated as hedging instruments. The Company has historically designated certain interest rate swaps as cash flow hedges on overnight Secured Overnight Financing Rates-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At December 31, 2024, the Company had $48 million (net-of-tax) of unrealized gains related to terminated derivatives that had been in cash flow hedge relationships of forecasted interest payments classified as cash flow hedges recorded in accumulated other comprehensive loss. The Company had $10 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive loss at December 31, 2023. There were no designated hedging relationships as of December 31, 2024.
Fair Value of Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in interest rates. The Company previously used interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involved the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed rate assets. For derivatives previously designated and that qualified as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in interest income. The fair value basis adjustments remaining from discontinued hedges are recognized in interest income over the remaining life of the hedged items. As of December 31, 2024, we have no derivatives designated in a fair value hedging relationship.

For the year ended December 31, 2024, interest income from loans and leases in the accompanying Consolidated Statements of (Loss) Income was increased $30 million due to the floating rate payments received on the swaps being greater than the fixed rate payments, as well as the accretion of the fair value basis adjustment subsequent to discontinuance of the hedges. As of December 31, 2023, interest income from loans and leases in the accompanying Consolidated Statements of (Loss) Income increased $24 million.

The fair value basis adjustment on our hedged real estate loans is included in loans and leases held for investment on our Consolidated Statements of Condition. The carrying amount of our hedged loans was $5.9 billion at December 31, 2024, of which unrealized gains of $18 million were due to the fair value hedge relationship. For December 31, 2023, the carrying amount of our hedged loans was $6.1 billion.

The following tables set forth information regarding the Company’s derivative financial instruments:

	December 31, 2024
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$186	$7	$—	2025
Rate lock commitments	476	3	—	2025
Interest rate swaps and swaptions	1,541	15	—	2024-2041
Liabilities
Mortgage-backed securities forwards	$158	$—	$2	2025
Rate lock commitments	87	—	3	2025
Interest rate swaps and swaptions	1,782	—	30	2024-2041

	December 31, 2023
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities	Expiration Date
Derivatives designated as cash flow hedging instruments:
Interest rate swaps on FHLB advances	$5,500	$—	$2	2025-2028
Derivatives designated as fair value hedging instruments:
Interest rate swaps on multi-family loans held for investment	$2,000	$—	$1	2025-2027
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$1,012	$11	$—	2024
Rate lock commitments	1,490	12	—	2024
Interest rate swaps and swaptions	5,431	115	—	2024-2041
Liabilities
Futures	$2,235	$—	$1	2024
Mortgage-backed securities forwards	1,048	—	32	2024
Rate lock commitments	77	—	3	2024
Interest rate swaps and swaptions	2,720	—	59	2024-2054

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at December 31, 2024 and 2023. No amounts were netted in the Statement of Condition.

	December 31, 2024
	Gross Amounts Not Offset in the Statements of Condition
(in millions)	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$(2)
Interest rate swaptions	15	(3)
Total derivative assets	$22	$(5)
Liabilities
Mortgage-backed securities forwards	$2	$10
Interest rate swaps (1)	30	47
Total derivative liabilities	$32	$57
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

	December 31, 2023
	Gross Amounts Not Offset in the Statements of Condition
(in millions)	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps on FHLB advances	$2	$75
Interest rate swaps on multi-family loans held for investment (1)	1	27
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$11	$(1)
Interest rate swaptions	115	(34)
Total derivative assets	$126	$(35)
Liabilities
Futures	$1	$3
Mortgage-backed securities forwards	32	57
Interest rate swaps (1)	59	42
Total derivative liabilities	$92	$102
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior days fair value of open positions is considered settlement of the derivative position for accounting purposes.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $5.5 billion as of December 31, 2023, were designated as cash flow hedges of certain FHLB borrowings. There were no designated hedging relationships as of December 31, 2024.

The following table presents the effect of the Company’s cash flow derivative instruments on accumulated other comprehensive loss:

	Year Ended December 31,
(in millions)	2024	2023	2022
Amount of gain (loss) recognized in accumulated other comprehensive loss	$143	$9	$88
Amount of reclassified from accumulated other comprehensive loss to interest expense	$(93)	$(65)	$(4)

In 2024, the Company repaid $2.8 billion of FHLB advances that were associated with previously de-designated cash flow hedging relationships. As no future cash flows will occur as a result of the repayments, the Company reclassified the gain of approximately $28.2 million out of accumulated other comprehensive loss into interest expense during the year.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. We will recognize $30 million of lower interest expense over the next rolling twelve-month period related to the reclassification.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		Year Ended December 31,
(dollars in millions)		2024	2023		2022
Derivatives not designated as hedging instruments	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$2	$1		$(1)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(38)	(34)		(11)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(18)	(15)		(4)
Rate lock commitments and US Treasury futures	Net gain on loan sales	23	2		28
Forward commitments	Other noninterest income	—	—		(1)
Interest rate swaps (1)	Other non-interest income	—	(1)		—
Total derivative (loss) gain		$(31)	$(47)	$(47)	$11
(1) Includes customer-initiated commercial interest rate swaps.

Note 16 - Intangible Assets

Goodwill

We recorded goodwill in our consolidated statements of condition in connection with our historical business combinations. Goodwill is the difference between the purchases price and the fair value of the acquired company's assets, net of the liabilities assumed. Goodwill was tested at least annually for impairment. The Company’s 2023 assessment concluded that goodwill from historical transactions (2007 and prior) was fully impaired as of December 31, 2023. As a result, the Company recorded an impairment charge of the entire goodwill balance of $2.4 billion. The Company has no goodwill at December 31, 2024.

Finite-lived Intangible Assets

At December 31, 2024, intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(229)	$471	$700	$(113)	$587
Other intangible assets	26	(9)	17	56	(18)	38
Total other intangible assets	$726	$(238)	$488	$756	$(131)	$625

As of December 31, 2024, the weighted average amortization period for core deposit intangible and other intangible assets is 8.2 years and 5.3 years, respectively.

The estimated amortization expense of CDI and other intangible assets for the next five years and beyond is as follows:

(in millions)	Amortization Expense
2025	$106
2026	93
2027	80
2028	68
2029	55
2030 and beyond	86
Total	$488

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2024, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

The following table presents the actual capital amounts and ratios for the Company:

	Risk-Based Capital
December 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%
December 31, 2023
Total capital	$8,009	9.05%	$8,512	9.62%	$10,415	11.77%	$8,512	7.75%
Minimum for capital adequacy purposes	3,983	4.50	5,310	6.00	7,081	8.00	4,392	4.00
Excess	$4,026	4.55%	$3,202	3.62%	$3,334	3.77%	$4,120	3.75%

The following table presents the actual capital amounts and ratios for the Bank:

	Risk-Based Capital
December 31, 2024	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,912	13.21%	$8,912	13.21%	$9,760	14.47%	$8,912	8.05%
Minimum for capital adequacy purposes	3,036	4.50	4,048	6.00	5,398	8.00	4,426	4.00
Excess	$5,876	8.71%	$4,864	7.21%	$4,362	6.47%	$4,486	4.05%
December 31, 2023
Total capital	$9,305	10.52%	$9,305	10.52%	$10,271	11.61%	$9,305	8.48%
Minimum for capital adequacy purposes	3,980	4.50	5,307	6.00	7,076	8.00	4,389	4.00
Excess	$5,325	6.02%	$3,998	4.52%	$3,195	3.61%	$4,916	4.48%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent. At December 31, 2024, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 714 basis points and the fully phased-in capital conservation buffer by 464 basis points.

Note 18 - Fair Value Measurement

Fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is determined based on assumptions that market participants would use in pricing an asset or liability.

Valuation Hierarchy: U.S. generally accepted accounting principles establishes a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value as follows:

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
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	December 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE collateralized mortgage obligations	$—	$7,304	$—	$7,304
GSE certificates	—	1,106	—	1,106
Private Label collateralized mortgage obligations	—	130	33	163
Total mortgage-related debt securities	$—	$8,540	$33	$8,573
Other Debt Securities Available for Sale:
GSE debentures	$—	$1,203	$—	$1,203
Corporate bonds	—	308	—	308
Asset-backed securities	—	236	—	236
Municipal bonds, foreign notes, and capital trust	—	82	—	82
Total other debt securities	$—	$1,829	$—	$1,829
Total debt securities available for sale	$—	$10,369	$33	$10,402
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$—	$10,383	$33	$10,416
Loans held for sale
Residential first mortgage loans	$—	$382	$—	$382
Acquisition, development, and construction	—	182	—	182
Loans held for investment
Residential first mortgage loans	—	—	—	—
Derivative assets
Interest rate swaps and swaptions	—	15	—	15
Mortgage-backed securities forwards	—	7	—	7
Rate lock commitments (fallout-adjusted)	—	—	3	3
Mortgage servicing rights	—	—	26	26
Total assets at fair value	$—	$10,969	$62	$11,031
Derivative liabilities
Interest rate swaps and swaptions	$—	$30	$—	$30
Rate lock commitments (fallout-adjusted)	—	—	3	3
Mortgage-backed securities forwards	—	2	—	2
Total liabilities at fair value	$—	$32	$3	$35

	December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE collateralized mortgage obligations	$—	$5,162	$—	$5,162
GSE certificates	—	1,221	—	1,221
Private Label collateralized mortgage obligations	—	148	32	180
Total mortgage-related debt securities	$—	$6,531	$32	$6,563
Other Debt Securities Available for Sale:
GSE debentures	$—	$1,609	$—	$1,609
Corporate bonds	—	343	—	343
Asset-backed securities	—	302	—	302
U. S. Treasury obligations	198	—	—	198
Municipal bonds, foreign notes, and capital trust	—	130	—	130
Total other debt securities	$198	$2,384	$—	$2,582
Total debt securities available for sale	$198	$8,915	$32	$9,145
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$198	$8,929	$32	$9,159
Loans held for sale
Residential first mortgage loans	$—	$770	$—	$770
Acquisition, development, and construction	—	123	—	123
Commercial and industrial loans	—	9	—	9
Derivative assets
Interest rate swaps and swaptions	—	115	—	115
Rate lock commitments (fallout-adjusted)	—	—	12	12
Mortgage-backed securities forwards	—	11	—	11
Mortgage servicing rights	—	—	1,111	1,111
Total assets at fair value	$198	$9,957	$1,155	$11,310
Derivative liabilities
Interest rate swaps and swaptions	$—	$59	$—	$59
Mortgage-backed securities forwards	—	32	—	32
Rate lock commitments (fallout-adjusted)	—	—	3	3
Futures	—	1	—	1
Total liabilities at fair value	$—	$92	$3	$95

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

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

(dollars in millions)	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Transfers In (Out)	Balance at End of Year
Year Ended December 31, 2024
Assets
Mortgage servicing rights (1)	$1,111	$(75)	$184	$(1,194)	$—	$26
Private Label collateralized mortgage obligations	32	1	—	—	—	33
Rate lock commitments (net) (1)(2)	9	5	57	—	(71)	—
Totals	$1,152	$(69)	$241	$(1,194)	$(71)	$59
Year ended December 31, 2023
Assets
Mortgage servicing rights (1)	$1,033	$(79)	$208	$(51)	—	$1,111
Private Label collateralized mortgage obligations	—	—	—	—	32	32
Rate lock commitments (net) (1)(2)	(1)	(49)	104	—	(45)	9
Totals	$1,032	$(128)	$312	$(51)	$(13)	$1,152
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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2024 and December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$26	Discounted cash flows	Option adjusted spread	0.8% - 16.4% (2.1%)
			Constant prepayment rate	0.0% - 11.7% (9.4%)
			Weighted average cost to service per loan	$65 - $90 ($71)
Private Label collateralized mortgage obligations	$33	Discounted cash flows	Constant default rates	0.10% - 0.20%
			Weighted average life	5.5 - 12.2
Rate lock commitments (net)	$0	Consensus pricing	Origination pull-through rate	50.40%

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in millions)
Assets
Mortgage servicing rights	$1,111	Discounted cash flows	Option adjusted spread	5.0% - 21.7% (5.4%)
			Constant prepayment rate	0.0% - 10.0% (7.9%)
			Weighted average cost to service per loan	$65 - $90 ($69)
Private Label collateralized mortgage obligations	$32	Discounted cash flows	Constant default rates	0.10% - 0.30%
			Weighted average life	8.2 - 11.8
Rate lock commitments (net)	$9	Consensus pricing	Origination pull-through rate	64.30%

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023:

	Fair Value Measurements at December 31, 2024 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$2,469	$2,469
Loans held for sale	—	335	—	335
Other assets (2)	—	—	52	52
Total	$—	$335	$2,521	$2,856
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values. These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

	Fair Value Measurements at December 31, 2023 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$197	$197
Other assets (2)	—	—	50	50
Total	$—	$—	$247	$247
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
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

Other Fair Value Disclosures

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2024 and December 31, 2023:

	December 31, 2024
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$15,430	$15,430	$15,430		$—		$—
FHLB and FRB stock (1)	$1,146	$1,146	$—		$1,146		$—
Loans and leases held for investment, net	$67,071	$61,831	$—		$—		$61,831
Financial Liabilities:
Deposits	$75,870	$75,894	$48,546	(2)	$27,348	(3)	$—
Borrowed funds	$14,426	$14,217	$—		$14,217		$—
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

Mortgage servicing rights

The significant unobservable inputs used in the fair value measurement of the mortgage servicing rights are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of mortgage servicing rights. For December 31, 2024, the weighted average life (in years) for the entire portfolio was 6.7.

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2024 and December 31, 2023.

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Assets
Loans held for sale
Net gain on loan sales	$47	$43	$8

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31,
	2024			2023
(dollars in millions)	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$4	$4	$—	$2	$2	$—
Total non-accrual loans	$4	$4	$—	$2	$2	$—
Accrual loans:
Loans held for sale	$553	$560	$7	$869	$894	$25
Loans held for investment	67	66	(1)	—	—	—
Total accrual loans	$620	$626	$6	$869	$894	$25
Total loans:
Loans held for sale	$557	$564	$7	$871	$896	$25
Loans held for investment	67	66	(1)	—	—	—
Total loans	$624	$630	$6	$871	$896	$25

Note 19 - Mezzanine and Stockholders' Equity

Preferred Stock Series	Amount Outstanding (in millions)	Issued Date	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	March 17, 2017	5,000,000	515,000	515,000	$0.01	$1,000
Fixed Rate Perpetual Noncumulative Convertible Series B	1	March 11, 2024	267,062	192,062	750	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$—	March 11, 2024	523,369	256,307	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$—	March 11, 2024	315,000	45	15	$0.01	$0.0001

On July 11, 2024, the reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-3 took effect. On the effective date, every three shares of common stock issued and outstanding or held by the Company in treasury were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price, share-based vesting criteria and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. The impact of the reverse stock split on the Company's preferred stock and warrants is reflected in the table above. No fractional shares were issued as a result of the reverse stock split.

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month Secured Overnight Financing Rate plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. During each of the four quarters of 2024, we paid a quarterly cash dividend on our Series A preferred stock of $15.94 per share.

Series B Preferred Stock

As of December 31, 2024, following the partial exchanges of shares of Series B Noncumulative Convertible Preferred Stock (the “Series B Preferred Stock”) described in further detail below, the issued and outstanding shares of Series B Preferred Stock represented the right (on an as converted basis) to receive approximately 250,000 shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

On June 5, 2024, shareholders approved (a) an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of our common stock from 300,000,000 to 666,666,666; and (b) the issuance of shares of our common stock in connection with the March 2024 capital raise pursuant to New York Stock Exchange listing rules (the “Stockholder Approvals”). In accordance with the Series B Preferred Stock Certificate of Designations, upon obtaining the Stockholder Approvals, the quarterly non-cumulative cash dividend (annual rate of 13 percent) and liquidation preference rights ceased to apply. Shares of Series B Preferred Stock (a) are now entitled to receive dividends, on an as-converted basis, at the same time and on the same terms as the holders of common stock, including for the dividend declared and paid by the Company on June 17, 2024, September 17, 2024 and December 17, 2024, and (b) rank as equal to the Common Stock in any liquidation of the Company.

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

Pursuant to the terms of each holder’s respective August 2024 Exchange Agreement, on August 12, 2024, (a) Liberty exchanged 29,000 shares of Series B Preferred Stock for the issuance by the Company of 9,666,665 shares of common stock of the Company, to Liberty; (b) Hudson Bay exchanged 22,500 shares of Series B Preferred Stock for the issuance by the Company of 7,499,998 shares of common stock to Hudson Bay; and (c) Reverence exchanged 11,857 shares of Series B Preferred Stock for the issuance by the Company of 3,952,332 shares of common stock to Reverence (each an August 2024 Exchange,” and, collectively, the “August 2024 Exchanges”). The number of shares of Series B Preferred Stock of each Investor so exchanged is an amount such that no Investor (together with its affiliates) would beneficially own in excess of 9.99 percent of the shares of the Company’s common stock outstanding immediately following the August 2024 Exchanges. All of the August 2024 Exchanges were consummated simultaneously.

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

Pursuant to the terms of each respective September 2024 Exchange Agreement, on September 23, 2024, (a) Liberty exchanged 114,355 shares of Series B Preferred Stock for the issuance by the Company of 38,118,329 shares of common stock to Liberty; and (b) Hudson Bay exchanged 13,600 shares of Series B Preferred Stock for the issuance by the Company of 4,533,331 shares of common stock to Hudson Bay (each a “September 2024 Exchange,” and, collectively, the “September 2024 Exchanges”). The number of shares of Series B Preferred Stock of Hudson Bay so exchanged was an amount such that Hudson Bay (together with its affiliates) would not beneficially own in excess of 9.99 percent of the shares of the Company’s common stock outstanding immediately following the September 2024 Exchanges. All of the September 2024 Exchanges were consummated simultaneously.

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

The remaining Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in the control of the Company. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable.

Series C Preferred Stock

As of December 31, 2024, all of the issued and outstanding shares of the Company's Series C Noncumulative Preferred Stock (the "Series C Preferred Stock") have converted into shares of common stock in accordance with the terms of the Certificate of Designations for the Series C Preferred Stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrant, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,488 as of December 31, 2024. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. The 315,000 shares of Series D NVCE Stock are convertible into 105,000,000 shares of common stock at a strike price of $7.50 per share, adjusted for dividends. The exercise price was $7.47 as of December 31, 2024.

On September 30, 2024, a Warrant holder exercised its Warrant to purchase 45 shares of Series D NVCE Stock, at an exercise price of $2,489 per share, resulting in the issuance by the Company of 15 shares of Series D NVCE Stock after giving effect to provisions of the Warrant regarding the net settlement of shares. Accordingly, effective as of September 30, 2024, 15 shares of Series D NVCE Stock were issued.

Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2024, the Company has repurchased a total of 10 million shares at an average price of $28.60 or an aggregate purchase of $286 million. The Company had no repurchases during 2024 and 2023. Net of issuance costs, the Company has approximately $9 million remaining under this repurchase authorization.
Note 20 - Commitments and Contingencies

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements and Federal Reserve Bank borrowings, among other purposes. We had pledged investment securities of $10.2 billion and $2.8 billion at December 31, 2024 and December 31, 2023, respectively. In addition, the Company had $44.6 billion of loans pledged between the FHLB-NY and Federal Reserve Bank to serve as collateral for its wholesale borrowings as of December 31, 2024, compared to $43.1 billion of loans pledged at December 31, 2023.

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit, which are not included on our Consolidated Statements of Financial Condition.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

	December 31,
(in millions)	2024	2023
Multi-family and commercial real estate	$29	$52
One-to-four family including interest rate locks	725	1,694
Acquisition, development, and construction	2,449	3,926
Warehouse loan commitments	—	7,074
Other loan commitments	9,837	11,315
Total loan commitments	$13,040	$24,061
Commercial, performance stand-by, and financial stand-by letters of credit	803	915
Total commitments	$13,843	$24,976

These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in Fee income in the Consolidated Statements of (Loss) Income.

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The contractual amount of standby letters of credit represents the maximum potential amount of future payments the Company could be required to make and represents the Company’s maximum credit risk. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments.
At December 31, 2024, the Company had no commitments to purchase securities.
Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business, including stockholder class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our 2023 10-K/A and our current 10-K, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our Q4 2023 earnings announcement, disclosures regarding credit losses, the credit loss provision and the 2023 goodwill impairment.
There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company may incur significant legal expenses in defending the litigation, or as a result of its involvement in such investigations or regulatory proceedings, during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.
Note 21 - Employee Benefits

Retirement Plan

The Flagstar Financial, Inc. Retirement Plan (the “Retirement Plan”) covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the individual plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements.

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in millions)	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$115	$116
Interest cost	5	5
Actuarial gain	(6)	2
Annuity payments	(7)	(7)
Settlements	(1)	(1)
Benefit obligation at end of year	$106	$115
Change in Plan Assets:
Fair value of assets at beginning of year	$253	$228
Actual return (loss) on plan assets	—	33
Annuity payments	(6)	(7)
Settlements	(1)	(1)
Fair value of assets at end of year	$246	$253
Funded status (included in other assets)	$140	$138
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of actuarial loss	$(3)	$(7)
Net actuarial (gain) loss arising during the year	10	(18)
Total recognized in other comprehensive income for the year (pre-tax)	$7	$(25)
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Actuarial loss, net	$49	$41
Total accumulated other comprehensive loss (pre-tax)	$49	$41

In 2025 $4 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost. The comparable amount recognized as net actuarial loss for the Retirement Plan in 2024 was $3 million. The discount rates used to determine the benefit obligation at December 31, 2024 and 2023 were 5.4 percent and 4.7 percent, respectively.
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
The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in millions)	2024	2023	2022
Components of net periodic pension expense (credit):
Interest cost	$5	$5	$4
Expected return on plan assets	(17)	(14)	(16)
Amortization of net actuarial loss	3	7	2
Net periodic pension credit	$(9)	$(2)	$(10)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2024	2023	2022
Discount rate	4.7%	4.9%	2.6%
Expected rate of return on plan assets	6.8	6.3	6.0

The long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations and to achieve long-term growth in assets.

To achieve the long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the plan sponsor’s risk tolerance and long-term objectives for the Plan:

Asset Allocation Parameters by Asset Class
Equity	Minimum	Target	Maximum
U.S. Large-Cap		27%
U.S. Mid-Cap		7%
U.S. Small-Cap		7%
Non-U.S.		14%
Total - Equity	45%	55%	65%

Total - Fixed Income/Cash Equivalents	35%	45%	55%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines.

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2024:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value	$14	$14	$—	$—
Large-cap growth	28	28	—	—
Large-cap core	21	21	—	—
Mid-cap core	17	17	—	—
Small-cap core	17	17	—	—
International growth	18	18	—	—
International value	12	12	—	—
Fixed Income Funds:
Intermediate - Core Plus	96	96	—	—
Equity Securities:
Company common stock	9	9	—	—
Common/Collective Trusts-Equity:
Large cap value	14	—	14	—
	$246	$232	$14	$—

Current Asset Allocation
The asset allocations for the Retirement Plan were as follows:

	December 31,
	2024	2023
Equity securities	61%	61%
Debt securities	39%	39%
Total	100%	100%

Determination of Long-Term Rate of Return
The long-term rate of return on Retirement Plan assets assumption was based on historical returns earned by equities and fixed income securities and adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6 percent to 8 percent and 3 percent to 5 percent, respectively, with an assumed long-term inflation rate of 2.5 percent reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocations, the result is an expected rate of return of 5 percent to 7 percent.

Expected Contributions
The Company does not expect to contribute to the Retirement Plan in 2024.

Expected Future Annuity Payments
The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in millions)
2025	$8
2026	8
2027	8
2028	8
2029	8
2030 and thereafter	43
Total	$83

Qualified Savings Plan (401(k) Plan)

The Company maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which all salaried employees are able to participate after one month of service and having attained age 21. The Company matches a portion of employee 401(k) plan contributions which totaled $28 million and $21 million for the year ended December 31, 2024 and 2023, respectively.

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

The estimated net actuarial loss and the prior service liability that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2024 are less than $1 million, respectively.
The net periodic benefit costs and all components thereof for the years-ended December 31, 2024 and 2023 were $2 million and less than $1 million, respectively.

Expected Contributions and Expected Future Payments for Premiums and Claims
The Company expects to contribute $1 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2024. Future Payments for premiums and claims are expected to be $1 million or less per year through the life of the Health & Welfare Plan.

Note 22 - Segments

The Company’s chief operating decision maker is the Chief Executive Officer. The Company has evaluated its operating structure and determined that it operates in one reportable segment, which constitutes its only operating segment. The Company’s chief operating decision maker regularly evaluates the performance of the business as a whole, with financial results reviewed on a consolidated basis.

Given the current focus on the Company’s operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the company. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably net interest income, which led to the decision to sell certain portions of our business and certain loan portfolios. The Company's significant revenues and expenses are reported on the face of the Consolidated Statement of (Loss) Income. As a result, the Company’s financial performance is reviewed as a single operating segment.

Note 23 - Parent Company-Only Financial Information

The following tables present the condensed financial statements for Flagstar Financial, Inc. (Parent Company only):
Condensed Statements of Condition

	December 31,
(in millions)	2024	2023
ASSETS:
Cash and cash equivalents	$579	$158
Investments in subsidiaries	8,580	9,160
Other assets	49	80
Total assets	$9,208	$9,398
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$582	$579
Subordinated notes	443	438
Other liabilities	14	14
Total liabilities	$1,039	$1,031
Stockholders’ equity	$8,169	$8,367
Total liabilities and stockholders’ equity	$9,208	$9,398

Condensed Statements of Income

	Years Ended December 31,
(in millions)	2024	2023	2022
Interest income	$1	$—	$—
Dividends received from subsidiaries	67	580	335
Other income	1	2	160
Gross income	$69	$582	$495
Interest expense	88	82	41
Operating expenses	38	26	14
Income before income tax benefit and equity in undistributed (loss) earnings of subsidiaries	$(57)	$474	$440
Income tax (benefit)/expense	(25)	(25)	(14)
Income before equity in undistributed (loss) earnings of subsidiaries	$(32)	$499	$454
Equity in undistributed (loss) earnings of subsidiaries	(1,086)	(578)	196
Net (loss) income	$(1,118)	$(79)	$650

Condensed Statements of Cash Flows

	Years Ended December 31,
(in millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,118)	$(79)	$650
Change in other assets	1	30	(3)
Change in other liabilities	—	6	(4)
Other, net	16	65	(130)
Equity in undistributed loss (earnings) of subsidiaries	1,086	578	(196)
Net cash (used in) provided by operating activities	$(15)	$600	$317
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	$—	$—	$34
Equity investment in bank subsidiary	(500)	—	—
Change in receivable from subsidiaries, net	30	(32)	5
Net cash (used in) provided by investing activities	$(470)	$(32)	$39
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	$(11)	$(12)	$(24)
Cash dividends paid on common and preferred stock	(88)	(519)	(350)
Proceeds from common stock and warrants issued	1,004	—	—
Proceeds from preferred stock issued	1	—	—
Net cash used in financing activities	$906	$(531)	$(374)
Net increase (decrease) in cash and cash equivalents	$421	$37	$(18)
Cash and cash equivalents at beginning of year	158	121	139
Cash and cash equivalents at end of year	$579	$158	$121

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Flagstar Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Flagstar Financial, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses on loans and leases

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on loans and leases as of December 31, 2024 was $1.2 billion, a substantial portion of which is related to the one-to-four family first mortgage, multi-family, commercial and industrial, specialty finance, and commercial real estate portfolio segments measured on a collective basis when similar risk characteristics exist (collective ACL) and a portion is related to individually evaluated loans (individually evaluated ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. The loss drivers for certain loans within the commercial and industrial portfolio are derived using credit ratings. The Company estimates the exposure- at-default using prepayment models which forecasts prepayments over the life of the loans and leases.

The economic forecast and the related economic parameters are developed using multiple economic forecast scenarios, including related weightings, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to a historical average loss rate on a straight-line basis over 12 months. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments to reflect trends not captured within the models. In addition, the Company has certain individually evaluated loans that are deemed collateral dependent and the related expected credit losses are determined based on the fair value of the underlying collateral, less costs to sell as appropriate.

We identified the assessment of the collective ACL and the individually evaluated ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. For the collective ACL, the assessment encompassed the evaluation of the methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions in the collective ACL. Such significant assumptions included portfolio segmentation, the selection of the multiple economic forecast scenarios including related weightings, economic parameters, credit ratings, the reasonable and supportable forecast period, the reversion period and the historical loss observation period. The assessment also included the evaluation of the qualitative adjustments and their significant assumptions. In addition, the assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. For the individually evaluated ACL, the assessment included an evaluation of the fair value of the underlying collateral for those loans deemed collateral dependent. Auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL and the individually evaluated ACL estimate, including controls over the:

•development of the collective ACL methodology

•continued use and appropriateness of the PD, LGD, and prepayment models

•performance monitoring of the PD, LGD, and prepayment models

•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative adjustments, including the significant assumptions used in their measurement

•appropriateness of third-party appraisals

•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL and the individually evaluated ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk and valuation professionals with specialized skills and knowledge, who assisted in:

For the Collective ACL:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the multiple economic forecast scenarios including the related weightings, and underlying economic parameters by comparing them to the Company’s business environment and relevant industry practices

•evaluating the length of the reasonable and supportable forecast period, the reversion period and the historical loss observation periods by comparing them to specific portfolio risk characteristics and trends

•testing individual credit ratings for a selection of certain borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practice

•evaluating the methodology used to develop the qualitative adjustments and their significant assumptions and the effect of those adjustments on the collective ACL compared with relevant credit risk factors, current collateral valuations, and consistency with credit trends and identified limitations of the underlying quantitative models.

For the individually evaluated ACL:

•testing of individual collateral fair values for a selection of borrower relationships by evaluating methods and assumptions used by the third-party appraiser.

We also assessed the sufficiency of the audit evidence obtained related to the ACL estimate by evaluating the:

•determination of cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

New York, New York
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Flagstar Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Flagstar Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment that the Company:

•lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including independent credit review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates,

•lacked effective recurring monitoring activities over process level control activities, including independent credit review,

•did not sufficiently maintain effective control activities related to independent credit review processes and certain loan data reconciliations. Specifically, the Company’s independent credit review process controls were ineffective as the Company lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely, and appropriately challenged. These ineffective controls impact the Company’s ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the allowance for credit losses on loans and leases.

As a result of these ineffective risk assessment, monitoring, and control activities, the Board of Directors was not able to exercise sufficient oversight.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/	KPMG LLP
New York, New York
March 3, 2025

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, because of the following internal control deficiencies that constitute material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.

Risk assessment – We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including independent Credit Review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates.

Monitoring – Our recurring monitoring activities over process level control activities, including independent Credit Review, were not operating effectively.

Control activities – We did not sufficiently maintain effective control activities related to independent Credit Review processes and certain loan data reconciliations. Specifically, our independent Credit Review process controls were ineffective as the Company lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely, and appropriately challenged. These ineffective controls impact the Company’s ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the allowance for credit losses on loans and leases.

As a result of these ineffective risk assessment, monitoring, and control activities, the Board of Directors was not able to exercise sufficient oversight.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.

The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2024 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 144 of this Annual Report on Form 10-K.

(c) Remediation Status of Reported Material Weaknesses

The Company continues actively working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses, including governance and oversight to ensure an effective control environment.

In early 2024, we appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee. The number of Audit Committee meetings held has increased substantially during 2024, and both Audit and Risk Assessment Committee meetings have dedicated sessions related to evaluating credit risk in the portfolio. In addition, the Audit Committee has held dedicated sessions to discuss the Company’s methodology and results in determining the allowance for credit losses. While these actions, in conjunction with the actions further described below, have improved the complement of qualified leadership, the Board of Directors was not able to exercise sufficient oversight as a result of the ineffective risk assessment and monitoring activities noted above.

To address the material weakness in our risk assessment processes, we have taken or are in the process of taking the following actions:

•Appointed a Chief Risk Officer, a Chief Credit Officer and a new Senior Director of Credit Review, all with large commercial bank credit experience.

•We are enhancing the depth and breadth of our independent Credit Review program to make the necessary changes to the scoping approach, risk assessment and related processes, and enhancing the stature of the independent Credit Review function. We have improved the level of experience of the personnel performing credit reviews.

To address the material weakness in our monitoring activities, we have taken the following actions:

•Increased the frequency and nature of reporting from our independent Credit Review team and first line business units to the Risk Assessment Committee to support the Board of Directors' risk oversight role.

To address the material weakness related to our control activities, we have identified the following actions:

•Expanding the use of independent credit analysis and reducing the Company's reliance on tools and analyses prepared by our lines of business.

•Hired a new Senior Director of Credit Review and increased the Credit Review team's ability and stature within the organization to independently challenge risk rating scorecard model methodologies and results.

•Assessing the adequacy of staffing levels and expertise within the Company’s independent Credit Review function, considering, among other things, the size, complexity, and risk profile of the Company's loan portfolio. We are enhancing the expertise and adequacy of our staffing levels in the independent Credit Review program.

•Providing additional risk rating process training for all employees involved in the lending and credit review processes.

•Enhancing processes to identify and assess risks associated with estimating the allowance for credit losses and improving data governance processes.

While we believe our actions will be effective in remediating the material weaknesses, we are continuing to assess the need for additional remediation actions. The material weaknesses will not be fully remediated until all aspects of the weaknesses are addressed, the applicable remedial processes and, procedures have been in place for a sufficient period of time and management has concluded, through testing, that our efforts have been effective.

(d) Changes in Internal Control over Financial Reporting

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

During the fourth quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held for fiscal year 2025 (hereafter referred to as our “2025 Proxy Statement”) under the captions “Director Qualifications and Business Experience,” “Business Experience of Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees”, and is incorporated herein by this reference.

A copy of our Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available on the Investor Relations portion of our website: www.Flagstar.com and will be provided, without charge, upon written request to the Corporate Secretary at 102 Duffy Avenue, Hicksville, NY 11801. We also intend to disclose any amendments to our Code of Ethics for Senior Financial Officers and waivers of our Code of Ethics for Senior Financial Officers required to be disclosed by the rules of the SEC and the New York Stock Exchange on the Investor Relations portion of our website.

The Company has adopted the Flagstar Financial, Inc. Securities Trading Policy and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards. A copy of the Flagstar Financial, Inc. Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable NYSE listing requirements.

Item 11.	Executive Compensation

Information regarding executive compensation appears in our 2025 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the Company’s equity compensation plans at December 31, 2024:

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders			10,211,440
Equity compensation plans not approved by security holders			—

Information relating to the security ownership of certain beneficial owners and management appears in our 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, appears in our 2025 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

Information regarding principal accounting fees and services appears in our 2025 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•Reports of Independent Registered Public Accounting Firm;
•Consolidated Statements of Condition at December 31, 2024 and 2023;
•Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2024;
•Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2024;
•Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024; and
•Notes to the Consolidated Financial Statements.

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

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of April 24, 2021, by and among New York Community Bancorp, Inc., 615 Corp. and Flagstar Bancorp, Inc. (1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated April 26, 2022, by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc.(2)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated October 27, 2022, by and among New York Community Bancorp, Inc., 615 Corp. and Flagstar Bancorp, Inc. (3)
2.4	Purchase and Assumption Agreement – All Deposits, dated March 20, 2023, among FDIC, as receiver of Signature Bridge Bank, the FDIC and Flagstar Bank, N.A. (4)
2.5	Amendment No. 1 to the Equity Appreciation Instrument, dated March 27, 2023 (4)
2.6	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A*(5)
2.7	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(5)
3.1	Amended and Restated Certificate of Incorporation (6)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (7)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (8)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (9)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (10)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (11)
3.7
Certificate of Designations of the Registrant with respect to Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (12)

3.8
Certificate of Designations of the Registrant with respect to Series B Noncumulative Convertible Preferred Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (13)

3.9
Certificate of Designations of the Registrant with respect to Series C Noncumulative Convertible Preferred Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (13)

3.10
Certificate of Designations of the Registrant with respect to Series D Non-Voting Common Equivalent Stock, dated March 11, 2024, filed with the Secretary of State of the State of Delaware and effective March 11, 2024 (13)

3.11	Amended and Restated Bylaws(11)
4.1	Specimen Stock Certificate (14)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (15)

4.3	Form of certificate representing the Series A Preferred Stock (15)
4.4	Form of depositary receipt representing the Depositary Shares (15)
4.5	Form of warrant agreement for shares of Series D Non-Voting Common Equivalent Stock (13)
4.6	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934(16)
4.7	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (17)
10.2(P)	Supplemental Benefit Plan of Queens County Savings Bank (18)
10.3(P)	Excess Retirement Benefits Plan of Queens County Savings Bank (17)
10.4(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (17)
10.5	New York Community Bancorp, Inc. Management Incentive Compensation Plan (19)
10.6	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (20)
10.7	New York Community Bancorp, Inc., 2020 Omnibus Incentive Plan (21)
10.8
Amended and Restated Non-Competition and Non-Solicitation Agreement, dated November 28, 2022, by and between Flagstar Bancorp, Inc. (New York Community Bancorp, Inc. as Successor Company) and Alessandro DiNello (22)

10.9	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (as assumed by New York Community Bancorp, Inc. effective December 1, 2022) (23)
10.10	Employment Agreement between New York Community Bancorp, Inc. and Reginald E. Davis (24)
10.11	Employment Agreement between New York Community Bancorp, Inc. and Lee M. Smith (24)
10.12	Employment Agreement Term Sheet between New York Community Bancorp, Inc. and Joseph Otting(25)
10.13	Non-Executive Chairman Term Sheet between New York Community Bancorp, Inc. and Alessandro DiNello(25)
10.14	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Liberty Strategic Capital (CEN) Holdings, LLC(13)
10.15
Form of Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Hudson Bay Capital Management, LP(13)

10.16	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Reverence Capital Partners LLC(13)
10.17	Registration Rights Agreement, dated as of March 11, 2024, by and between New York Community Bancorp, Inc. and the investors in the March 2024 Capital Raise(13)
10.18	Form of Executive Stock Option Grant Notice
19.1	Flagstar Financial, Inc. Securities Trading Policy
21	Subsidiaries of the Registrant
22	Subsidiary Issuers of Guaranteed Securities (26)
23	Consent of KPMG LLP, dated March 03, 2025 (attached hereto)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
97	Flagstar Financial, Inc. Clawback Policy(27)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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
(6)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-31565)
(7)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(8)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(9)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on June 10, 2024 (File No. 1-31565)
(10)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on July 16, 2024 (File No. 1-31565)
(11)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 (File No. 1-31565)
(12)Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(13)Incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 14, 2024
(14)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(15)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565)
(16)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-31565)
(17)Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(18)Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995 (File No. 0-22278)
(19)Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565)
(20)Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565)
(21)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2024 (File No. 1-31565)
(22)Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565)
(23)Incorporated by reference to Exhibit 10.1 to Flagstar Bancorp, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015 (File No. 1-16577)
(24)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2022 (File No. 1-31565)
(25)Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 8, 2024
(26)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2021 (File No. 1-31565)

(27)Incorporated by reference to Exhibits filed with the Company's Form 10-K for the year ended December 31, 2023 (File No. 1-31565)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	March 3, 2025	Flagstar Financial, Inc.
(Registrant)

/s/ Joseph M. Otting
Joseph M. Otting
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Otting	3/3/25	/s/ Lee M. Smith	3/3/25
Joseph M. Otting		Lee M. Smith
President and Chief Executive Officer and Executive Chairman (Principal Executive Officer)		Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Secretary Steven T. Mnuchin	3/3/25	/s/ Bryan L Marx	3/3/25
Secretary Steven T. Mnuchin		Bryan L Marx
Lead Independent Director		Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Milton Berlinski	3/3/25	/s/ Alessandro P. DiNello	3/3/25
Milton Berlinski		Alessandro P. DiNello
Director		Director

/s/ Alan Frank	3/3/25	/s/ Marshall Lux	3/3/25
Alan Frank		Marshall Lux
Director		Director

/s/ Jennifer R. Whip	3/3/25	/s/ Brian Callanan	3/3/25
Jennifer R. Whip		Brian Callanan
Director		Director

/s/ Allen Puwalski	3/3/25
Allen Puwalski
Director