Form 10-Q
period 2025-03-31
FLAGSTAR FINANCIAL, INC.
filed 2025-05-09
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2025 was 415,079,910 shares.

FLAGSTAR FINANCIAL, INC.
FORM 10-Q

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
•our ability to successfully remediate our previously disclosed material weaknesses in internal control over financial reporting;
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our acquisition of Flagstar Bancorp and subsequent purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the previously disclosed material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes);
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
•the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts;
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
•the ability to achieve anticipated expense reductions and enhanced efficiencies with respect to our previously announced strategic workforce reduction;
•the impact of the recent sale of our mortgage third party origination business, mortgage servicing business and mortgage warehouse business;

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

See Part 1, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background

Flagstar Financial, Inc. is the parent company of Flagstar Bank, N.A., one of the largest regional banks in the country. The Company is headquartered in Hicksville, New York. At March 31, 2025, the Company had $97.6 billion of assets, $67.1 billion of loans, deposits of $73.9 billion, and total stockholders’ equity of $8.2 billion.

Flagstar Bank, N.A. operates approximately 400 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment. In the future we plan to continue to assess our reportable segments and reporting units, which may result in a change to either or both in future reporting periods. Please refer to Note 18 - Segment Reporting.

On June 27, 2024, we announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented in this report.

Net Loss

For the three months ended March 31, 2025, we reported a net loss of $100 million compared to a net loss of $188 million for the three months ended December 31, 2024. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the three months ended March 31, 2025 was $108 million, or $0.26 per diluted share compared to a net loss attributable to common stockholders of $196 million, or $0.47 per diluted share for the three months ended December 31, 2024 and a net loss attributable to common stockholders of $335 million, or $1.36 per diluted share for the three months ended March 31, 2024. The net loss for the three months ended December 31, 2024 included a gain on the sale of our mortgage third party origination business, and mortgage servicing business ("Mortgage Operations") of $89 million, long term asset impairment of $77 million, and severance cost of $31 million. The net loss for the three months ended March 31, 2024 included the reduction in the Signature Transaction bargain purchase gain of $121 million.

Net Interest Income

Net interest income is our primary source of income. The amount of our net interest income is a function of the amount of interest-earning assets we hold, the manner in which we fund these assets, including interest-bearing liabilities, and the spread between the interest rates we earn on assets and the interest rates we pay on liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee, and prevailing interest rates.

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The average term of our fixed rate deposits is less than twelve months, therefore the cost of our deposits and most of our borrowed funds is largely based on short-term interest rates, the level of which is partially impacted by the actions of the Federal Open Market Committee. The yields on our held for-investment loans and investment securities are generally more sensitive to intermediate-term interest rates. However, a sizable portion of our held for investment loans have fixed rates and generally reset to the then current intermediate-term interest rates when they reach repricing dates.

The following table sets forth information regarding our net interest income and average balance sheet for the periods indicated. The average balance is derived from daily calculations of average balances.

	Three Months Ended,
	March 31, 2025				December 31, 2024				March 31, 2024
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$68,212	$860		5.06%	$71,727	$948		5.28%	$84,123	$1,193		5.68%
Securities (2)	13,067	148		4.59%	12,347	144		4.77%	11,576	123		4.30%
Interest-earning cash and cash equivalents	14,344	156		4.42%	22,048	266		4.79%	14,345	197		5.52%
Total interest-earning assets	$95,623	$1,164		4.90%	$106,122	$1,358		5.11%	$110,044	$1,513		5.51%
Non-interest-earning assets	3,484				4,367				5,682
Total assets	$99,107				$110,489				$115,726
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$21,023	$167		3.23%	$23,007	$205		3.54%	$26,428	$232		3.54%
Savings accounts	14,349	111		3.14%	13,996	124		3.51%	8,400	47		2.24%
Certificates of deposit	26,355	308		4.74%	28,573	362		5.04%	24,711	291		4.74%
Total interest-bearing deposits	$61,727	$586		3.85%	$65,576	$691		4.19%	$59,539	$570		3.85%
Total borrowed funds	$14,377	$168		4.71%	$17,940	$206		4.56%	$25,728	$319		4.99%
Total interest-bearing liabilities	$76,104	$754		4.02%	$83,516	$897		4.27%	$85,267	$889		4.19%
Non-interest-bearing deposits	13,068				15,959				19,355
Other liabilities	1,732				2,440				2,563
Total liabilities	$90,904				$101,915				$107,185
Stockholders’ and mezzanine equity	8,203				8,574				8,541
Total liabilities and stockholders’ equity	$99,107				$110,489				$115,726
Net interest income/interest rate spread		$410		0.88%		$461		0.84%		$624		1.32%
Net interest margin				1.74%				1.73%				2.28%
Ratio of interest-earning assets to interest-bearing liabilities			1.26	x			1.27	x			1.29	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost.

The following table summarizes the change in net interest income attributable to changes in rate and volume:

	Three Months Ended,
	March 31, 2025 compared to December 31, 2024 Increase/(Decrease) Due to:			March 31, 2025 compared to March 31, 2024 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$(46)	$(42)	$(88)	$(214)	$(119)	$(333)
Securities	8	(4)	4	17	8	25
Interest earning cash & cash equivalent	(91)	(19)	(110)	—	(41)	(41)
Total interest-earnings assets	$(129)	$(65)	$(194)	$(197)	$(152)	$(349)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(17)	$(21)	$(38)	$(46)	$(19)	$(65)
Savings accounts	2	(15)	(13)	40	24	64
Certificates of deposit	(27)	(27)	(54)	20	(3)	17
Total borrowed funds	$(41)	$3	$(38)	$(136)	$(15)	$(151)
Total interest-bearing liabilities	$(83)	$(60)	$(143)	$(122)	$(13)	$(135)
Change in net interest income	$(46)	$(5)	$(51)	$(75)	$(139)	$(214)

Comparison to Prior Quarter

During the three months ended March 31, 2025, Net Interest Margin (“NIM”) stabilized compared to the three months ended December 31, 2024. Additionally, net interest income decreased $51 million compared to the three months ended December 31, 2024, primarily as a result of lower average mortgage and other loans due to the strategic reduction of our Multi-Family (“MF”), Commercial Real Estate (“CRE”) and non-core Commercial and Industrial ("C&I") loans that began in early 2024, lower overall market interest rates, and lower average interest earning cash and cash equivalents primarily due to the pay down of wholesale borrowings. The decrease in net interest income was partially offset by the payoff of brokered certificates of deposit reflecting our strategy to reduce higher cost funding, a reduction in custodial deposits associated with the sale of our Mortgage Operations during the three months ended December 31, 2024, and lower overall market interest rates.

Comparison to Prior Year to Date

During the three months ended March 31, 2025, NIM decreased by 54 basis points compared to the three months ended March 31, 2024. Additionally, net interest income decreased $214 million compared to the prior year, primarily as a result of lower average mortgage and other loans due to the sale of our Mortgage Operations during the three months ended December 31, 2024, and our warehouse lending portfolio during the three months ended September 30, 2024, the strategic reduction in MF, CRE, and C&I loans and lower interest rates. The decrease was partially offset by lower average borrowed funds driven by the pay down of wholesale borrowings during 2024.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			March 31, 2025 compared to (%):
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Provision for credit losses	$79	$145	$315	(46)%	(75)%

Comparison to Prior Quarter

For the three months ended March 31, 2025, the provision for credit losses decreased $66 million compared to the three months ended December 31, 2024. This decrease is primarily due to lower net charge-offs, our continued focus on credit reviews and the receipt of recent appraisals. Additionally, our Allowance for Credit Losses ("ACL") balance decreased since December 31, 2024, as result of the on-going strategic reduction of our MF, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by the negatively trending macro-economic environment.

Comparison to Prior Year to Date

For the three months ended March 31, 2025, the provision for credit losses decreased $236 million compared to the three months ended March 31, 2024. This decrease is primarily due to lower net charge-offs, our continued focus on credit reviews and the receipt of recent appraisals. Additionally, our ACL balance decreased since March 31, 2024, as result of the on-going strategic reduction of our MF, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by the negatively trending macro-economic environment.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			March 31, 2025 compared to (%):
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Fee income	$22	$33	$34	(33)%	(35)%
Net gain on mortgage/servicing sale	—	89	—	NM	NM
Net return on mortgage servicing rights	—	(1)	21	NM	NM
Bank-owned life insurance	10	10	10	—%	—%
Net gain on loan sales and securitizations	13	5	20	160%	(35)%
Net loan administration income (loss)	4	(1)	16	NM	(75)%
Other	31	29	29	7%	7%
Bargain purchase gain	—	—	(121)	NM	NM
Total non-interest income	$80	$164	$9

Comparison to Prior Quarter

For the three months ended March 31, 2025, non-interest income decreased by $84 million compared to the three months ended December 31, 2024. The decline in non-interest income was primarily due to the non-recurrence of an $89 million gain and lower fee income as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024, partially offset by net gains on MF and CRE loan sales.

Comparison to Prior Year to Date

For the three months ended March 31, 2025, non-interest income increased $71 million compared to the three months ended March 31, 2024. The increase in non-interest income was primarily due to the non-recurrence of the $121 million reduction in the Signature Transaction bargain purchase gain, partially offset by lower mortgage servicing rights fees, lower fee income, and lower net loan administration income as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			March 31, 2025 compared to (%):
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Operating expenses:
Compensation and benefits	$244	$302	$333	(19)%	(27)%
FDIC insurance	50	74	50	(32)%	—%
Occupancy and equipment	55	48	52	15%	6%
General and administrative	147	252	186	(42)%	(21)%
Total operating expense	$496	$676	$621
Intangible asset amortization	28	31	35	(10)%	(20)%
Merger-related and restructuring expenses	8	11	43	(27)%	(81)%
Total non-interest expense	$532	$718	$699	(26)%	(24)%

Comparison to Prior Quarter

Total non-interest expenses decreased $186 million compared to the three months ended December 31, 2024, primarily due to a decrease in general and administrative expenses primarily due to the non-recurrence of the asset impairment charges of $77 million, lower compensation and benefits costs stemming from the actions taken to optimize costs which continued in the three months ended March 31, 2025, lower FDIC insurance costs as a result of a lower asset base and lower brokered deposits due to the sale of our Mortgage Operations during the three months ended December 31, 2024, and the continued execution of our cost savings initiatives.

Comparison to Prior Year to Date

Total non-interest expenses decreased $167 million compared to the three months ended March 31, 2024, primarily due to lower compensation and benefits costs stemming from the actions taken to optimize costs which continued in the three months ended March 31, 2025, a $39 million decrease in general and administrative expenses primarily due to the sale of our Mortgage Business, the continued execution of our cost saving initiatives, and lower merger-related expenses.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rate for the respective periods:

	Three Months Ended,			March 31, 2025 compared to (%):
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Income tax (benefit)	$(21)	$(50)	$(54)	(58)%	(61)%
Effective tax rate	17.8%	21.3%	14.3%

We compute our tax benefit for interim periods by applying the estimated annual effective tax to year-to-date (Loss) before income taxes and adjust for discrete items that occur in the quarter. For the three months ended March 31, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected break-even results for 2025; therefore we used our actual effective tax rate to compute our income tax benefit for the three months ended March 31, 2025.

Comparison to Prior Quarter

Income tax benefit decreased $29 million compared to the three months ended December 31, 2024 primarily as a result of the reduction in our pre-tax loss.

Comparison to Prior Year to Date

Income tax benefit decreased $33 million compared to the three months ended March 31, 2024 primarily as a result of the reduction in our pre-tax loss, partially offset by the tax effect of the adjustment to the bargain purchase gain recorded net of tax during the three months ended March 31, 2024.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	March 31, 2025		December 31, 2024
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$33,437	50.2%	$34,093	49.9%
Commercial real estate(1)	11,510	17.3	11,836	17.4
One-to-four family first mortgage	5,187	7.8	5,201	7.6
Commercial and industrial(2)	14,742	22.1	15,376	22.5
Other loans	1,716	2.6	1,766	2.6
Total loans and leases held for investment	$66,592	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,168)		(1,201)
Total loans and leases held for investment, net	$65,424		$67,071
Loans held for sale	531		899
Total loans and leases, net	$65,955		$67,970
(1)Includes Acquisition, Development, and Construction loans.
(2)Includes Lease financing.

Total loans and leases held for investment decreased $1.7 billion at March 31, 2025 compared to December 31, 2024, primarily as a result of our continued strategy of diversifying our loan portfolio by reducing our MF, CRE and non-core C&I loan exposure, partially offset by $769 million in originations within our C&I portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	March 31, 2025
(in millions)	Multi-Family		Commercial Real Estate
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)
2025	$2,597	$1,530	$1,149	$829	$6,105
2026	4,072	1,079	804	626	6,581
2027	7,513	1,166	939	705	10,323
2028	3,775	2,060	382	943	7,160
2029	2,313	1,877	242	636	5,068
2030	75	1,576	11	210	1,872
2031+	88	3,614	5	807	4,514
Total amounts due or repricing, gross	$20,433	$12,902	$3,532	$4,756	$41,623
(1)Excludes Specialty Finance commercial real estate loans and multi-family loans serviced-by-others totaling $454 million and $96 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $64 million.

Option loans offer the borrower the ability to reprice to a fixed rate after the initial period. If not elected, the loan defaults to variable rate. Option loans in the table are shown as being due in the period the interest rate is subject to change. Non-Option loans are beyond the option date and are reflected by maturity. Risks associated with loan repricing are discussed in the Credit Risk section.

Multi-Family Loans

Our MF loan portfolio decreased $656 million at March 31, 2025 compared to December 31, 2024, primarily due to our strategic decision to continue to diversify our loan portfolio by reducing our exposure to MF loans.

The majority of our multi-family loans are non-recourse and are secured by rental apartment buildings. At March 31, 2025, $18.6 billion or 56 percent of the Company’s total MF loan portfolio was secured by properties in New York State, many of which are subject to rent regulation laws to varying degrees. The New York Housing Stability and Tenant Protection Act of 2019 significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment. This could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity.

To mitigate our exposure to rent regulated properties, we are curtailing future originations of such loans secured by rent-regulated properties. We are no longer utilizing mortgage brokers to refer loan origination opportunities to us. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from MF loans to other loan sectors.

Historically, our MF loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $11.5 billion outstanding with interest-only payments at March 31, 2025. The weighted average interest-only period remaining was 19.3 months as of March 31, 2025, with approximately 73 percent of these loans entering their amortization period by the end of 2025.

We continue to monitor our loans held for investment portfolio and the related allowance for credit losses, particularly, given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels, have historically tended to be stable due to below market rents, rent-regulated loans that are repricing are incurring debt service levels, by themselves, that when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside.

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	March 31, 2025		December 31, 2024
	Multi-Family Loans		Multi-Family Loans
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,098	18%	$6,246	18%
Brooklyn	5,187	16	5,375	16
Bronx	3,201	10	3,272	10
Queens	2,492	8	2,526	7
Staten Island	78	—	98	—
Total New York City	$17,056	52%	$17,517	51%
New Jersey	$4,472	13%	$4,509	13%
Long Island	461	1	484	1
Total Metro New York	$21,989	66%	$22,510	66%
Other New York State	$1,117	3%	$1,188	3%
Pennsylvania	3,275	10	3,375	10
Florida	1,549	5	1,555	5
Ohio	1,011	3	1,007	3
All other states	4,496	13	4,458	13
Total	$33,437	100%	$34,093	100%

Commercial Real Estate

At March 31, 2025, commercial real estate loans decreased $326 million compared to December 31, 2024, primarily due to our strategic decision to continue to diversify our loan portfolio by reducing our exposure to CRE loans.

Certain of our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis, including calculation of the debt service coverage ratio. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower, particularly the loan-to-value of the property.

Substantially all CRE loans we originate are non-recourse and are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. Declines in occupancy levels for office space continue to impact borrowers’ net operating income and their ability to cover debt service.

The following table presents an analysis of the property types that collateralize the CRE loans in our held-for-investment portfolio:

	March 31, 2025		December 31, 2024
	Commercial Real Estate Loans		Commercial Real Estate Loans
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,245	20%	$2,271	19%
Retail (includes owner and non-owner occupied)	1,899	16	1,934	16
Industrial	4,655	40	4,984	42
Other	2,711	24	2,647	23
Total(1)	$11,510	100%	$11,836	100%
(1)Includes Acquisition, Development, and Construction loans.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	March 31, 2025		December 31, 2024
	Commercial Real Estate Loans		Commercial Real Estate Loans
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$4,549	39%	$4,634	39%
Michigan	1,147	10	1,220	10
New Jersey	737	6	738	6
California	774	7	737	6
Florida	761	7	735	6
Pennsylvania	299	3	301	3
All other states	3,243	28	3,471	30
Total(1)	$11,510	100%	$11,836	100%
(1)Includes Acquisition, Development, and Construction loans.

Commercial and Industrial

Our C&I loan portfolio decreased $634 million at March 31, 2025 compared to December 31, 2024, primarily due to a $1.4 billion reduction resulting from our strategic decision to continue to diversify our loan portfolio by reducing our exposure to non-core C&I loans, partially offset by new originations of $769 million.

A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of C&I, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. C&I loans are often secured by business assets and personal guarantees of the borrower and include financial covenants to monitor the borrower’s financial stability. We continue to add experienced commercial, corporate and specialized industries banking professionals and credit underwriting and portfolio management personnel which will impact our noninterest expense as we continue to strategically diversify our loan portfolio to shift from multi-family loans to other portfolios, most notably C&I.

Included in our C&I portfolio at March 31, 2025, specialty finance loans and leases totaled $3.7 billion, or 5.5 percent of total loans held for investment, reflecting a decrease of $180 million or 5 percent compared to December 31, 2024. The decrease in specialty finance loans is a result of our decision to run off certain non-core loans as part of our overall loan portfolio strategy.

These loans are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The specialty finance loans and leases we fund fall into three categories: asset-based loans, dealer floor-plan lending and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of March 31, 2025, 86 percent of specialty finance loan commitments are structured as floating rate obligations.

One-to-Four Family Loans

One-to-four family loans decreased $14 million at March 31, 2025 compared to December 31, 2024, primarily driven by payoffs at par.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2025, excluding loans with government guarantees, loans in this portfolio had an average current FICO score of 743 and an average loan-to-value ratio of 50 percent.

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

Other Loans

At March 31, 2025, other loans decreased $50 million compared to December 31, 2024, primarily driven by payoffs at par.

Our home equity portfolio includes home equity loans, second mortgage loans, and home equity line of credits. As of March 31, 2025, loans in this portfolio had an average current FICO score of 751.

Loans Held for Sale

Loans held for sale at March 31, 2025 decreased $368 million compared to December 31, 2024, primarily due to the continued run-off of held for sale loans following the sale of our Mortgage Operations and sales of commercial loans, partially offset by mortgage originations during the three months ended March 31, 2025.

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

Assets Quality Measures

The following table presents the Company's asset quality measures at the respective dates:

	March 31, 2025	December 31, 2024
Non-accrual loans to total loans held for investment	4.93%	3.83%
Non-performing assets to total assets	3.37	2.62
Allowance for credit losses on loans and leases to non-accrual loans	35.61	45.93
Allowance for credit losses on loans and leases to total loans held for investment	1.75	1.76

Asset quality information excludes loans with repurchased government guarantees that are insured by U.S. government agencies.

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type:

(in millions)	March 31, 2025	December 31, 2024	Change
Multi-family	$2,361	$1,755	$606
Commercial real estate(1)	589	564	25
One-to-four family first mortgage	77	70	7
Commercial and industrial	231	202	29
Other Loans	22	24	(2)
Total non-accrual loans(2)	$3,280	$2,615	$665
Repossessed assets	12	14	(2)
Total non-accrual loans and repossessed assets	$3,292	$2,629	$663
(1)Includes Acquisition, Development, and Construction loans.
(2)Excludes $21 million of non-accrual held for sale loans.

Our total non-accrual loans increased $665 million at March 31, 2025 compared to December 31, 2024, primarily due to higher non-accrual MF loans as a result of one borrower relationship that was classified as non-accrual during the three months ended March 31, 2025.

Approximately 41 percent of our non-accrual loans are current on their contractual payment terms. In determining whether to place a loan on non-accrual we have considered whether a borrower will be able to service its debt under terms expected within the next 18 months based on current collateral and net operating income. Where net operating income is below the projected debt service and the collateral value is below the loan amount, we place loans on non-accrual.

The following table sets forth the changes in non-accrual loans at March 31, 2025:

(in millions)
Balance at December 31, 2024	$2,615
New non-accrual loans	842
Charge-offs	(43)
Transferred to held for sale	(25)
Loan payoffs, including dispositions and principal pay-downs	(102)
Restored to performing status	(7)
Balance at March 31, 2025	$3,280

Delinquencies

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances.

(in millions)	March 31, 2025	December 31, 2024	Change
Loans 30 to 89 Days Past Due:
Multi-family	$806	$749	$57
Commercial real estate(1)	85	70	15
One-to-four family first mortgage	28	25	3
Commercial and industrial	92	110	(18)
Other loans	9	11	(2)
Total loans 30-89 days past due	$1,020	$965	$55
(1)Includes Acquisition, Development, and Construction loans.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases at each period-end:

	March 31, 2025			December 31, 2024
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$609	1.82%	50.2%	$639	1.87%	49.9%
Commercial real estate loans(1)	289	2.51	17.3	304	2.57	17.4
One-to-four family first mortgage loans	37	0.71	7.8	39	0.75	7.6
Commercial and industrial	167	1.13	22.1	151	0.98	22.5
Other loans	66	3.85	2.6	68	3.85	2.6
Total loans	$1,168	1.75%	100.0%	$1,201	1.76%	100.0%
(1)Includes Acquisition, Development, and Construction loans.

The ACL on loans and leases decreased $33 million from December 31, 2024 to March 31, 2025. This decrease is primarily due to lower net charge-offs, our continued focus on credit reviews and the receipt of recent appraisals. Additionally, our ACL balance decreased since December 31, 2024, as result of the on-going strategic reduction of our MF, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by the negatively trending macro-economic environment.

The ACL on loans and leases to total loans held for investment ratio decreased to 1.75 percent at March 31, 2025, compared to 1.76 percent at December 31, 2024. Excluding loans with government guarantees, the allowance for credit losses was 1.76 percent at March 31, 2025, compared to 1.77 percent at December 31, 2024.

Our ACL is determined based on quantitative modeling that incorporates various economic forecast scenarios. The key inputs to our quantitative allowance for credit losses models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and commercial real estate portfolios. Our models consider the entire life of the loan, including both the interest only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our allowance for credit losses, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for rent-regulated multi-family loans. We have also considered our recent appraisal experience and the valuation risk present in loans with outstanding appraisals in estimating the qualitative component of our allowance for credit losses.

Charge-offs

The following table presents information on the Company's net charge-offs:

	Three Months Ended,
	March 31, 2025	March 31, 2024
(in millions)
Charge-offs:
Multi-family	$80	$11
Commercial real estate(1)	2	64
One-to-four family residential	1	—
Commercial and industrial	34	11
Other	7	5
Total charge-offs	$124	$91
Recoveries:
Multi-family	$—	$(1)
Commercial real estate(1)	—	—
Commercial and industrial	(6)	(7)
Other	(3)	(2)
Total recoveries	$(9)	$(10)
Net charge-offs	$115	$81
(1)Includes Acquisition, Development, and Construction loans.

Securities

Debt Securities Available-for-Sale

Debt securities available-for-sale increased $2.4 billion to $12.8 billion, or 13 percent of total assets, at March 31, 2025, compared to $10.4 billion, or 10 percent of total assets, at December 31, 2024. At March 31, 2025, 24 percent of our portfolio is comprised of floating rate securities.

As of March 31, 2025, the net unrealized loss on securities available for sale, net of tax, was $560 million, compared to $653 million at December 31, 2024, a decrease of $93 million, reflecting changes in market interest rates.

At March 31, 2025, debt securities available-for-sale had an estimated weighted average life of 5 years compared to 6 years at December 31, 2024. Mortgage-related securities included in debt securities available-for-sale were $10 billion and $8.6 billion at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at March 31, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale:
Due within one year	3.52%	—%	—%	—%
Due from one to five years	3.06	4.13	5.28	—
Due from five to ten years	2.46	1.61	5.48	—
Due after ten years	4.50	—	6.42	5.74
Total debt securities available for sale	4.42	2.62	5.46	5.74

Deposits

We compete for deposits and customers through multiple channels, including our retail branch network, our private banking business and mobile and interest bank applications. Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer and the attractiveness of their terms. The majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or retail deposits acquired through business combinations); however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources.

The following table sets forth the weighted average interest rates for each type of deposit:

	March 31, 2025			December 31, 2024
(in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$20,809	28%	3.10%	$20,780	27%	2.89%
Savings accounts	14,465	20%	3.08%	14,282	19%	3.22%
Certificates of deposit	25,887	35%	4.60%	27,324	36%	4.75%
Non-interest-bearing accounts	12,745	17%	—%	13,484	18%	—%
Total deposits	$73,906	100%	3.09%	$75,870	100%	3.12%

Total deposits at March 31, 2025 decreased $2.0 billion compared to December 31, 2024, primarily due to the payoff of brokered certificates of deposit reflecting our strategy to reduce higher cost funding and custodial deposits as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024, partially offset by an increase in non-service custodial deposits.

The following table presents the composition of the Company's brokered deposits for the periods presented:

(in millions)	March 31, 2025	December 31, 2024
Brokered interest-bearing checking and money market accounts	$244	$714
Brokered certificates of deposit	8,072	9,510
Total Brokered Deposits(1)	$8,316	$10,224
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	March 31, 2025	December 31, 2024
3 months or less	$3,042	$3,530
Over 3 months through 6 months	3,988	2,637
Over 6 months through 12 months	1,390	4,329
Over 12 months	2,669	2,099
Total time deposits in excess of $250,000 per depositor(1)	$11,089	$12,595
(1) Includes brokered deposit accounts. Each brokered deposit account has balances in excess of $250,000, the funds are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

(in millions)	March 31, 2025	December 31, 2024
Custodial deposits from subservicing relationships	$1	$947
Non-servicing custodial deposits	4,753	3,651
	$4,754	$4,598

Uninsured Deposits

At March 31, 2025, our deposit base included $13.0 billion of uninsured deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of March 31, 2025 total bank liquidity represented 231 percent of our uninsured deposits.

Borrowed Funds

The following table summarizes the Company's borrowed funds:

(in millions)	March 31, 2025	December 31, 2024
Wholesale borrowings:
FHLB advances	$13,150	$13,400
Total wholesale borrowings	$13,150	$13,400
Junior subordinated debentures	583	582
Subordinated notes	445	444
Total borrowed funds	$14,178	$14,426

At March 31, 2025 total borrowed funds decreased $248 million compared to December 31, 2024 primarily due to the repayment of $250 million of FHLB advances.

At March 31, 2025, and December 31, 2024 our wholesale borrowings had $250 million of callable features.

See Note 9 - Borrowed Funds, in Item 1, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

(in millions)	March 31, 2025	December 31, 2024
Federal Home Loan Bank stock, at cost:
FHLB-NY stock, at cost	$587	$598
FHLB-Indianapolis stock, at cost	255	329
Total Federal Home Loan Bank stock, at cost:	$842	$927
Federal Reserve Bank stock, at cost	219	219
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	$1,061	$1,146

At March 31, 2025, the total FHLB and FRB stock, decreased $85 million, primarily due to a reduction in borrowings in the three months ended March 31, 2025. FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB.

Bank-Owned Life Insurance (BOLI)

(in millions)	March 31, 2025	December 31, 2024
Bank-owned life insurance	$1,615	$1,605

At March 31, 2025, BOLI increased $10 million due to an increase in the cash surrender value of the underlying policies. Bank-owned life insurance is recorded at the total cash surrender value of the policies.

Risk Governance Framework

The Risk Management Division is responsible for formalizing the Company’s Risk Appetite Statement, which reflects the Board's and Management’s tolerance for risks and is set in alignment with the budget, strategic and capital plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten our ability to achieve the Company’s goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, key risk indicators are monitored against established risk warning levels and limits, as well as elevated risks escalated to the Chief Risk Officer.

To comprehensively manage our risk exposure, we focus on several critical areas outlined below, Credit Risk, Liquidity Risk, Interest Rate Risk and Regulatory Capital.

Credit Risk

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent as described more fully in our Annual Report on Form 10-K for the year ended December 31, 2024.

It is our practice to continually review the risk in our loan portfolio. We receive financial information from borrowers annually and in some cases more frequently. We most often receive updated borrower financial information in the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the debt service coverage ratio. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a debt service coverage ratio of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required. The largest substandard and non-accrual loans are reported and reviewed with the Risk Assessment Committee at least quarterly.

At March 31, 2025, $3.4 billion of multi-family loans reached their repricing date. Over 75 percent of the loans that repriced from December 31, 2024 to March 31, 2025 are current on their contractual payments.

Classified loans reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified loans at March 31, 2025 and December 31, 2024 were $11.6 billion and $11.5 billion, respectively. The increase in classified loans is primarily attributable to one large relationship that was placed on nonaccrual during the three months ended March 31, 2025. Excluding that relationship, the remaining classified loans decreased by $356 million.

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

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because there is significant uncertainty about whether we will be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement. When a loan is in non-accrual, we cease recording interest income on the loan, previously accrued and uncollected interest is reversed against interest income, and any subsequent interest collected is recorded as a reduction in the loan carrying amount. A loan is returned to accrual status only when the loan is current (minimum of six months of payment performance), and we have reasonable assurance that all contractual principal and interest related to the loan will be fully collectible. At March 31, 2025, $1.3 billion, or approximately 41 percent, of non-accrual loans were current based on their existing payment terms.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $82 million were recorded on MF and CRE loans at March 31, 2025, primarily driven by appraisals received on those loans.

It is our policy to order updated appraisals for all substandard and non-accrual loans that are collateralized by multi-family buildings, commercial real estate properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered at least annually until such time as the loan becomes pass rated. It is not our policy to obtain updated appraisals for performing loans that are not showing signs of credit weakness. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, an extension of a maturing loan, or when we determine an updated appraisal is needed as a result of our ongoing credit analysis. We evaluate loans that were previously placed on non-accrual at least quarterly to determine if additional charge-offs may be needed.

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

Liquidity Risk

We have established a liquidity risk management framework designed to ensure that the Company can meet its funding obligations in daily, business-as-usual and liquidity stress periods. We maintain a Liquidity Risk Policy that has been approved by the Board of Directors and is subject to review at least annually or if there are significant changes to our business activity. The Liquidity Risk Policy establishes the Company’s Risk Appetite and provides guidance for the roles and responsibilities of management and various oversight committees to oversee the liquidity risk management framework. The Company also maintains a Contingency Funding Plan (“CFP”) which has been approved by the Board of Directors. The CFP provides guidance to plan for potential periods of stress and to navigate actual periods of stress. The CFP specifies a series of Early Warning Indicators ("EWI") which we use to monitor funding or market conditions that may indicate a trend toward a period of stress and to provide guiding principles for the Company during a period of stress including identifying the operational steps needed to access available and contingent sources of liquidity.

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is the Company’s retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $13.0 billion of deposits that are uninsured or not collateralized by securities or letters of credit, representing 18 percent of our overall deposit base. We also obtain funding through various wholesale funding channels, including $13.2 billion of secured borrowings from the FHLB and an active brokered certificates of deposit issuance program with $8.1 billion outstanding as of March 31, 2025.

Our Liquidity Policy defines a limit framework which ensures the Company maintains liquidity and funding within our risk appetite. The limits require, among other elements, the Company to maintain a diverse funding profile while limiting concentration of funding by source, counterparty and maturity tenor. The policy also requires us to maintain sufficient on-balance sheet liquidity to support funding obligations under a severe, but plausible 30-day liquidity stress scenario. The Company monitors and reports its overall funding and liquidity risk appetite metrics on a daily basis and its cash position on an intraday basis.

We maintain a liquidity buffer of on-balance sheet cash reserves and High-Quality Liquid Assets (“HQLA”). We also maintain access to secured borrowings from the FHLB and FRB Discount Window. The investment securities the Company considers HQLA are all unencumbered, held as available-for-sale, and are either issued by government sponsored entities or are explicitly guaranteed by the U.S. government. We pledge eligible loan collateral with the FRB Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, is included in our Total Liquidity.

(in billions)	March 31, 2025	December 31, 2024
Cash at Federal Reserve	$12.0	$15.0
High-quality Liquid Assets	10.6	7.9
Total On-Balance Sheet Liquidity	$22.6	$22.9
FHLB Available Capacity	5.8	6.6
Discount Window Available Capacity	1.6	0.4
Total Liquidity	$30.0	$29.9

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. Our credit ratings were as follows:

	March 31, 2025	December 31, 2024
Long-Term Issuer Rating:
Moody's	B1	B2
Fitch	BB	BB
Morningstar DBRS	BBB (low)	BBB (low)
Short-Term Deposits Rating:
Moody's	NP	NP

During the three months ended March 31, 2025, Moody's upgraded our Long-Term Issuer rating from B2 to B1.

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

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At March 31, 2025, the Parent Company held cash and cash equivalents of $535 million. In addition to operating expenses, debt interest expense, and tax expense/credits, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Parent Company has two primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; and capital raised through the issuance of equity.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries without receiving a prior written determination of no supervisory objection from the OCC. In the three months ended March 31, 2025, there were no dividends paid by the Bank to the Parent Company.

At March 31, 2025, we believe the Parent Company has sufficient liquidity and capital resources to meet its cash flow obligations through 2028.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer certificates of deposit with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At March 31, 2025, we had certificates of deposit of $25.9 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $11.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $465 million at March 31, 2025 and $463 million at December 31, 2024.

At March 31, 2025, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of (Loss) Income.

At March 31, 2025, our total liquidity position was $30 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For March 31, 2025, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

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

Based on the information and assumptions in effect at March 31, 2025, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	5.9%
-100 shock	2.3%
+100 shock	(2.1)%
+200 shock	(5.1)%

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

Based on the information and assumptions in effect at March 31, 2025, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
-200 shock	0.5%
-100 shock	0.1%
+100 shock	(1.3)%
+200 shock	(2.9)%
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

At March 31, 2025, the estimated change in net interest income over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 1.4 percent and the estimated change for a 100 basis point increase in short term rates is a decrease of 2.4 percent.

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
•Category IV institutions are required to perform liquidity stress tests that consider the potential impact of market and idiosyncratic stresses over various time horizons, and to maintain an on-balance sheet liquidity buffer at least equal to the 30-day stress horizon. The Company maintains the required liquidity buffer and has developed and continues to enhance its liquidity stress capabilities.
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

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). As of March 31, 2025, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:
The following table presents the Company's regulatory capital position:

	Risk-Based Capital
March 31, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,904	11.90%	$8,408	12.65%	$10,132	15.25%	$8,408	8.45%
Minimum for capital adequacy purposes	2,990	4.50	3,987	6.00	5,316	8.00	3,979	4.00
Excess	$4,914	7.40%	$4,421	6.65%	$4,816	7.25%	$4,429	4.45%
December 31, 2024
Total capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%

The increase in our capital ratios from December 31, 2024 was primarily a result of lower risk-weighted assets due to a reduction in Loans and leases held for investment.

The following table presents the Bank's regulatory capital position:

	Risk-Based Capital
March 31, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,857	13.36%	$8,857	13.36%	$9,691	14.62%	$8,857	8.91%
Minimum for capital adequacy purposes	2,984	4.50	3,978	6.00	5,305	8.00	3,977	4.00
Excess	$5,873	8.86%	$4,879	7.36%	$4,386	6.62%	$4,880	4.91%
December 31, 2024
Total capital	$8,912	13.21%	$8,912	13.21%	$9,760	14.47%	$8,912	8.05%
Minimum for capital adequacy purposes	3,036	4.50	4,048	6.00	5,398	8.00	4,426	4.00
Excess	$5,876	8.71%	$4,864	7.21%	$4,362	6.47%	$4,486	4.05%

At March 31, 2025, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 725 basis points and the fully phased-in capital conservation buffer by 475 basis points.

At March 31, 2025, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments

We identified certain material weaknesses in management's report on internal control over financial reporting included within Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our progress toward remediation as of March 31, 2025 is discussed within Item 4 of this Form 10-Q. We do not expect the operational costs to remediate these material weaknesses to be material to the condensed consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS

Flagstar Financial, Inc.
Condensed Consolidated Statements of Financial Condition
(unaudited)

	March 31, 2025	December 31, 2024
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$12,614	$15,430
Securities:
Debt Securities available-for-sale	12,826	10,402
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	12,840	10,416
Loans held for sale	531	899
Loans and leases held for investment, net of deferred loan fees and costs	66,592	68,272
Less: Allowance for credit losses on loans and leases, held for investment	(1,168)	(1,201)
Total loans and leases held for investment, net	65,424	67,071
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,061	1,146
Premises and equipment, net	486	562
Core deposit and other intangibles	459	488
Bank-owned life insurance	1,615	1,605
Other assets	2,598	2,543
Total assets	$97,628	$100,160
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$20,809	$20,780
Savings accounts	14,465	14,282
Certificates of deposit	25,887	27,324
Non-interest-bearing accounts	12,745	13,484
Total deposits	73,906	75,870
Borrowed funds:
Wholesale borrowings	13,150	13,400
Junior subordinated debentures	583	582
Subordinated notes	445	444
Total borrowed funds	14,178	14,426
Other liabilities	1,390	1,696
Total liabilities	89,474	91,992
Commitment and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par 0.01 (666,666,666 and 666,666,666 shares authorized; 422,502,724 and 422,416,178 shares issued; and 415,021,890 and 414,934,628 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,286	9,282
(Accumulated deficit)	(875)	(763)
Treasury stock, at cost (7,480,834 and 7,481,550 shares, respectively)	(212)	(219)
Accumulated other comprehensive loss, net of tax	(553)	(640)
Total stockholders’ equity	8,153	8,167
Total liabilities, mezzanine and stockholders’ equity	$97,628	$100,160

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of (Loss) Income
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
INTEREST INCOME:
Loans and leases	$860	$1,193
Securities and money market investments	304	320
Total interest income	1,164	1,513
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	167	232
Savings accounts	111	47
Certificates of deposit	308	291
Borrowed funds	168	319
Total interest expense	754	889
Net interest income	410	624
Provision for credit losses	79	315
Net interest income after provision for credit loan losses	331	309
NON-INTEREST INCOME:
Fee income	22	34
Bank-owned life insurance	10	10
Net return on mortgage servicing rights	—	21
Net gain on loan sales and securitizations	13	20
Net loan administration income	4	16
Bargain purchase gain	—	(121)
Other	31	29
Total non-interest income	80	9
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	244	333
FDIC insurance	50	50
Occupancy and equipment	55	52
General and administrative	147	186
Total operating expense	496	621
Intangible asset amortization	28	35
Merger-related and restructuring expenses	8	43
Total non-interest expense	532	699
(Loss) before income taxes	(121)	(381)
Income tax (benefit)	(21)	(54)
Net (loss)	$(100)	$(327)
Preferred stock dividends	8	8
Net (loss) attributable to common stockholders	$(108)	$(335)
Basic (loss) per common share(1)	$(0.26)	$(1.36)
Diluted (loss) per common share(1)	$(0.26)	$(1.36)
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net (loss)	$(100)	$(327)
Other comprehensive (loss) income, net of tax:
Debt securities available for sale	93	(70)
Pension and post-retirement obligations	1	1
Cash flow hedges	(7)	51
Total other comprehensive (loss) income, net of tax	$87	$(18)
Total comprehensive (loss), net of tax	$(13)	$(345)
Income tax expense (benefit) of items included in other comprehensive income:
Debt securities available for sale	$33	$23
Pension and post-retirement obligations	—	(1)
Cash flow hedges	(2)	(23)

See accompanying notes to the consolidated financial statements

Flagstar Financial, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	463,831	—	—	(11)	—	11	—	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15	—
Net (loss)	—	—	—	—	(100)	—	—	(100)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(376,569)	—	—	—	—	(4)	—	(4)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	87	87	—
Balance at March 31, 2025	415,021,890	$503	$4	$9,286	$(875)	$(212)	$(553)	$8,153	$1

Balance at December 31, 2023(1)	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	337
Issuance of Common Shares for the Conversion of Series C preferred, net(1)	2,250,333	—	—	9	—	—	—	9	—
Issuance of Common Shares for March 2024 capital raise(1)	25,543,655		1	101				102
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures(1)	(86,865)	—	—	(1)	—	1	—	—	—
Compensation expense related to restricted stock awards	—	—	—	6	—	—	—	6	—
Net (loss)	—	—	—	—	(327)	—	—	(327)	—
Dividends paid on common stock ($0.15)(1)	—	—	—	—	(35)	—	—	(35)	—
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock(1)	(300,714)	—	—	—	—	(8)	—	(8)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18)	(18)	—
Balance at March 31, 2024(1)	268,095,199	$503	$3	$8,653	$73	$(225)	$(617)	$8,390	$595
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(100)	$(327)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	79	315
Amortization of intangibles	28	35
Depreciation	11	11
Amortization of discounts and premiums, net	32	49
Net gain on sales of loans and securitizations	(13)	(20)
Bargain purchase gain adjustment	—	121
Stock-based compensation	15	6
Deferred tax expense	(26)	(75)
Changes in operating assets and liabilities:
Increase in other miscellaneous assets	(85)	(31)
Decrease in other miscellaneous liabilities	(641)	(476)
Change in loans held for sale, net	110	98
Net cash used in operating activities	(590)	(294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	375	627
Proceeds from sales of securities available for sale including loans that have been securitized	271	123
Purchase of securities available for sale	(2,669)	(812)
Redemption of Federal Home Loan Bank stock	86	5
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(1)	(163)
Proceeds from bank-owned life insurance, net	—	6
Net proceeds from sales of MSR's	—	61
Other changes in loans, net	1,525	2,151
Purchases of premises and equipment	(12)	(38)
Net cash (used in) provided by investing activities	(425)	1,960
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,967)	(6,672)
Net decrease (increase) in short-term borrowed funds	(250)	2,959
Proceeds from long-term borrowed funds	—	10,800
Repayments of long-term borrowed funds	—	(8,301)
Net receipt of payments of loans serviced for others	336	10
Cash dividends paid on common stock	(4)	(8)
Cash dividends paid on preferred stock	(8)	(35)
Proceeds from common stock and warrants issued, net	—	413
Proceeds from preferred stock issued, net	—	595
Payments relating to treasury shares received for restricted stock award tax payments	(4)	(8)
Net cash used in financing activities	(1,897)	(247)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,912)	1,419
Cash, cash equivalents, and restricted cash at beginning of period	15,559	11,609
Cash, cash equivalents, and restricted cash at end of period	$12,647	$13,028
Supplemental information:
Cash paid for interest	$817	$777
Cash paid for income taxes	12	9
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$5	$4
Securitization of loans to mortgage-backed securities available for sale	271	123
Transfer of loans from held for investment to held for sale	273	1,072
Shares issued for restricted stock awards	11	1

See accompanying notes to the consolidated financial statements.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Flagstar Financial, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”, "our" or "we") was organized under Delaware law on July 20, 1993, and is the holding company for Flagstar Bank N.A. (hereinafter referred to as the “Bank”). The Company is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. Effective October 25, 2024, our Board of Directors approved and adopted an amendment to our Amended and Restated Certificate of Incorporation, changing our name to Flagstar Financial, Inc. Additionally, our common stock which is traded on the New York Stock Exchange ceased trading under the ticker symbol "NYCB" and commenced trading under the ticker symbol "FLG."

The Company is subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the Office of the Comptroller of the Currency.

Flagstar Bank, N.A. operates approximately 400 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. The accompanying financial statements of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used primarily in connection with the determination of the allowance for credit losses.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included on our Form 10-K for the year ended December 31, 2024. Except for per share or otherwise specified amounts, all amounts presented within the tables below are stated in millions.

All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 9 - Borrowed Funds,” for additional information regarding these trusts.

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

Note 2 - Computation of Earnings per Common Share

Earnings per Common Share (Basic and Diluted)

Earnings per Common Share is calculated under the two-class method as the unvested restricted stock awards granted by the Company are considered participating securities due to the awards non-forfeitable rights to dividends paid on our common stock. Under the two-class method all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends on our common stock.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding. The potential dilutive effect of our warrants and convertible preferred stock is determined using the if-converted method and the potential dilutive effect of our stock options and stock-based awards is

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

determined using the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods where the effect would be antidilutive.

The following table reflects basic and diluted weighted average shares and net income (loss) per share:

	Three Months Ended March 31,
	2025	2024 (1)
Net (loss) attributable to common stockholders	$(108)	$(335)
Less: Income allocated to participating securities	—	—
(Loss) attributable to common stock	$(108)	$(335)
Weighted average common shares outstanding	414,824,158	246,682,592
Basic (loss) per common share	$(0.26)	$(1.36)
(Loss) attributable to common stock	$(108)	$(335)
Weighted average common shares outstanding	414,824,158	246,682,592
Dilutive potential common shares	—	—
Total shares for diluted earnings per common share computation	414,824,158	246,682,592
Diluted (loss) per common share and common share equivalents	$(0.26)	$(1.36)
(1)On June 27, 2024, the Company announced a 1 for 3 reverse stock split, effective July 11, 2024. This reverse stock split is reflected retroactively in all periods presented. See Note 1 - Organization and Basis of Presentation.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in Accumulated other comprehensive loss, net of tax:

	Debt Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2024	$(653)	$47	$(34)	(640)
Other comprehensive income (loss) before reclassification, net of tax	93	—	—	93
Amounts reclassified from AOCI, net of tax	—	(7)	1	(6)
Other comprehensive income (loss), net of tax	93	(7)	1	87
Balance as of March 31, 2025	$(560)	$40	$(33)	(553)

	Debt Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2023	$(581)	$10	$(28)	(599)
Other comprehensive income (loss) before reclassification, net of tax	(70)	68	—	(2)
Amounts reclassified from AOCI, net of tax	—	(17)	1	(16)
Other comprehensive income (loss), net of tax	(70)	51	1	(18)
Balance as of March 31, 2024	$(651)	$61	$(27)	(617)

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax:

	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)		Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
	March 31, 2025	March 31, 2024
Cash Flow Hedges:
Realized gain on cash flow hedges	$9	$23	Interest expense - Borrowed funds
Tax benefit	(2)	(6)	Income tax (expense)
	$7	$17
Pension and Post-retirement Plans:
Amortization of actuarial losses	(1)	(1)	General and administrative
Tax benefit	—	—	Income tax (expense)
	$(1)	$(1)
Amounts reclassified from AOCI, net of tax	$6	$16
(1)Amounts in parentheses indicate expense items.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Cumulative Amount of Fair Value Hedging Adjustment	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$9,096	$53	$405	$—	$8,744
GSE certificates	1,254	1	145	—	1,110
Private Label collateralized mortgage obligations	156	7	1	—	162
Total mortgage-related debt securities	$10,506	$61	$551	$—	$10,016
Other Debt Securities:
GSE debentures	$1,502	$—	$261	$—	$1,241
U. S. Treasury obligations	1,002	—	1	7	1,008
Corporate bonds	259	—	10	—	249
Asset-backed securities (2)	232	—	3	—	229
Capital trust notes	47	5	9	—	43
Foreign notes	35	—	—	—	35
Municipal bonds	5	—	—	—	5
Total debt securities	$3,082	$5	$284	$7	$2,810
Total debt securities available for sale, net of allowance(1)(3)	$13,588	$66	$835	$7	$12,826
(1)As of March 31, 2025, the allowance for credit losses was $3 million.
(2)At March 31, 2025, substantially all of our debt securities available-for-sale are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government.
(3)Excludes accrued interest receivable of $40 million included in Other assets in the Condensed Consolidated Statements of Condition.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$7,724	$27	$447	$7,304
GSE certificates	1,273	—	167	1,106
Private Label collateralized mortgage obligations	158	6	1	163
Total mortgage-related debt securities	$9,155	$33	$615	$8,573
Other Debt Securities:
GSE debentures	$1,502	$—	$299	$1,203
Corporate bonds	314	—	6	308
Asset-backed securities (2)	237	1	2	236
Capital trust notes	47	5	10	42
Foreign Notes	35	—	—	35
Municipal bonds	5	—	—	5
Total debt securities	$2,140	$6	$317	$1,829
Total securities available for sale, net of allowance(1)(3)	$11,295	$39	$932	$10,402
(1)As of December 31, 2024, the allowance for credit losses was $3 million.
(2)At December 31, 2024, substantially all of our debt securities available-for-sale are comprised of securities issued by government sponsored entities or are explicitly guaranteed by the U.S. government.
(3)Excludes accrued interest receivable of $35 million included in Other assets in the Condensed Consolidated Statements of Condition.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2025, the Company had $587 million of FHLB-NY stock, at cost and $255 million of FHLB-Indianapolis stock, at cost. At December 31, 2024, the Company had $598 million of FHLB-NY stock, at cost and $329 million of FHLB-Indianapolis stock, at cost. The Company maintains an investment in FHLB stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes. In addition, at March 31, 2025, the Company had $219 million of Federal Reserve Bank stock, at cost. The Company had $219 million of Federal Reserve Bank stock, at December 31, 2024.

There were no realized gains and losses on sales of available-for-sale securities during the three months ended March 31, 2025 and 2024. No available-for-sale securities were sold during the three month periods ended March 31, 2025 and 2024.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total
(in millions)
Available-for-Sale Debt Securities:
Due within one year	$80	$—	$—	$—	$80
Due from one to five years	112	1,002	222	—	1,336
Due from five to ten years	287	1,502	84	—	1,873
Due after ten years	10,027	—	40	232	10,299
Total debt securities available for sale, net of allowance	$10,506	$2,504	$346	$232	$13,588

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2025:

	Number of Debt Securities	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE collateralized mortgage obligations	221	$1,869	$7	$2,829	$398	$4,698	$405
U.S. Government agency and GSE obligations	33	—	—	1,241	261	1,241	261
GSE certificates	328	11	—	1,045	145	1,056	145
U. S. Treasury obligations	—	1,001	1	—	—	1,001	1
Corporate bonds	8	73	2	175	8	248	10
Asset-backed securities	5	15	—	150	3	165	3
Capital trust notes	5	—	—	34	9	34	9
Private Label collateralized mortgage obligations	2	4	—	16	1	20	1
Foreign notes	1	—	—	10	—	10	—
Municipal bonds	1	—	—	5	—	5	—
Total debt securities in a continuous unrealized loss position	604	$2,973	$10	$5,505	$825	$8,478	$835

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2024:

	Number of Debt Securities	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE collateralized mortgage obligations	223	$1,636	$3	$2,822	$444	$4,458	$447
U.S. Government agency and GSE obligations	33	—	—	1,203	299	1,203	299
GSE certificates	328	38	—	1,040	167	1,078	167
Corporate bonds	11	—	—	308	6	308	6
Asset-backed securities	5	—	—	154	2	154	2
Capital trust notes	5	—	—	33	10	33	10
Private Label collateralized mortgage obligations	2	—	—	17	1	17	1
Foreign notes	1	—	—	10	—	10	—
Municipal bonds	1	—	—	5	—	5	—
Total debt securities in a continuous unrealized loss position	609	$1,674	$3	$5,592	$929	$7,266	$932

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. Otherwise, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the amount to be collected is less than the amortized cost, an allowance for credit losses is established for the difference, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 5 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees or fair value adjustments for acquired loans:

	March 31, 2025		December 31, 2024
	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Multi-family	$33,437	50.2%	$34,093	49.9%
Commercial real estate(1)	11,510	17.3%	11,836	17.4%
One-to-four family first mortgage	5,187	7.8%	5,201	7.6%
Commercial and industrial	12,685	19.1%	13,260	19.4%
Lease financing, net of unearned income of $162 and $258, respectively	2,057	3.0%	2,116	3.1%
Other	1,716	2.6%	1,766	2.6%
Total loans and leases held for investment (2)	$66,592	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,168)		(1,201)
Total loans and leases held for investment, net	$65,424		$67,071
Loans held for sale, at fair value	531		899
Total loans and leases, net	$65,955		$67,970
(1)Includes Acquisition, Development, and Construction loans.
(2)Excludes accrued interest receivable of $264 million and $277 million at March 31, 2025 and December 31, 2024, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.

Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the Federal Housing Administration or the U.S. Department of Veterans Affairs. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the Federal Housing Administration until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. The Bank also has a unilateral option to repurchase loans sold and serviced for the Government National Mortgage Association if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in Other liabilities on the Condensed Consolidated Statements of Condition. As of March 31, 2025 and December 31, 2024, loans with government guarantees totaled $373 million and $360 million.

Loans Held for Sale

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

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease recording interest income, and any previously accrued and uncollected interest is reversed against interest income. Interest received on non-accrual loans is recorded as a reduction to the the principal outstanding. A loan is only returned to accrual status when the loan is current (typically a minimum of six months of payment performance) and we have reasonable assurance that the loan will be fully collectible. When we have reasonable assurance that the loan will be fully collectible, then interest payments may be recognized in interest income on a cash basis. As of March 31, 2025 and December 31, 2024 there was no interest income recognized on

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

non-accrual loans classified as held for sale. At March 31, 2025 and December 31, 2024 we had no loans that were 90 days or more past due and still accruing interest.
The following table is a summary of non-accrual loans held for sale:

	March 31, 2025	December 31, 2024
Non-accrual loans held for sale:
Multi-family	$—	$51
Commercial real estate(1)	—	215
One-to-four family first mortgage	3	57
Commercial and industrial	18	—
Total non-accrual loans held for sale	$21	$323
(1)Includes Acquisition, Development, and Construction loans.
Asset Quality

Asset quality information excludes loans with repurchased government guarantees that are insured by U.S. government agencies.

The following table presents information regarding the delinquency status of the Company’s loans held for investment at March 31, 2025:

	Loans 30-89 Days Past Due	Non-Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$806	$2,361	$30,270	$33,437
Commercial real estate(1)	85	589	10,836	11,510
One-to-four family first mortgage	28	77	5,082	5,187
Commercial and industrial(2)	92	231	14,419	14,742
Other	9	22	1,685	1,716
Total	$1,020	$3,280	$62,292	$66,592
(1)Includes Acquisition, Development, and Construction loans.
(2)Includes lease financing receivables.
The following table presents information regarding the delinquency status of the Company’s loans held for investment at December 31, 2024:

	Loans 30-89 Days Past Due	Non-Accrual Loans	Remaining	Total Loans Receivable
Multi-family	$749	$1,755	$31,589	$34,093
Commercial real estate(1)	70	564	11,202	11,836
One-to-four family first mortgage	25	70	5,106	5,201
Commercial and industrial(2)	110	202	15,064	15,376
Other	11	24	1,731	1,766
Total	$965	$2,615	$64,692	$68,272
(1)Includes Acquisition, Development, and Construction loans.
(2)Includes lease financing receivables.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the credit rating by vintage for our loans held for investment as of March 31, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
	2025	2024	2023	2022	2021	Prior To 2021			Total
Multi-family:
Pass	$—	$16	$734	$6,553	$5,824	$9,495	$6	$115	$22,743
Special Mention	—	—	26	610	626	745	—	—	2,007
Substandard	—	2	138	472	972	4,722	4	16	6,326
Non-accrual	—	—	—	262	339	1,760	—	—	2,361
Total Multi-family	—	18	898	7,897	7,761	16,722	10	131	33,437
Year to date gross charge-offs	—	—	—	(8)	(15)	(57)	—	—	(80)
Commercial Real Estate:(1)
Pass	$128	$514	$1,227	$1,843	$1,080	$2,853	$1,313	$151	$9,109
Special Mention	—	—	75	133	49	96	76	58	487
Substandard	—	6	48	136	85	743	96	211	1,325
Non-accrual	—	—	40	38	28	479	2	2	589
Total Commercial Real Estate(1)	128	520	1,390	2,150	1,242	4,171	1,487	422	11,510
Year to date gross charge-offs	—	—	—	(1)	—	(1)	—	—	(2)
One-to-Four Family
Pass	$86	$340	$453	$2,313	$814	$810	$81	$3	$4,900
Substandard	—	1	3	11	2	193	—	—	210
Non-accrual	—	2	6	19	12	36	2	—	77
Total One-to-Four Family	86	343	462	2,343	828	1,039	83	3	5,187
Year to date gross charge-offs	—	—	—	(1)	—	—	—	—	(1)
Commercial and Industrial(2)
Pass	$448	$1,281	$2,537	$2,096	$739	$1,238	$5,138	$329	$13,806
Special Mention	2	21	35	24	9	4	167	10	272
Substandard	1	17	45	53	50	56	202	9	433
Non-accrual	—	2	26	157	9	23	9	5	231
Total Commercial and Industrial	451	1,321	2,643	2,330	807	1,321	5,516	353	14,742
Year to date gross charge-offs	(8)	—	(10)	(12)	(3)	(1)	—	—	(34)
Other Loans
Pass	$25	$36	$32	$23	$5	$41	$1,402	$127	$1,691
Special Mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	1	—	—	—	—	—	1
Non-accrual	—	—	—	—	—	4	14	4	22
Total Other Loans	25	36	35	23	5	45	1,416	131	1,716
Year to date gross charge-offs	(2)	—	(1)	(2)	—	(2)	—	—	(7)
(1)Includes Acquisition, Development, and Construction loans.
(2)Includes lease financing receivables.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family:
Pass	$17	$700	$6,599	$6,070	$5,203	$3,997	$27	$—	$22,613
Special Mention	—	14	688	694	646	795	1	—	2,838
Substandard	2	123	529	868	1,526	3,834	5	—	6,887
Non-accrual	—	—	113	144	274	1,224	—	—	1,755
Total Multi-family	19	837	7,929	7,776	7,649	9,850	33	—	34,093
Year to date gross charge-offs	—	—	(28)	(34)	(42)	(204)	—	—	(308)
Commercial Real Estate:(1)
Pass	$542	$1,298	$1,753	$1,106	$576	$2,068	$1,597	$367	$9,307
Special Mention	—	72	130	69	106	138	120	—	635
Substandard	2	31	179	110	162	723	117	6	1,330
Non-accrual	—	37	34	36	4	447	6	—	564
Total Commercial Real Estate(1)	544	1,438	2,096	1,321	848	3,376	1,840	373	11,836
Year to date gross charge-offs	—	(8)	(81)	(1)	(27)	(349)	—	—	(466)
One-to-Four Family
Pass	$250	$521	$2,431	$859	$178	$609	$80	$2	$4,930
Substandard	1	2	8	2	16	172	—	—	201
Non-accrual	—	4	16	10	7	28	5	—	70
Total One-to-Four Family	251	527	2,455	871	201	809	85	2	5,201
Year to date gross charge-offs	—	—	(1)	—	—	(7)	—	—	(8)
Commercial and Industrial(2)
Pass	$1,267	$2,609	$2,014	$651	$450	$759	$5,554	$1,164	$14,468
Special Mention	17	29	18	4	2	11	119	6	206
Substandard	13	50	72	72	7	13	265	8	500
Non-accrual	3	5	160	9	8	15	2	—	202
Total Commercial and Industrial	1,300	2,693	2,264	736	467	798	5,940	1,178	15,376
Year to date gross charge-offs	(3)	(20)	(40)	(20)	(19)	(34)	—	—	(136)
Other Loans
Pass	$100	$29	$12	$4	$2	$32	$1,441	$121	$1,741
Special Mention	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	5	19	—	24
Total Other Loans	100	29	12	4	2	37	1,461	121	1,766
Year to date gross charge-offs	(2)	(4)	(4)	(1)	(1)	(8)	—	—	(20)
(1)Includes Acquisition, Development, and Construction loans.
(2)Includes lease financing receivables.

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. Commercial real estate loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.

The following table summarizes the recorded investment of the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2025:

Real Property
Multi-family	$2,470
Commercial real estate(1)	580
One-to-four family first mortgage	73
Commercial and industrial	4
Total collateral-dependent loans held for investment	$3,127
(1)Includes Acquisition, Development, and Construction loans.

At March 31, 2025 and December 31, 2024, the Company had $53 million and $41 million of residential mortgage loans in the process of foreclosure, respectively.

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

During the three months ended March 31, 2025 and 2024 there were an immaterial and $26 million of loans modified to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three Months Ended March 31, 2025
Commercial real estate(1)	—%	—%	1.08
One-to-four family first mortgage	9.24%	4.24%	1.3
Other	10.74%	—%	—
Three Months Ended March 31, 2024
Multi-family	8.13%	6.95%	N/A
Commercial real estate(1)	8.08%	6.00%	N/A
One-to-four family first mortgage	4.66%	3.76%	15.3
Commercial and industrial	6.78%	6.50%	0.3
Other	11.01%	4.76%	1.8
(1)Includes Acquisition, Development, and Construction loans.

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted in the first three months of 2025 and were within twelve months of the modification date:

	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Commercial real estate(1)	$4	$—	$—	$4
One-to-four family first mortgage	3	1	3	7
Total	$7	$1	$3	$11
(1)Includes Acquisition, Development, and Construction loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at March 31, 2025, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	March 31, 2025
	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate(1)	$—	$—	$4	$4
One-to-four family first mortgage	6	—	6	12
Commercial and industrial	—	—	1	1
Total	$6	$—	$11	$17
(1)Includes Acquisition, Development, and Construction loans.

The following table provides a summary of loan balances at March 31, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	March 31, 2024
	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$8	$—	$—	$8
Commercial real estate(1)	2	—	—	2
One-to-four family first mortgage	2	—	8	10
Commercial and industrial	12	2	—	14
Other	1	—	—	1
Total	$25	$2	$8	$35
(1)Includes Acquisition, Development, and Construction loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 6 - Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate(1)	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Three Months Ended March 31, 2025
Balance, beginning of period	$639	$304	$39	$151	$68	$1,201
Charge-offs	(80)	(2)	(1)	(34)	(7)	(124)
Recoveries	—	—	—	6	3	9
Provision for (recovery of) credit losses on loans and leases	50	(13)	(1)	44	2	82
Balance, end of period	$609	$289	$37	$167	$66	$1,168
Three Months Ended March 31, 2024
Balance, beginning of period	$307	$402	$47	$131	$105	$992
Charge-offs	(11)	(64)	—	(11)	(5)	(91)
Recoveries	1	—	—	7	2	10
Provision for (recovery of) credit losses on loans and leases	172	144	(5)	26	(33)	304
Balance, end of period	$469	$482	$42	$153	$69	$1,215
(1)Includes Acquisition, Development, and Construction loans.

Interest rates remain high as compared to the interest rates in our existing portfolio, which continues to put pressure on the ability of certain borrowers with interest rates resetting to cover debt service. When combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, debt service levels may approach or exceed some properties' net operating income, which increases the risk of loss.

The allowance for credit losses to total loans and leases held for investment ratio at March 31, 2025 and December 31, 2024 was 1.75 percent and 1.76 percent, respectively. Excluding loans with government guarantees, the allowance for credit losses was 1.76 percent at March 31, 2025, compared to 1.77 percent at December 31, 2024. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the reasonable and supportable forecast period. Therefore, we have continued to incorporate a higher probability of default related to those loans as they approach their scheduled repricing date in the measurement of our allowance for credit losses.

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

As of March 31, 2025 and December 31, 2024, the allowance for unfunded commitments totaled $47 million and $50 million, respectively.

The Company charges-off loans, or portions of loans, when they are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Company received notification that the borrower has filed for bankruptcy.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents additional information about the Company’s non-accrual loans at March 31, 2025:

	Recorded Investment	Related Allowance
Non-accrual loans with no related allowance:
Multi-family	$1,563	$—
Commercial real estate(1)	446	—
One-to-four family first mortgage	67	—
Commercial and Industrial	46	—
Other	1	—
Total non-accrual loans with no related allowance	$2,123	$—
Non-accrual loans with an allowance recorded:
Multi-family	$798	$100
Commercial real estate(1)	143	35
One-to-four family first mortgage	10	1
Commercial and Industrial	185	53
Other	21	20
Total non-accrual loans with an allowance recorded	$1,157	$209
Total non-accrual loans:
Multi-family	$2,361	$100
Commercial real estate(1)	589	35
One-to-four family first mortgage	77	1
Commercial and Industrial	231	53
Other	22	20
Total non-accrual loans	$3,280	$209
(1)Includes Acquisition, Development, and Construction loans.

The following table presents additional information about the Company’s non-accrual loans at December 31, 2024:

	Recorded Investment	Related Allowance
Non-accrual loans with no related allowance:
Multi-family	$1,092	$—
Commercial real estate(1)	429	—
One-to-four family first mortgage	61	—
Commercial and Industrial	51	—
Other	3	—
Total non-accrual loans with no related allowance	$1,636	$—
Non-accrual loans with an allowance recorded:
Multi-family	$663	$77
Commercial real estate(1)	135	31
One-to-four family first mortgage	9	1
Commercial and Industrial	151
Other	21	55
Total non-accrual loans with an allowance recorded	$979	$164
Total non-accrual loans:
Multi-family	$1,755	$77
Commercial real estate(1)	564	31
One-to-four family first mortgage	70	1
Commercial and Industrial	202	—
Other	24	55
Total non-accrual loans	$2,615	$164
(1)Includes Acquisition, Development, and Construction loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7 - Leases, Premises and Equipment

Lessor Arrangements
The Company provides equipment leases through a subsidiary, mainly to large, investment-grade corporate clients. These qualify as direct financing leases which are recorded based upon the lease payments, estimated residual values and direct costs, excluding unearned income and uses the implicit interest rate to determine the value. Lease terms typically range from 24 to 120 months. The Company bases residual value estimates on asset life, market value, and lessee behavior using industry data and third-party appraisals. At the end of the lease term, the lessee can return, renew, or purchase the equipment at its fair market value. Impairment of residual values occurs if the fair value is less than the carrying amount. The Company reviews its direct financing leases for impairment annually. We utilize residual value insurance for certain of our direct finance leases. As of March 31, 2025 and December 31, 2024, we had residual value insurance in place on $259 million and $262 million of our leased assets, respectively.
Interest income on lease financing is recorded over the lease term and recorded in Loans and leases interest income on the Condensed Consolidated Statements of (Loss) Income. Interest income from direct finance leases was $24 million and $38 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs were $23 million and $18 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Supplemental balance sheet information related to the Company’s operating lease arrangements is presented below:

	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$413	$416
Operating lease liabilities	$465	$463
Weighted average remaining lease term	10.5 years	10.7 years
Weighted average discount rate %	4.78%	4.77%

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Supplemental cash flow information related to the leases:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$18

Premises and Equipment

The table below presents the Company’s Premises and equipment:

	March 31, 2025	December 31, 2024
Premises and equipment	$1,014	$1,131
Less: Accumulated depreciation	(528)	(569)
Premises and equipment, net	$486	$562

Depreciation is included in Occupancy and equipment in the Condensed Consolidated Statements of (Loss) Income and amounted to $11 million and $11 million in the three months ended March 31, 2025 and March 31, 2024 respectively.

Note 8 - Variable Interest Entities
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

We have no consolidated VIEs as of March 31, 2025 and December 31, 2024.
In connection with non-qualified mortgage securitization activities, we have retained a 5% percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIE in our Condensed Consolidated Statements of Condition. The Bank’s maximum exposure to loss is limited to our 5% percent retained interest in the investment securities that had a fair value of $162 million as of March 31, 2025 as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 9 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

	March 31, 2025	December 31, 2024
Wholesale borrowings:
FHLB advances	$13,150	$13,400
Federal Reserve Bank term funding	—	—
Total wholesale borrowings	$13,150	$13,400
Junior subordinated debentures	583	582
Subordinated notes	445	444
Total borrowed funds	$14,178	$14,426

Our FHLB available capacity has been expanded from overnight funding to 6-month tenor on new and rollover of existing advances. Our FHLB available capacity was $5.8 billion and $6.6 billion at March 31, 2025 and December 31, 2024, respectively. On April 15th, 2025, our borrowing tender limit changed from a 6-month tenor on new and rollover of existing advances to a 12-month tenor.

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and amounted to $49 million and $51 million, respectively, at March 31, 2025 and December 31, 2024.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at March 31, 2025 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2025	$3,500	4.64	$3,750	4.56
2026	3,000	4.87	3,000	4.87
2027	4,000	4.58	4,000	4.58
2028	2,400	4.85	2,400	4.85
2032	250	3.50	—	—
Total FHLB advances	$13,150		$13,150

Our FHLB advances include fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

Junior Subordinated Debentures

The Company had $610 million at March 31, 2025 and December 31, 2024, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.
The following table presents contractual terms of the junior subordinated debentures outstanding at March 31, 2025:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	6.16%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.81%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.21%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.81%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.81%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.81%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	6.56%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	6.56%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	6.31%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	6.06%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	6.01%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	7.06%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$610	$589
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes acquisition fair value adjustments of $27 million.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Subordinated Notes

At March 31, 2025 and December 31, 2024, the Company had a total of $445 million and $444 million subordinated notes outstanding, respectively, of fixed-to-floating rate subordinated notes outstanding:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	7.343%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes bore interest at an initial rate of 5.90 percent per annum payable semi-annually. From and including November 6, 2023 to, but excluding, the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month Secured Overnight Financing Rate plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to Secured Overnight Financing Rate thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.
Note 10 - Pension Benefits
The following table sets forth certain disclosures for the Company’s pension plan for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Components of net periodic pension expense (income):(1)
Interest cost	$1	$1
Expected return on plan assets	(4)	(4)
Amortization of net actuarial loss	1	1
Net periodic expense (income)	$(2)	$(2)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of (Loss) Income

Note 11 - Federal, State, and Local Taxes

The applicable income tax benefit was $21 million and $54 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 were 17.8 percent and 14.3 percent, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Company's uncertain tax positions could increase or decrease during the next twelve months, the Company believes it is unlikely that its recognized tax benefits will change by a material amount during the next twelve months.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of restricted stock units, performance-based stock units, and stock options through the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan. As of March 31, 2025, we have authorized 7,000,659 shares available for grant. Restricted stock units and performance-based stock units are granted at the closing market price on the date of the grant. The Company generally utilizes the Black-Scholes option pricing model to measure the fair value of stock options at the grant date. Forfeitures of restricted stock units, performance-based stock units, and stock options are accounted for as they occur.

The following table presents total stock-based compensation expense and the related tax benefit:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	15	8
Tax benefit	2	2
Restricted Stock

The Company granted 3,854,284 shares of restricted stock, with an average fair value of $11.78 per share on the date of grant, during the three months ended March 31, 2025. The shares of restricted stock that were granted during the first three months of 2025 vest over a one to three year period.

The following table provides a summary of activity with regard to restricted stock units (RSUs):

	Three Months Ended March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,621,331	$17.20
Granted	3,854,284	11.78
Vested	(1,027,994)	18.48
Forfeited	(674,113)	18.61
Unvested at end of period	9,773,508	14.83

As of March 31, 2025, unrecognized compensation cost relating to unvested restricted stock totaled $119 million. This amount will be recognized over a remaining weighted average period of 2.5 years.

Stock Options
The following table summarizes stock options activity for the period indicated:

	Three months ended March 31, 2025
	Number of Options	Weighted- Average Exercise Price per Share
Unvested at beginning of year	12,083,000	$8.69
Granted	—	—
Vested	(1,750,000)	9.34
Forfeited	(1,000,000)	9.21
Unvested at end of period	9,333,000	8.52
Exercisable at end of period	3,000,000
As of March 31, 2025, the remaining amount of unamortized compensation expense relating to stock options totaled $41 million. This amount will be recognized over a remaining weighted average period of 2.1 years.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 13 - Derivative and Hedging Activities and Restricted Cash

Derivative financial instruments are recorded at fair value in Other assets and Other liabilities on the Condensed Consolidated Statements of Condition. The Company's policy is to present our derivative assets and derivative liabilities on the Condensed Consolidated Statements of Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

Derivatives not designated as hedging instruments. The Company maintained a derivative portfolio of interest rate swaps, foreign currency swaps, futures, swaptions and forward commitments used to manage exposure to changes in interest rates and mortgage servicing right asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward sale commitments and U.S. Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized on the Condensed Consolidated Statements of (Loss) Income.

Derivatives designated as hedging instruments. The Company has historically designated certain interest rate swaps as cash flow hedges on overnight Secured Overnight Financing Rates-based variable interest payments on federal home loan bank advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive loss on the Condensed Consolidated Statements of Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At March 31, 2025, the Company had $40 million (net-of-tax) of unrealized gains related to terminated derivatives that had been in cash flow hedge relationships of forecasted interest payments classified as cash flow hedges recorded in Accumulated other comprehensive loss. The Company had $47 million (net-of-tax) of unrealized gains on derivatives previously classified as cash flow hedges recorded in Accumulated other comprehensive loss at December 31, 2024. There were no designated cash flow hedging relationships as of March 31, 2025.
Fair Value Hedges of Interest Rate Risk

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

Interest rate swaps were previously used to hedge the changes in fair value of certain of our pools of prepayable fixed rate assets and beginning in the three months ended March 31, 2025, we began to use interest rate swaps to hedge the changes in fair value of certain debt securities available for sale.

For derivatives designated and that qualified as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in interest income within loans and leases or securities and money market investments. The fair value basis adjustments remaining from discontinued hedges are recognized in interest income over the remaining life of the hedged items.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The fair value basis adjustment on our hedged real estate loans is included in Loans and leases held for investment on our Condensed Consolidated Statements of Condition. The following table sets forth information regarding the Company's carrying amounts on our hedged loans:

	March 31, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments

Debt securities available-for-sale(1)	$993	$7	$—	$—
Loans and leases held-for-investment(2)	4,245	(12)	5,861	(18)
(1)During the three months ended March 31, 2025, the amount recorded in Interest Income - Securities and money market investments was immaterial.
(2)Relates to discontinued hedges on multi-family loans. During the three months ended March 31, 2025 and 2024, the amount recorded to Interest Income - Loans and leases was immaterial.

The following tables set forth information regarding the Company’s derivative financial instruments:

	March 31, 2025
		Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates

Derivatives designated as hedging instruments:
Interest rate swaps	$993	$—	$—	2028-2029
Derivatives not designated as hedging instruments:
Rate lock commitments(1)	$547	$4	$3	2025
Mortgage-backed securities forwards(1)	281	—	3	2025
Interest rate swaps(2)	3,234	15	23	2025-2041
(1)During the three months ended March 31, 2025 and 2024, the amount recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income was immaterial.
(2)During the three months ended March 31, 2025 and 2024, the amount recorded in Non-interest income - Other was immaterial.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
		Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Date

Derivatives not designated as hedging instruments:
Rate lock commitments	$563	$3	$3	2025
Mortgage-backed securities forwards	344	7	2	2025
Interest rate swaps	3,323	15	30	2024-2041

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at March 31, 2025 and December 31, 2024. No amounts were netted in the Statement of Condition.

	March 31, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Interest rate swaptions	$15	$—
Total derivative assets	$15	$—
Liabilities
Mortgage-backed securities forwards	$3	$30
Interest rate swaps (1)	23	4
Total derivative liabilities	$26	$34
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.

	December 31, 2024
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$(2)
Interest rate swaptions	15	(3)
Total derivative assets	$22	$(5)
Liabilities
Mortgage-backed securities forwards	$2	$10
Interest rate swaps (1)	30	47
Total derivative liabilities	$32	$57
(1)Variation margin pledged to, or received from, a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Cash Flow Hedges of Interest Rate Risk

The following table presents the effect of the Company’s cash flow derivative instruments on Accumulated other comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Amount of gain (loss) recognized in accumulated other comprehensive loss	$—	$91
Amount reclassified from accumulated other comprehensive loss to interest expense	$(9)	$(23)

Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate borrowings. We will recognize $28 million of lower interest expense over the next rolling twelve month period related to the reclassification.

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2025	2024
Derivatives not designated as hedging instruments	Income Statement Classification
Futures	Net return on mortgage servicing rights	$—	$2
Interest rate swaps and swaptions	Net return on mortgage servicing rights	—	(34)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	—	(12)
Rate lock commitments, MBS forwards, and US Treasury Futures	Net gain on loan sales	(7)	22
Interest rate swaps (1)	Other non-interest income	—	(3)
Total derivative (loss) gain		$(7)	$(25)
(1) Includes customer-initiated commercial interest rate swaps.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

March 31, 2025
Cash and cash equivalents	$12,614
Restricted cash included in other assets	33
Total	$12,647

Note 14 - Intangible Assets

Finite-lived Intangible Assets

At March 31, 2025, intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(256)	$444	$700	$(229)	$471
Other intangible assets	26	(11)	15	26	(9)	17
Total other intangible assets	$726	$(267)	$459	$726	$(238)	$488

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Amortization expense for the three months ended March 31, 2025 and the three months ended March 31, 2024 were $28 million and $35 million, respectively.

Note 15 - Fair Value Measures
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and that were included in the Company’s Condensed Consolidated Statements of Condition at those dates:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE CMOs	$—	$8,744	$—	$8,744
GSE certificates	—	1,110	—	1,110
Private label collateralized mortgage obligations	—	131	31	162
Total mortgage-related debt securities	$—	$9,985	$31	$10,016
Other Debt Securities Available for Sale:
GSE debentures	$—	$1,241	$—	$1,241
U. S. Treasury obligations	1,008	—	—	1,008
Corporate bonds	—	249	—	249
Asset-backed securities	—	229	—	229
Municipal bonds, foreign notes, and capital trust	—	83	—	83
Total other debt securities	$1,008	$1,802	$—	$2,810
Total debt securities available for sale	$1,008	$11,787	$31	$12,826
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$1,008	$11,801	$31	$12,840
Loans held for sale
Multi-family	$—	$328	$—	$328
Commercial real estate(2)	—	180	—	180
Derivative assets
Interest rate swaps	—	15	—	15
Rate lock commitments	—	—	4	4
Total assets at fair value	$1,008	$12,324	$35	$13,367
Derivative liabilities
Interest rate swaps	$—	$23	$—	$23
Mortgage-backed securities forwards	—	3	—	3
Rate lock commitments	—	—	3	3
Total liabilities at fair value	$—	$26	$3	$29
(1)The change in the fair value due to significant unobservable inputs was immaterial.
(2)Includes Acquisition, Development, and Construction loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE CMOs	$—	$7,304	$—	$7,304
GSE certificates	—	1,106	—	1,106
Private label collateralized mortgage obligations	—	130	33	163
Total mortgage-related debt securities	$—	$8,540	$33	$8,573
Other Debt Securities Available for Sale:
GSE debentures	$—	$1,203	$—	$1,203
Corporate bonds	—	308	—	308
Asset-backed securities	—	236	—	236
Municipal bonds, foreign notes, and capital trust	—	82	—	82
Total other debt securities	$—	$1,829	$—	$1,829
Total debt securities available for sale	$—	$10,369	$33	$10,402
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$—	$10,383	$33	$10,416
Loans held for sale
Multi-family	$—	$382	$—	$382
Acquisition, development, and construction	—	182	—	182
Derivative assets
Interest rate swaps	—	15	—	15
Mortgage-backed securities forwards	—	7	—	7
Rate lock commitments	—	—	3	3
Mortgage servicing rights	—	—	26	26
Total assets at fair value	$—	$10,969	$62	$11,031
Derivative liabilities
Interest rate swaps and swaptions	$—	$30	$—	$30
Rate lock commitments	—	—	3	3
Mortgage-backed securities forwards	—	2	—	2
Total liabilities at fair value	$—	$32	$3	$35

A description of the methods and significant assumptions utilized in estimating the fair values of securities are as follows:
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis
The following tables present assets that were measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$3,166	$3,166
Loans held for sale	—	23	—	23
Other assets(2)	—	—	43	43
Total	$—	$23	$3,209	$3,232
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,469	$2,469
Loans held for sale	—	335	—	335
Other assets (2)	—	—	52	52
Total	$—	$335	$2,521	$2,856
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
The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate and market data.
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Condensed Consolidated Statements of Condition at March 31, 2025 and December 31, 2024:

	March 31, 2025
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$12,614	$12,614	$12,614		$—		$—
FHLB and FRB stock (1)	1,061	1,061	—		1,061		—
Loans and leases held for investment, net(4)	65,424	60,840	—		—		60,840
Financial Liabilities:
Deposits	$73,906	$73,923	$945	(2)	$72,978	(3)	$—
Borrowed funds	14,178	13,979	—		13,979		—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.
(4)Carrying value and estimated fair value include the impaired loans held for investment.

	December 31, 2024
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$15,430	$15,430	$15,430		$—		$—
FHLB and FRB stock (1)	1,146	1,146	—		1,146		—
Loans and leases held for investment, net(4)	67,071	61,831	—		—		61,831
Financial Liabilities:
Deposits	$75,870	$75,894	$48,546	(2)	$27,348	(3)	$—
Borrowed funds	14,426	14,217	—		14,217		—
(1)Carrying value and estimated fair value are at cost.
(2)Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)Certificates of deposit.
(4)Carrying value and estimated fair value include the impaired loans held for investment.
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2025 and December 31, 2024.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Condensed Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2025	2024
Assets
Loans held for sale
Net gain on loan sales	$7	$3

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2025			December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance		Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$3	$3	$—	$4		$4	$—
Loans held-for-investment	—	—	—	—		—	—
Total non-accrual loans	$3	$3	$—	$4		$4	$—
Accrual loans:
Loans held for sale	$498	$508	$10	$553		$560	$7
Loans held-for-investment	—	—	—	67		66	(1)
Total accrual loans	$498	$508	$10	$620		$626	$6
Total loans:
Loans held for sale	$501	$511	$10	$557		$564	$7
Loans held-for-investment	—	—	—	67	—	66	(1)
Total loans	$501	$511	$10	$624		$630	$6

Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize the Company's preferred stock as of March 31, 2025:

Preferred Stock Series	Amount Outstanding	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	5,000,000	515,000	515,000	$0.01	$1,000
Fixed Rate Perpetual Noncumulative Convertible Series B	$1	267,062	192,062	750	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$—	523,369	—	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$0	315,000	45	15	$0.01	$0.0001

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month Secured Overnight Financing Rate plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the three months ended March 31, 2025, we paid an immaterial amount of dividends on our Series A preferred stock

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Series B Preferred Stock

As of March 31, 2025, Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as converted basis) to receive approximately 250,000 shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in the control of the Company. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the three months ended March 31, 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants were reduced to $2,486 as of March 31, 2025. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. The 315,000 shares of Series D NVCE Stock are convertible into 105,000,000 shares of common stock at a strike price of $7.46 per share, as adjusted for dividends, as of March 31, 2025.

Note 17 - Commitments and Contingencies

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements and Federal Reserve Bank borrowings, among other purposes. We had pledged investment securities of $12.5 billion and $10.2 billion at March 31, 2025 and December 31, 2024, respectively. In addition, the Company had $38 billion of loans pledged between the FHLB-NY and the Federal Reserve Bank to serve as collateral for its wholesale borrowings as of March 31, 2025, compared to $44.6 billion of loans pledged at December 31, 2024.

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit, which are not included on our Condensed Consolidated Statements of Financial Condition.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

	March 31, 2025	December 31, 2024
Multi-family and Commercial real estate(1)	$2,176	$2,478
One-to-four family including interest rate locks	547	725
Other loan commitments	9,757	9,837
Total loan commitments	$12,480	$13,040
Commercial, performance stand-by, and financial stand-by letters of credit	776	803
Total commitments	$13,256	$13,843
(1)Includes Acquisition, Development, and Construction loans.

These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in Fee income in the Condensed Consolidated Statements of (Loss) Income.

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Condensed Consolidated Statements of Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

contractual amount of those instruments. The contractual amount of standby letters of credit represents the maximum potential amount of future payments the Company could be required to make and represents the Company’s maximum credit risk. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments.

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
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at March 31, 2025 is immaterial.
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
Signature Bridge Bank
On March 20, 2023, the Company’s wholly owned bank subsidiary, Flagstar Bank, entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Signature Bridge Bank, N.A. (“Signature”) to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). In connection with the Signature Transaction, Flagstar Bank assumed all of Signature’s branches. Flagstar Bank acquired only certain parts of Signature it believed to be financially and strategically complementary that were intended to enhance the Company’s future growth.
Pursuant to the terms of the Agreement, Flagstar Bank was not required to make a cash payment to the FDIC on March 20, 2023, as consideration for the acquired assets and assumed liabilities. Any items identified that affected the bargain gain were recorded in the period they were identified as a result of ongoing discussion that impacted the assets and liabilities acquired or assumed through the three months end March 31, 2024. Due to the complexity of the transaction that included only certain assets and liabilities of Signature and the servicing agreement, which ceased on March 20, 2024, Flagstar Bank remains engaged with the FDIC regarding the net settlement of historical activity. This is expected to take time to resolve and may result in net settlement payments to or from the FDIC which could impact other income or expense which, although not expected, could be material to the financial statements in future periods.
Note 18 - Segment Reporting

The Company’s chief operating decision maker is the Chief Executive Officer. The Company has evaluated its operating structure and determined that it operates in one reportable segment, which constitutes its only operating segment. The Company’s chief operating decision maker regularly evaluates the performance of the business as a whole, with financial results reviewed on a consolidated basis.

Given the current focus on the Company’s operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the company. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably net interest income, which led to the decision to sell certain portions of our business and certain loan portfolios. The Company's significant revenues and expenses are reported on the face of the Condensed Consolidated Statements of (Loss) Income. As a result, the Company’s financial performance is reviewed as a single operating segment.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Condensed Consolidated Financial Statements and the Notes, are described in detail in Note 2 of our Form 10-K for the year ended December 31, 2024. These policies relate to: (a) the determination of our allowance for credit losses and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements and the Notes are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant risks include interest rate risk and market risk. For more information regarding interest rate risk please refer to the "Interest Rate Risk" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q. There have been no changes with regard to our market risk disclosed in "Interest Rate Risk" in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, Management evaluated the effectiveness of design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management concluded its disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in its system of Internal Control over Financial Reporting, as described below. Notwithstanding the material weaknesses, Management evaluated its disclosure controls and procedures, and concluded the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations, capital position, and cash flows, for the periods presented, in conformity with U.S. generally accepted accounting principles.

Per Rules 13a-15(e) and 15d-15(e), disclosure controls and procedures are the controls and other procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include activities designed to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in Internal Control over Financial Reporting, such that there exists a reasonable possibility a material misstatement in the annual or interim financial statements may not be prevented or detected on a timely basis. Management has previously identified the following material weaknesses in its system of Internal Control over Financial Reporting.

Risk assessment: We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including independent Credit Review, that were responsive to changes in the business operations and regulatory and economic environments in which the Company operates.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Monitoring: Our recurring monitoring activities over process level control activities, including independent Credit Review, were not operating effectively.

Control activities: We did not sufficiently maintain effective control activities related to independent Credit Review processes and certain loan data reconciliations. Specifically, our independent Credit Review process controls were ineffective as the Company lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely, and appropriately challenged. These ineffective controls impact the Company's ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the allowance for credit losses on loans and leases.

As a result of these ineffective risk assessment, monitoring, and control activities, the Board of Directors were not able to exercise sufficient oversight.

These control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated financial statements may not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our Internal Control over Financial Reporting.

Remediation Status of Reported Material Weaknesses

The Company continues actively working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes of the material weaknesses, including governance and oversight of its system of Internal Control over Financial Reporting.

In early 2024, the Company appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee. The frequency of Audit Committee meetings increased substantially during 2024, with both Audit and Risk Assessment Committees dedicating sessions to evaluating credit risk in the portfolio. In addition, the Audit Committee dedicates sessions to discuss the Company’s allowance for credit losses methodology and results.

Management has identified, and is implementing, the following actions to address the material weakness in our risk assessment processes:

•Appointed a Chief Risk Officer, a Chief Credit Officer and a new Senior Director of Credit Review, all with large commercial bank credit experience.

•Enhancing the depth and breadth of our Independent Credit Review program to make the necessary changes in scoping approach, risk assessment and related processes, and elevating the overall stature of the Independent Credit Review function. We have improved the experience-level of the personnel performing credit reviews.

Management has taken the following actions to address the material weakness in our monitoring activities:

•Increased the frequency and nature of reporting from our Independent Credit Review function and First-Line Business Units to the Board’s Risk Assessment Committee in support of the Boards' risk oversight role.

Management has identified, and is implementing, the following actions to address the material weakness in our control activities:

•Expanding the use of independent credit analysis and reducing the Company's reliance on tools and analyses prepared by First-line Business Units.

•Increased the Credit Review team's ability and elevated its stature within the organization to independently challenge risk rating methodologies and results.

•Assessed the adequacy of staffing levels and expertise within the Independent Credit Review function, considering the size, complexity, and risk profile of the loan portfolios. Management has enhanced the expertise and capacity of the Independent Credit Review function.

•Providing comprehensive risk rating process training to all employees involved in the lending and credit review processes.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•Enhancing processes to identify and assess risks associated with estimating the allowance for credit losses and improving data governance processes.

While we believe our actions will be effective in remediating the material weaknesses, we continually assess the need for additional remediation actions. The material weaknesses will not be remediated until the remediation activities are in place, with applicable procedures and evidence to support sustainability, and Management concludes, based on validation testing, the remedial efforts are effective.

Changes in Internal Control over Financial Reporting

Except for the actions noted above related to remediation of the Company's material weaknesses, there have been no changes in the Company’s system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 to which this report relates, which materially affect, or are reasonably likely to materially affect, the Company’s system of Internal Control over Financial Reporting.

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

The Company and certain former executive officers of the Company and certain current and former directors of the Company have also been named as defendants in a consolidated shareholder class action captioned In re New York Community Bancorp filed in the Commercial Division of the Supreme Court of New York State. This matter relates to two separate actions brought by two different purported shareholders of the Company, which were consolidated into a single matter on October 8, 2024. The action seeks unspecified compensatory damages to be proven at trial and alleges substantially the same claims as those set forth in the Lemm complaint. The court has stayed this matter pending the resolution of the Lemm matter. The Company is vigorously defending this action and also intends to vigorously defend any related actions.

The Company’s former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of the Company’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of the New York State (Nassau County). These actions, which also name the Company as a nominal defendant and seeks unspecified compensatory damages and certain corporate governance and internal procedures reforms, alleges claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaint relate to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar and Signature transactions and the Bank’s commercial real estate loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of the Company during such period. The Company has filed a motion to consolidate the Hauser matter with the three other federal derivative actions and has filed a notice to remove the state derivative action to federal court. The Company and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions. On March 3, 2025, the federal magistrate granted Podems’ motion to remand the derivative case back to NY State court. Flagstar filed an objection. On April 9, 2025, the judge entered an order adopting the Magistrate Judge’s Report and Recommendation recommending that the Court grant Plaintiff’s motion to remand the case to state court. Therefore, the Podems matter will now proceed in the Supreme Court of New York, Nassau County.

The Company’s President and Chief Executive Officer, as well as all of the Company’s current directors, have also been named in a purported shareholder derivative action captioned Siegel v. Otting, et al., Case No. 2:24-cv-07352, filed on October 21, 2024 in the United States District Court for the Eastern District of New York. This action alleges breach of fiduciary duty and related claims and alleges that certain Company employment agreements and similar arrangements, and certain internal Company policies, violate the Dodd-Frank Act by failing to adequately inform employees of their right to report SEC rule violations and to receive eligible whistleblower protection and awards under the Dodd-Frank Act. The Company and the named defendants intend to vigorously defend this action and also intend to vigorously defend any related actions. Flagstar reached a settlement with Plaintiff's counsel, after Plaintiff's counsel agreed that remedial actions mooted his claims. After remediation, the parties filed a stipulation to dismiss due to mootness, which was entered by the court on March 19, 2025.

The Company has been named as a defendant in three different sets of purported class actions related to three separate cyber breach incidents. The Company is vigorously defending these actions and also intends to vigorously defend any related actions. The first set, captioned Phillip Angus et al v. Flagstar Bank, Case No. 2:21-cv-10657-MFL-DRG, filed in the United States District Court for the Eastern District of Michigan, relates to a data breach that occurred in January 2021, after threat actors exploited vulnerabilities in a File Transfer Appliance (FTA) used by Flagstar Bancorp, Inc. ("Flagstar Bancorp"), which was acquired by the Company is December 2022, to gain access to confidential customer information. The action seeks unspecified compensatory damages to be proven at trial and alleges breach of implied-in-fact contract, breach of confidence and public disclosure of private fact and also violations of various California consumer protection laws. On March 27, 2025, the court granted Flagstar’s motion to dismiss as to certain allegations and denied Flagstar’s motion to dismiss as to certain other allegations. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The matter is stayed for 90 days.

The second set, captioned In re: Flagstar December 2021 Data Security Incident Litigation, Case No. 2:22-cv-11385 is comprised of twenty purported class action lawsuits that were consolidated into a single action filed on June 23, 2023, in the United States District Court for the Eastern District of Michigan, and relates to a cyber breach of Flagstar Bancorp’s information technology system that occurred in December 2021. The action seeks unspecified compensatory damages to be proven at trial and alleges common law and statutory claims associated with the exposure of customers’ Personally Identifiable Information (PII) as a result of the data breach and seeks class certification. On September 30, 2024, the court dismissed 17 of the 18 claims in the plaintiff’s consolidated complaint, allowing only the claim under the California Consumer Privacy Act to proceed, thereby limiting participation in the action to California class members. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The matter is stayed for 90 days.

The third set, captioned In re: MOVEit customer data Security Breach Litigation, MDL No.1:23-md-03083-ADB-PGL, In re: MOVEit customer data Security Breach Litigation, MDL No.1:23-md-03083-ADB-PGL, is comprised of four purported class action lawsuits filed in October 2023 that were consolidated with other MOVEit class action litigation involving other defendants and later transferred in December 2023 to the United States District Court for the District of Massachusetts for coordinated pretrial and trial proceedings. The class actions involving Flagstar allege claims of negligence, breach of contract and unjust enrichment, among others, and seek unspecified compensatory and punitive damages. Litigation involving Flagstar is currently stayed pending ongoing court proceedings against a representative group of the larger class actions and which are intended to address critical legal and factual issues common to the parties.

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

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. There have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of March 31, 2025, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2025.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2025
January 1 - 31, 2025	171,892	$9.25	$—
February 1 - 28, 2025	2,609	13.05	—
March 1 - 31, 2025	202,068	11.58	—
Total First Quarter 2025	376,569	$10.53	—

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
2.1	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)
2.2	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(1)

3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (4)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(5)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(6)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation(7)
3.7	Certificate of Designations of the Registrant for Series A Preferred Stock(8)
3.8	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock(9)
3.9	Certificate of Designations for Series C Noncumulative Convertible Preferred Stock(9)
3.10	Certificate of Designations for Series D Non-Voting Common Equivalent Stock(9)
3.11	Amended and Restated Bylaws(7)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (8)

4.3	Form of certificate representing the Series A Preferred Stock (8)
4.4	Form of issued warrant for shares of Series D Non-Voting Common Equivalent Stock(9)
4.5	Form of depositary receipt representing the Depositary Shares (8)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Employment Agreement, dated March 19, 2025, by and between Flagstar Financial Inc. and Joseph M. Otting(10)
10.2	Change in Control Agreement, dated as of April 11, 2025, by and between Flagstar Bank, N.A. and George F. Buchanan(10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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
(10)Incorporated by reference to the Exhibits to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2025 (File No. 333-280398)

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

DATE:	May 9, 2025	Flagstar Financial, Inc.
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)