Form 10-Q
period 2025-06-30
FLAGSTAR FINANCIAL, INC.
filed 2025-08-07
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2025 was 415,574,267 shares.

FLAGSTAR FINANCIAL, INC.
FORM 10-Q

ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Condensed Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	Freddie Mac	Federal Home Loan Mortgage Corporation
ADC	Acquisition, development, and construction loan	GAAP	U.S. generally accepted accounting principles
ALCO	Asset and Liability Management Committee	GNMA	Government National Mortgage Association
AOCL	Accumulated Other Comprehensive Loss	GSE	Government-sponsored enterprises
BOLI	Bank-owned life insurance	HELOC	Home Equity Line of Credit
C&I	Commercial and industrial loan	HELOAN	Home Equity Loan
CDs	Certificates of deposit	HQLAs	High-Quality Liquid Assets
CFP	Contingency Funding Plan	LGG	Loans with government guarantees
CMOs	Collateralized mortgage obligations	MBS	Mortgage-backed securities
CRE	Commercial real estate	MSR	Mortgage servicing rights
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NII	Net Interest Income
DSCR	Debt service coverage ratio	NIM	Net interest margin
EPS	Earnings per common share	NVCE	Non‑Voting Common Equivalent
EVE	Economic value of equity	NYSE	New York Stock Exchange
EWI	Early Warning Indicators	OCC	Office of the Comptroller of the Currency
Fannie Mae	Federal National Mortgage Association	OREO	Other real estate owned
FDIC	Federal Deposit Insurance Corporation	PSUs	Performance-Based Restricted Stock Units
FHA	Federal Housing Administration	RSUs	Restricted Stock Units
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB-NY	Federal Reserve Bank of New York

For the purpose of this Quarterly Report on Form 10-Q, the words "Flagstar," “we,” “us,” “our,” and the “Company” are used to refer to Flagstar Financial, Inc. and our consolidated subsidiary, Flagstar Bank, N.A. (the “Bank”).

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
•heightened regulatory focus on commercial real estate and on CRE loans concentrations;
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
•certain matters relating to our recently announced proposed holding company reorganization transaction, including the potential timing or consummation of the proposed transaction and receipt of regulatory approvals or determinations, or the anticipated benefits thereof, including, without limitation, on our future financial and operating results; risks and uncertainties related to the ability to obtain shareholder and regulatory approvals or determinations, or the possibility that such approvals or determinations may be delayed; the imposition by regulators of conditions or requirements that are not favorable to us; our ability to achieve anticipated benefits from the consolidation and regulatory determinations; and legislative, regulatory and economic developments that may diminish or eliminate the anticipated benefits of the consolidation;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related synergies and cost savings within expected time frames, including those related to our acquisition of Flagstar Bancorp, Inc. ("Flagstar Bancorp") and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, N.A. ("Signature");

•potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature;
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
•changes in future ACL requirements under relevant accounting and regulatory requirements;
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
•the outcome of federal, state and local elections and the resulting economic and other impact on the areas in which we conduct business
•changes in accounting principles, policies, practices, and guidelines;
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
•the ability to generate acceptable levels of NII and non-interest income, including fee income, from acquired operations;
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

GENERAL

Background

Flagstar Financial, Inc. is the parent company of Flagstar Bank, N.A., one of the largest regional banks in the country. We are headquartered in Hicksville, New York. At June 30, 2025, the Company had $92.2 billion of assets, $64.4 billion of loans, $69.7 billion of deposits, and total stockholders’ equity of $8.1 billion.

The Bank operates approximately 360 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment. We continue to assess our reportable segments and reporting units, which may result in a change to either or both in future reporting periods. Please refer to Note 18 - Segment Reporting.

Overview

As part of our commitment to delivering long-term shareholder value and sustained value creation, we are executing a strategic transformation plan designed to evolve into a fully diversified bank with a strong balance sheet, a robust capital position and consistent earnings power.

Our plan is guided by six strategic pillars: driving transformation and financial resilience, growing our core operations, executing a disciplined commercial banking and lending strategy, enhancing operational efficiency, developing talent and leadership and aligning regulatory and risk management.

To support these pillars, we have established strategic priorities focused on transforming the Company into a top-tier relationship-driven regional bank, creating a customer-centric culture that prioritizes valuable relationships, and building an effective risk management mindset that supports safe and sound operations.

Since initiating this plan in 2024, we have made measurable progress, including key leadership additions, reduction of non-core assets, and improved funding mix. We believe that successful execution of this plan will enhance our financial resilience, drive sustainable earnings and position us to deliver greater long-term value to shareholders.

Merger of Flagstar Financial, Inc. and Flagstar Bank N.A.

On July 24, 2025, the Company, as part of an internal reorganization to streamline its corporate structure, entered into an Agreement and Plan of Merger (the “Plan of Merger”) with its wholly-owned bank subsidiary, Flagstar Bank, N.A., a nationally chartered banking association. Under the terms of the Plan of Merger, the Company will be merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity (the “Surviving Entity”). The Merger is expected to be completed, subject to shareholder and OCC approval, before the end of 2025.

At the effective time of the Merger, the outstanding shares of the Company’s common and Series A preferred stock will be cancelled and cease to exist, and the outstanding shares of the Company’s common and Series A preferred stock will automatically be converted into an equivalent number of shares of the Surviving Entity’s common and Series A preferred stock. The Company’s Series B and Series D preferred stock shall also be converted into common stock of the Bank, except that such conversion shall instead be into non-voting equity securities that are substantially identical to the Series B and Series D preferred stock to the extent that ownership of the additional common stock would otherwise be prohibited by law or require approval by a government entity. As a result, subject to the foregoing limitations, the shares of capital stock of the Surviving Entity will be owned directly by the Company’s shareholders in the same proportion as their ownership of the Company’s capital stock immediately prior to the Merger. Further, each warrant to purchase either Series D preferred stock or common stock of the Company will be converted automatically into a warrant to purchase common stock of the Surviving Entity.

Immediately following the Merger, the Surviving Entity will have substantially the same outstanding capital stock with substantially the same rights and privileges as the outstanding capital stock of the Company immediately prior to the Merger. Immediately after the Merger, the Surviving Entity will have substantially the same consolidated assets, liabilities and shareholders’ equity as the Company. The Surviving Entity will assume the Company’s debt obligations, equity incentive plans, equity compensation plans, and other compensation plans. As an initial step of closing the Merger, the Company will be an interim federal savings association, which will immediately merge with the Bank, with the Bank then continuing as the Surviving Entity.

Following the Merger, we expect that the Surviving Entity will be a publicly traded company on the New York Stock Exchange (NYSE) under the same ticker symbol currently used by the Company, “FLG.” The Surviving Entity’s common stock will be registered with the Surviving Entity’s primary banking regulator, the Office of the Comptroller of the Currency (“OCC”), under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Net Loss

For the three months ended June 30, 2025, we reported a net loss of $70 million compared to a net loss of $100 million for the three months ended March 31, 2025. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the three months ended June 30, 2025 was $78 million, or $0.19 per diluted share compared to a net loss attributable to common stockholders of $108 million, or $0.26 per diluted share for the three months ended March 31, 2025.

For the six months ended June 30, 2025, we reported a net loss of $170 million compared to a net loss of $650 million for the six months ended June 30, 2024. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the six months ended June 30, 2025 was $186 million, or $0.45 per diluted share compared to a net loss attributable to common stockholders of $668 million, or $2.48 per diluted share for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 included the reduction in the Signature Transaction bargain purchase gain of $121 million.

Net Interest Income

NII is our primary source of income. The amount of our NII is a function of the amount of interest-earning assets we hold, the manner in which we fund these assets, including interest-bearing liabilities, and the spread between the interest rates we earn on assets and the interest rates we pay on liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the FOMC, and prevailing interest rates.

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The average term of our fixed rate deposits is less than twelve months, therefore the cost of our deposits and most of our borrowed funds is largely based on short-term interest rates, the level of which is partially impacted by the actions of the FOMC. The yields on our held for-investment loans and investment securities are generally more sensitive to intermediate-term interest rates. However, a sizable portion of our held for investment loans have fixed rates that generally reset to the then current intermediate-term interest rates when they reach repricing dates.

The following table sets forth information regarding our NII and average balance sheet for the periods indicated. The average balance is derived from daily calculations of average balances.

	Three Months Ended,
	June 30, 2025				March 31, 2025
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$65,824	$840		5.12%	$68,212	$860		5.06%
Securities (2)	15,169	170		4.48%	13,067	148		4.59%
Interest-earning cash and cash equivalents	12,054	133		4.42%	14,344	156		4.42%
Total interest-earning assets	$93,047	$1,143		4.93%	$95,623	$1,164		4.90%
Non-interest-earning assets	3,663				3,484
Total assets	$96,710				$99,107
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$20,497	$162		3.16%	$21,023	$167		3.23%
Savings accounts	14,353	110		3.07%	14,349	111		3.14%
Certificates of deposit	25,310	287		4.55%	26,355	308		4.74%
Total interest-bearing deposits	$60,160	$559		3.73%	$61,727	$586		3.85%
Total borrowed funds	$14,105	$165		4.70%	$14,377	$168		4.71%
Total interest-bearing liabilities	$74,265	$724		3.91%	$76,104	$754		4.02%
Non-interest-bearing deposits	12,731				13,068
Other liabilities	1,724				1,732
Total liabilities	$88,720				$90,904
Stockholders’ and mezzanine equity	7,990				8,203
Total liabilities and stockholders’ equity	$96,710				$99,107
Net interest income/interest rate spread		$419		1.02%		$410		0.88%
Net interest margin				1.81%				1.74%
Ratio of interest-earning assets to interest-bearing liabilities			1.25	x			1.26	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

	Six Months Ended,
	June 30, 2025				June 30, 2024
(dollars in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$67,011	$1,700		5.12%	$83,679	$2,360		5.65%
Securities (2)	14,124	318		4.50%	11,835	262		4.46%
Interest-earning cash and cash equivalents	13,193	289		4.42%	16,114	439		5.48%
Total interest-earning assets	$94,328	$2,307		4.93%	$111,628	$3,061		5.50%
Non-interest-earning assets	3,574				5,411
Total assets	$97,902				$117,039
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$20,758	$329		3.20%	$24,714	$446		3.63%
Savings accounts	14,351	221		3.10%	8,787	111		2.54%
Certificates of deposit	25,830	596		4.65%	26,072	628		4.85%
Total interest-bearing deposits	$60,939	$1,146		3.79%	$59,573	$1,185		4.00%
Total borrowed funds	$14,240	$332		4.71%	$27,171	$695		5.32%
Total interest-bearing liabilities	$75,179	$1,478		3.96%	$86,744	$1,880		4.36%
Non-interest-bearing deposits	12,899				18,994
Other liabilities	1,728				2,540
Total liabilities	$89,806				$108,278
Stockholders’ and mezzanine equity	8,096				8,761
Total liabilities and stockholders’ equity	$97,902				$117,039
Net interest income/interest rate spread		$829		0.97%		$1,181		1.14%
Net interest margin				1.77%				2.13%
Ratio of interest-earning assets to interest-bearing liabilities			1.25	x			1.29	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Three Months Ended,			Six Months Ended,
	June 30, 2025 compared to March 31, 2025 Increase/(Decrease) Due to:			June 30, 2025 compared to June 30, 2024 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Total loans and leases	$(31)	$11	$(20)	$(426)	$(234)	$(660)
Securities	24	(2)	22	52	4	56
Interest earning cash & cash equivalent	(25)	2	(23)	(65)	(85)	(150)
Total interest-earnings assets	$(32)	$11	$(21)	$(439)	$(315)	$(754)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(4)	$(1)	$(5)	$(64)	$(53)	$(117)
Savings accounts	—	(1)	(1)	86	24	110
Certificates of deposit	(12)	(9)	(21)	(5)	(27)	(32)
Total borrowed funds	$(3)	$—	$(3)	$(305)	$(58)	$(363)
Total interest-bearing liabilities	$(19)	$(11)	$(30)	$(288)	$(114)	$(402)
Change in net interest income	$(13)	$22	$9	$(151)	$(201)	$(352)

Comparison to Prior Quarter

During the three months ended June 30, 2025, NIM increased 7 basis points and NII increased $9 million compared to the three months ended March 31, 2025. This was primarily as a result of the payoff of brokered certificates of deposit reflecting our actions to reduce higher cost funding, the pay down of wholesale borrowings and improved multi-family loan yield resets, partially offset by lower average total loans and leases due to the strategic reduction in our multi-family, CRE and non-core C&I loans that began in early 2024.

Comparison to Prior Year to Date

During the six months ended June 30, 2025, NIM decreased by 36 basis points and NII decreased $352 million compared to the six months ended June 30, 2024. This was primarily as a result of lower average total loans and leases due to the strategic reduction in multi-family, CRE, and C&I loans, the sale of our mortgage third party origination business and mortgage servicing business ("Mortgage Operations") during the three months ended December 31, 2024, the sale of our warehouse lending portfolio during the three months ended September 30, 2024, and lower interest rates. The decrease was partially offset by lower average borrowed funds driven by the pay down of wholesale borrowings during 2024 and the six months ended June 30, 2025.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Provision for credit losses	$64	$79	(19)%	$143	$705	(80)%

Comparison to Prior Quarter

For the three months ended June 30, 2025, the provision for credit losses decreased $15 million compared to the three months ended March 31, 2025. This decrease is primarily due to the strategic reduction in our multi-family, CRE and non-core C&I loan portfolio, a reduction in our criticized assets, our continued focus on credit reviews and the receipt of recent appraisals. Additionally, our ACL balance decreased since March 31, 2025 as a result of the on-going strategic reduction in our multi-family, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by negatively trending macro-economic conditions.

Comparison to Prior Year to Date

For the six months ended June 30, 2025, the provision for credit losses decreased $562 million compared to the six months ended June 30, 2024. This decrease is primarily due to improving credit trends as property values and borrower financials normalize which has resulted in a stabilization in our ACL and lower net charge-offs in our multi-family and CRE portfolios. Additionally, our ACL balance decreased since June 30, 2024 as a result of the on-going strategic reduction in our multi-family, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by negatively trending macro-economic conditions.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Fee income	$22	$22	—%	$44	$75	(41)%
Bank-owned life insurance	10	10	—%	20	22	(9)%
Net return on mortgage servicing rights	—	—	—%	—	40	NM
Net gain on loan sales and securitizations	6	13	(54)%	19	38	(50)%
Net loan administration income	1	4	(75)%	5	11	(55)%
Bargain purchase gain	—	—	—	—	(121)	NM
Other	38	31	0	69	58	0
Total non-interest income	$77	$80	(4)%	$157	$123	28%

Comparison to Prior Quarter

For the three months ended June 30, 2025, non-interest income decreased by $3 million compared to the three months ended March 31, 2025. The decline in non-interest income was a result of certain insignificant items.

Comparison to Prior Year to Date

For the six months ended June 30, 2025, non-interest income increased $34 million compared to the six months ended June 30, 2024. The increase in non-interest income was primarily due to the non-recurrence of the $121 million reduction in the Signature Transaction bargain purchase gain, partially offset by lower MSRs fees, fee income, net gain on loan sales and securitizations and net loan administration income as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Operating expenses:
Compensation and benefits	$237	$244	(3)%	$481	$645	(25)%
FDIC insurance	49	50	(2)%	99	141	(30)%
Occupancy and equipment	53	55	(4)%	108	104	4%
General and administrative	133	147	(10)%	280	369	(24)%
Total operating expense	$472	$496	(5)%	$968	$1,259	(23)%
Intangible asset amortization	27	28	(4)%	55	68	(19)%
Merger-related expenses	14	8	75%	22	77	(71)%
Total non-interest expense	$513	$532	(4)%	$1,045	$1,404	(26)%

Comparison to Prior Quarter

Total non-interest expenses for the three months ended June 30, 2025 decreased $19 million compared to the three months ended March 31, 2025, primarily due to a decrease in general and administrative expenses as we continue to focus on operating expense management.

Comparison to Prior Year to Date

Total non-interest expenses for the six months ended June 30, 2025 decreased $359 million compared to the six months ended June 30, 2024, primarily due to lower compensation and benefits costs stemming from the actions taken to optimize costs which continued in the six months ended June 30, 2025, a decrease in general and administrative expenses primarily due to the sale of our Mortgage Operations during the three months ended December 31, 2024 and as we continue to focus on operating expense management. Additionally, we had lower FDIC insurance costs as a result of a lower asset base and lower brokered deposits due to the sale of our Mortgage Operations, and lower merger-related expenses.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rate for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Income tax (benefit)	$(11)	$(21)	(48)%	$(32)	$(155)	(79)%
Effective tax rate	12.9%	17.8%		15.9%	19.3%

We compute our tax benefit for interim periods by applying the estimated annual effective tax to our year-to-date (Loss) before income taxes and adjust for discrete items that occur in the quarter. For the three and six months ended June 30, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected break-even results for 2025; therefore we used our actual effective tax rate to compute our income tax benefit for the three and six months ended June 30, 2025.

Comparison to Prior Quarter

The income tax benefit for the three months ended June 30, 2025 decreased $10 million compared to the three months ended March 31, 2025 primarily as a result of the reduction in our pre-tax loss.

Comparison to Prior Year to Date

The income tax benefit for the six months ended June 30, 2025 decreased $123 million compared to the six months ended June 30, 2024, primarily as a result of the reduction in our pre-tax loss, partially offset by the tax impact of the adjustment to the bargain purchase gain recorded net of tax during the three months ended March 31, 2024.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	June 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$31,932	49.8%	$34,093	49.9%
Commercial real estate(1)	10,636	16.6	11,836	17.4
One-to-four family first mortgage	5,445	8.5	5,201	7.6
Commercial and industrial	14,426	22.5	15,376	22.5
Other loans	1,682	2.6	1,766	2.6
Total loans and leases held for investment	$64,121	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,106)		(1,201)
Total loans and leases held for investment, net	$63,015		$67,071
Loans held for sale	319		899
Total loans and leases, net	$63,334		$67,970
(1)Includes ADC loans.

Total loans and leases held for investment decreased $4.2 billion at June 30, 2025 compared to December 31, 2024, primarily as a result of our continued strategy of diversifying our loan portfolio by reducing our multi-family, CRE and non-core C&I loan exposure, partially offset by $2.0 billion in originations within our C&I portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	June 30, 2025
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)
2025	$2,061	$850	$1,843	$334	$5,088
2026	3,961	1,035	755	420	6,171
2027	7,446	1,128	929	558	10,061
2028	3,761	2,043	381	801	6,986
2029	2,307	1,661	243	541	4,752
2030	75	1,908	13	296	2,292
2031+	88	3,498	5	680	4,271
Total amounts due or repricing, gross	$19,699	$12,123	$4,169	$3,630	$39,621
(1)Excludes Specialty Finance CRE loans and multi-family loans serviced-by-others totaling $465 million and $96 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $97 million.
(2)Excludes ADC loans.

Option loans offer the borrower the ability to reprice to a fixed rate after the initial period. If not elected, the loan defaults to a variable rate. Option loans in the table are shown as being due in the period the interest rate is subject to change. Non-Option loans are beyond the option date and are reflected by maturity. Risks associated with loan repricing are discussed in the Credit Risk section.

Multi-Family Loans

Our multi-family loan portfolio decreased $2.2 billion at June 30, 2025 compared to December 31, 2024, primarily due to $1.9 billion of par payoffs since December 31, 2024, with greater than 50 percent of the payoffs from substandard loans. The reduction in our multi-family loan portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to multi-family loans.

The majority of our multi-family loans are non-recourse and are secured by rental apartment buildings. At June 30, 2025, $17.7 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, $15.5 billion or 88 percent of which are subject to rent regulation laws to varying degrees, with $10.2 billion having 50 percent or more rent regulated units. The New York Housing Stability and Tenant Protection Act of 2019 significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment. This could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity.

To mitigate our exposure to rent-regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are no longer utilizing mortgage brokers to refer loan origination opportunities to us. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors.

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $9.9 billion outstanding with interest-only payments at June 30, 2025. The weighted average interest-only period remaining was 19.3 months as of June 30, 2025, with approximately 36 percent of these loans entering their amortization period by the end of 2025 and 68 percent by the end of 2026.

We continue to monitor our loans held for investment portfolio and the related ACL, particularly, given the economic pressures facing the CRE and multi-family markets. Although occupancy levels, have historically tended to be stable due to below market rents, rent-regulated loans that are repricing are incurring debt service levels, by themselves, that when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside.

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	June 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$5,847	18%	$6,246	18%
Brooklyn	4,974	16	5,375	16
Bronx	2,914	9	3,272	10
Queens	2,408	8	2,526	7
Staten Island	74	—	98	—
Total New York City	$16,217	51%	$17,517	51%
New Jersey	$4,137	13%	$4,509	13%
Long Island	440	1	484	1
Total Metro New York	$20,794	65%	$22,510	66%
Other New York State	$1,038	3%	$1,188	3%
Pennsylvania	3,116	10	3,375	10
Florida	1,545	5	1,555	5
Ohio	989	3	1,007	3
All other states	4,450	14	4,458	13
Total	$31,932	100%	$34,093	100%

Commercial Real Estate

At June 30, 2025, CRE loans decreased $1.2 billion compared to December 31, 2024, primarily due to par payoffs. The reduction in our CRE portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to CRE loans.

Certain of our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualifies for an interest-only period is based on the individual credit profile of the borrower, particularly the loan-to-value of the property.

Substantially all CRE loans we originate are non-recourse and are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties.

The following table presents an analysis of the property types that collateralize the CRE loans in our held-for-investment portfolio:

	June 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,097	20%	$2,271	19%
Retail (includes owner and non-owner occupied)	1,812	17	1,934	16
Industrial	4,343	41	4,984	42
Other	2,384	22	2,647	23
Total(1)	$10,636	100%	$11,836	100%
(1)Includes ADC loans.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	June 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$4,264	40%	$4,634	39%
Michigan	1,063	10	1,220	10
California	771	7	737	6
New Jersey	742	7	738	6
Florida	699	7	734	6
Texas	342	3	451	4
All other states	2,755	26	3,322	29
Total(1)	$10,636	100%	$11,836	101%
(1)Includes ADC loans.

Commercial and Industrial

Our C&I loan portfolio decreased $950 million at June 30, 2025 compared to December 31, 2024, primarily due to a $2.9 billion reduction resulting from our strategic decision to continue to diversify our loan portfolio by reducing our exposure to non-core C&I loans, partially offset by new originations of $2.0 billion.

A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. C&I loans are often secured by business assets and personal guarantees of the borrower and include financial covenants to monitor the borrower’s financial stability. We continue to add experienced commercial, corporate and specialized industries banking professionals and credit underwriting and portfolio management personnel which will impact our noninterest expense as we continue to strategically diversify our loan portfolio to shift from multi-family loans to other portfolios, most notably C&I loans.

Specialty finance loans and leases included within our C&I loan portfolio were $3.6 billion, or 5.5 percent of total loans held for investment, reflecting a decrease of $308 million or 8 percent compared to December 31, 2024. The decrease in specialty finance loans is a result of our decision to run off certain non-core loans as part of our overall loan portfolio strategy.

Specialty finance loans and leases are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. These loans fall into three categories: asset-based loans, dealer floor-plan lending and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of June 30, 2025, 85 percent of specialty finance loan commitments are structured as floating rate obligations.

One-to-Four Family Loans

One-to-four family loans increased $244 million at June 30, 2025 compared to December 31, 2024, primarily driven by new originations.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2025, excluding LGG, loans in this portfolio had an average current FICO score of 750 and an average loan-to-value ratio of 56 percent.

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of June 30, 2025 and December 31, 2024, LGG totaled $369 million and $360 million, respectively. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to the U.S. Department of Housing and Urban Development (if foreclosure timelines are met), which is not paid by the FHA until claimed.

Other Loans

At June 30, 2025, other loans decreased $84 million compared to December 31, 2024, primarily driven by payoffs at par.

Other loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of June 30, 2025, loans in this portfolio had an average current FICO score of 756.

Loans Held for Sale

Loans held for sale at June 30, 2025 decreased $580 million compared to December 31, 2024, primarily due to the continued run-off of held for sale loans following the sale of our Mortgage Operations, partially offset by retail mortgage originations during the six months ended June 30, 2025.

Refer to Note 5 - Loans and Leases for our policy relating to classifying loans as held for sale.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases at each period-end:

	June 30, 2025			December 31, 2024
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$538	1.68%	49.8%	$639	1.87%	49.9%
Commercial real estate loans(1)	318	2.99	16.6	304	2.57	17.4
One-to-four family first mortgage loans	33	0.61	8.5	39	0.75	7.6
Commercial and industrial	160	1.11	22.5	151	0.98	22.5
Other loans	57	3.39	2.6	68	3.85	2.6
Total loans	$1,106	1.72%	100.0%	$1,201	1.76%	100.0%
(1)Includes ADC loans.

The ACL on loans and leases decreased $95 million from December 31, 2024 to June 30, 2025. This decrease is primarily due to improving credit trends as property values and borrower financials normalize, and the on-going strategic reduction in our multi-family, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by negatively trending macro-economic conditions.

Refer to Note 6 - Allowance for Credit Losses on Loans and Leases for our policy relating to the ACL.

Assets Quality Measures

The following table presents our asset quality measures at the respective dates:

	June 30, 2025	December 31, 2024
Non-accrual loans to total loans held for investment	4.96%	3.83%
Non-performing assets to total assets	3.57	2.62
Allowance for credit losses on loans and leases to non-accrual loans	34.78	45.93
Allowance for credit losses on loans and leases to total loans held for investment	1.72	1.76

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type:

(in millions)	June 30, 2025	December 31, 2024	Change
Multi-family	$2,388	$1,755	$633
Commercial real estate(1)	563	564	(1)
One-to-four family first mortgage	81	70	11
Commercial and industrial	123	202	(79)
Other Loans	25	24	1
Total non-accrual loans(2)	$3,180	$2,615	$565
Repossessed assets	11	14	(3)
Total non-accrual loans and repossessed assets	$3,191	$2,629	$562
(1)Includes ADC loans.
(2)Excludes $4 million and $323 million of non-accrual held for sale loans at June 30, 2025 and December 31, 2024, respectively.

Refer to Note 5 - Loans and Leases for our policy relating to non-accrual loans.

The following table sets forth the changes in non-accrual loans at June 30, 2025:

(in millions)
Balance at December 31, 2024	$2,615
New non-accrual loans	1,328
Charge-offs	(143)
Transferred to held for sale	(25)
Loan payoffs, including dispositions and principal pay-downs	(472)
Restored to performing status	(123)
Balance at June 30, 2025	$3,180

During the six months ended June 30, 2025 new non-accrual loans were $1.3 billion, primarily due to higher non-accrual multi-family loans as a result of one borrower relationship that was classified as non-accrual during the three months ended March 31, 2025, partially offset by loan payoffs and loans returned to accrual status. Approximately 43 percent of our non-accrual loans are current on their contractual payment terms.

Delinquencies

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances. As of June 30, 2025 approximately 85 percent of our multi-family 30-89 days past due loans were attributable to a single borrower relationship that continues to make payments in arrears subsequent to June 30, 2025.

(in millions)	June 30, 2025	December 31, 2024	Change
Loans 30 to 89 Days Past Due:
Multi-family	$392	$749	$(357)
Commercial real estate(1)	115	70	45
One-to-four family first mortgage	30	25	5
Commercial and industrial	38	110	(72)
Other loans	29	11	18
Total loans 30-89 days past due	$604	$965	$(361)
(1)Includes ADC loans.

Charge-offs

The following table summarizes net charge-offs as an annualized percentage of average loans:

	Three Months Ended June 30,
	2025			2024
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(2)	Net Charge-offs (Recoveries)	Average Balance	%(2)
Multi-family	$96	$32,847	1.17%	$76	$36,670	0.83%
Commercial real estate(1)	13	11,061	0.47	237	13,527	7.01
One-to-four family residential	1	4,995	0.08	1	5,786	0.07
Commercial and industrial	3	14,486	0.08	31	22,112	0.56
Other	4	1,711	0.94	4	1,738	0.92
Total	$117	$65,100	0.72%	$349	$79,833	1.75%
(1)Includes ADC loans.
(2)Three months ended presented on an annualized basis.

	Six Months Ended June 30,
	2025			2024
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(2)	Net Charge-offs (Recoveries)	Average Balance	%(2)
Multi-family	$176	$33,378	1.05%	$86	$36,872	0.47%
Commercial real estate(1)	15	11,251	0.27	301	13,556	4.44
One-to-four family residential	2	4,989	0.08	1	5,876	0.03
Commercial and industrial	31	14,706	0.42	36	23,058	0.31
Other	8	1,728	0.93	7	2,028	0.69
Total	$232	$66,052	0.70%	$431	$81,390	1.06%
(1)Includes ADC loans.
(2)Six months ended presented on an annualized basis.

Securities

Debt Securities Available-for-Sale

(in millions)	June 30, 2025	December 31, 2024	Change
Debt Securities Available-for-Sale	$14,823	$10,402	$4,421

Debt securities available-for-sale increased $4.4 billion compared to December 31, 2024. The increase was primarily a result of our decision to reinvest our cash into higher earning assets. At June 30, 2025, 27 percent of our portfolio is comprised of floating rate securities.

At June 30, 2025, debt securities available-for-sale had an estimated weighted average life of 5 years compared to 6 years at December 31, 2024. Mortgage-related securities included in debt securities available-for-sale were $12.1 billion and $8.6 billion at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at June 30, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale:
Due within one year	4.56%	—%	—%	—%
Due from one to five years	2.90	4.13	5.37	—
Due from five to ten years	2.44	1.61	5.40	—
Due after ten years	4.59	—	6.42	5.70
Total debt securities available for sale	4.53	2.62	5.56	5.70

Deposits

We compete for deposits and customers through multiple channels, including our retail branch network, our private banking business and mobile and internet bank applications. Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer and the attractiveness of their terms. The majority of our deposits are retail in nature, however, we also utilize brokered deposits depending on their availability and pricing relative to other funding sources.

The following table sets forth the weighted average interest rates for each type of deposit:

	June 30, 2025			December 31, 2024
(in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$19,067	27%	3.03%	$20,780	27%	2.89%
Savings accounts	14,460	21%	3.06%	14,282	19%	3.22%
Certificates of deposit	24,212	35%	4.47%	27,324	36%	4.75%
Non-interest-bearing accounts	12,006	17%	—%	13,484	18%	—%
Total deposits	$69,745	100%	3.64%	$75,870	100%	3.12%

Total deposits at June 30, 2025 decreased $6.1 billion compared to December 31, 2024, primarily due to the payoff of brokered CDs reflecting our strategy to reduce higher cost funding and custodial deposits as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

The following table presents the composition of our brokered deposits for the periods presented:

(in millions)	June 30, 2025	December 31, 2024
Brokered interest-bearing checking and money market accounts	$75	$714
Brokered certificates of deposit	6,053	9,510
Total Brokered Deposits(1)	$6,128	$10,224
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	June 30, 2025	December 31, 2024
3 months or less	$3,441	$3,530
Over 3 months through 6 months	2,768	2,637
Over 6 months through 12 months	2,539	4,329
Over 12 months	698	2,099
Total time deposits in excess of $250,000 per depositor(1)	$9,446	$12,595
(1) Includes brokered deposit accounts. Each brokered deposit account has balances in excess of $250,000, the funds are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

(in millions)	June 30, 2025	December 31, 2024
Custodial deposits from subservicing relationships	$—	$947
Non-servicing custodial deposits	3,097	3,651
Total Custodial Deposits	$3,097	$4,598

Uninsured Deposits

At June 30, 2025, our deposit base included $12.9 billion of uninsured deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of June 30, 2025, total bank liquidity exceeds the balance of our uninsured deposits by $16.0 billion.

Borrowed Funds

The following table summarizes the Company's borrowed funds:

(in millions)	June 30, 2025	December 31, 2024
Wholesale borrowings:
FHLB advances	$12,150	$13,400
Total wholesale borrowings	$12,150	$13,400
Junior subordinated debentures	584	582
Subordinated notes	446	444
Total borrowed funds	$13,180	$14,426

At June 30, 2025 total borrowed funds decreased $1.2 billion compared to December 31, 2024 primarily due to the repayment of $250 million and $1.0 billion of FHLB advances upon maturity in the three months ended March 31, 2025 and June 30, 2025, respectively.
At June 30, 2025, and December 31, 2024 our wholesale borrowings had $250 million of callable features.

See Note 9 - Borrowed Funds for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

(in millions)	June 30, 2025	December 31, 2024
Federal Home Loan Bank stock, at cost:
FHLB-NY stock, at cost	$542	$598
FHLB-Indianapolis stock, at cost	255	329
Total Federal Home Loan Bank stock, at cost:	$797	$927
Federal Reserve Bank stock, at cost	220	219
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	$1,017	$1,146

At June 30, 2025, the total FHLB and FRB-NY stock, decreased $129 million, primarily due to a reduction in borrowings in the three months ended June 30, 2025. FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB.

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

It is our practice to continually review the risk in our loan portfolio. We receive financial information from borrowers annually and in some cases more frequently. We most often receive updated borrower financial information in the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the DSCR. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a DSCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required. The largest substandard and non-accrual loans are reported and reviewed with the Risk Assessment Committee at least quarterly.

Since the beginning of 2024, $4.2 billion of multifamily loans have reached their repricing date. As of June 30, 2025, over 80 percent of those loans remain current on their contractual payments.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified loans at June 30, 2025 and December 31, 2024 were $10.8 billion and $11.5 billion, respectively. The decrease in classified loans is primarily attributable to the par payoffs of multi-family substandard loans.

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

Refer to Note 5 - Loans and Leases for further information regarding our policies surrounding non-accrual loans.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $207 million were recorded on multi-family and CRE loans during the six months ended June 30, 2025, primarily driven by appraisals received on those loans.

It is our policy to order updated appraisals for all Classified Loans that are collateralized by multi-family buildings, CRE properties, or land, if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered at least annually until such time as the loan becomes pass rated. It is not our policy to obtain updated appraisals for performing loans that are not showing signs of credit weakness. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, an extension of a maturing loan, or when we determine an updated appraisal is needed as a result of our ongoing credit analysis. We evaluate loans that were previously placed on non-accrual at least quarterly to determine if additional charge-offs may be needed.

Properties and other assets that are acquired through foreclosure are classified as repossessed assets and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of the assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal, and an environmental assessment of properties classified as OREO before foreclosure and to re-appraise the properties at least annually until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

Liquidity Risk

We have established a liquidity risk management framework designed to ensure that the Company can meet its funding obligations in daily, business-as-usual and liquidity stress periods. We maintain a Liquidity Risk Policy that has been approved by the Board of Directors and is subject to review at least annually or if there are significant changes to our business activity. The Liquidity Risk Policy establishes the Company’s Risk Appetite and provides guidance for the roles and responsibilities of management and various oversight committees to oversee the liquidity risk management framework. The Company also maintains a CFP which has been approved by the Board of Directors. The CFP provides guidance to plan for potential periods of stress and to navigate actual periods of stress. The CFP specifies a series of EWI which we use to monitor funding or market conditions that may indicate a trend toward a period of stress and to provide guiding principles for the Company during a period of stress including identifying the operational steps needed to access available and contingent sources of liquidity.

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is the Company’s retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $12.9 billion of deposits that are uninsured or not collateralized by securities or letters of credit, representing 18 percent of our overall deposit base. We also obtain funding through various wholesale funding channels, including $12.2 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $6.1 billion outstanding as of June 30, 2025.

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

We maintain a liquidity buffer of on-balance sheet cash reserves and HQLAs. We also maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. The investment securities we consider HQLAs are all unencumbered, held as available-for-sale, and are either issued by government sponsored entities or are explicitly guaranteed by the U.S. government. We pledge eligible loan collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, is included in our Total Liquidity.

(in billions)	June 30, 2025	December 31, 2024
Cash at Federal Reserve	$7.6	$15.0
High-Quality Liquid Assets	12.8	7.9
Total On-Balance Sheet Liquidity	$20.4	$22.9
FHLB Available Capacity	6.9	6.6
Discount Window Available Capacity	1.6	0.4
Total Liquidity	$28.9	$29.9

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. As of June 30, 2025, our credit ratings were as follows:

Long-Term Issuer Rating:
Moody's	B1
Fitch	BB
Morningstar DBRS	BBB (low)
Short-Term Deposits Rating:
Moody's	NP

During the three months ended March 31, 2025, Moody's upgraded our Long-Term Issuer rating from B2 to B1.

The primary mortgage loan agencies maintain standards that define the criteria that must be met for an institution to qualify as an eligible custodial depository for the deposits related to loans owned by those entities, including having an investment grade short-term issuer/deposit rating from Moody’s or S&P. We are currently not in compliance with that criteria. We have received a waiver of these criteria for all of our custodial deposits which could be revoked at any of the agencies' discretion. We have no other direct contractual relationships tied to further downgrades in our credit ratings, but may suffer reputational risk that could have an adverse effect on our business should that occur.

Parent Company Liquidity

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. At June 30, 2025, the Parent Company held cash and cash equivalents of $502 million. In addition to operating expenses, debt interest expense, and tax expense/credits, the Parent Company is responsible for paying any dividends declared to our common and preferred stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Parent Company has two primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; and capital raised through the issuance of equity.

Various legal restrictions limit the extent to which the Bank can supply funds to the Parent Company and its non-bank subsidiaries without receiving a prior written determination of no supervisory objection from the OCC. In the six months ended June 30, 2025, there were no dividends paid by the Bank to the Parent Company.

At June 30, 2025, we believe the Parent Company has sufficient liquidity and capital resources to meet its cash flow obligations through 2028.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At June 30, 2025, we had CDs of $24.2 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $11.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $454 million at June 30, 2025 and $463 million at December 31, 2024.

At June 30, 2025, we also had commitments to extend credit in the form of other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of (Loss) Income.

At June 30, 2025, our total liquidity position was $29 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For June 30, 2025, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our EVE over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan and MBS prepayment rates, current market value spreads, and deposit decay rates and betas.

Based on the information and assumptions in effect at June 30, 2025, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	2.4%
-100 shock	1.3%
+100 shock	(2.1)%
+200 shock	(4.8)%

The net changes in EVE presented in the preceding table are within the parameters approved by the Boards of Directors of the Company.

Accordingly, while the EVE analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our NII, and may very well differ from actual results.

Interest Rate Risk is also monitored through the use of a model that generates NII simulations over a range of interest rate scenarios. Modeling changes in NII requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NII analysis presented below assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. The assumptions used in the NII simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

At June 30, 2025, the estimated change in NII over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 1.70 percent and the estimated change for a 100 basis point increase in short term rates is a decrease of 1.98 percent.

The following table reflects the estimated percentage change in future NII for the next twelve months. In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged. Based on the information and assumptions in effect at June 30, 2025 the changes in interest rates are noted below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	0.8%
-100 shock	0.6%
+100 shock	(1.1)%
+200 shock	(2.6)%

The net changes in NII presented in the preceding table are within the parameters approved by the Boards of Directors of the Company.

Future changes in our mix of assets and liabilities may result in greater changes to our EVE, and/or NII simulations.

In the event that our EVE and NII sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•In formulating appropriate strategies, the ALCO would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

•Our ALCO would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

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

Regulatory Capital

The Company is a bank holding company subject to regulation, examination and supervision by the Federal Reserve while the Bank is a national bank subject to regulation, examination, and supervision by the OCC. Effective October 1, 2023, we became subject to Category IV prudential standards which included heightened requirements related to capital, liquidity and risk management, as follows:

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
•Category IV firms are required to prepare and maintain an FDIC resolution plan for actions to be undertaken in the event of firm failure. In mid-2024, the FDIC updated its Final Rule with an effective date of October 1, 2024, and a submission date of July 1, 2025. The Company developed its resolution plan in alignment with the FDIC’s requirements. Following the Board’s approval, the Company submitted its resolution plan to the FDIC in late June 2025.
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

The quantitative measures established to ensure capital adequacy require that banks and bank holding companies maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). As of June 30, 2025, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:
The following table presents the Company's regulatory capital position:

	Risk-Based Capital
June 30, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,849	12.33%	$8,353	13.12%	$10,044	15.77%	$8,353	8.61%
Minimum for capital adequacy purposes	2,865	4.50	3,821	6.00	5,094	8.00	3,881	4.00
Excess	$4,984	7.83%	$4,532	7.12%	$4,950	7.77%	$4,472	4.61%
December 31, 2024
Total capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%

The increase in our capital ratios from December 31, 2024 was primarily a result of lower risk-weighted assets due to a reduction in Loans and leases held for investment.

The following table presents the Bank's regulatory capital position:

	Risk-Based Capital
June 30, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,835	13.89%	$8,835	13.89%	$9,635	15.15%	$8,835	9.11%
Minimum for capital adequacy purposes	2,863	4.50	3,817	6.00	5,089	8.00	3,878	4.00
Excess	$5,972	9.39%	$5,018	7.89%	$4,546	7.15%	$4,957	5.11%
December 31, 2024
Total capital	$8,912	13.21%	$8,912	13.21%	$9,760	14.47%	$8,912	8.05%
Minimum for capital adequacy purposes	3,036	4.50	4,048	6.00	5,398	8.00	4,426	4.00
Excess	$5,876	8.71%	$4,864	7.21%	$4,362	6.47%	$4,486	4.05%

At June 30, 2025, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 777 basis points and the fully phased-in capital conservation buffer by 527 basis points.

At June 30, 2025, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments

Internal Control over Financial Reporting Remediation

We identified certain material weaknesses in management's report on internal control over financial reporting included within Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our progress toward remediation as of June 30, 2025 is discussed within Item 4 Part I of this Form 10-Q. We do not expect the operational costs to remediate these material weaknesses to be material to the condensed consolidated financial statements.

Income Tax Reform

On July 4, 2025, the United States Congress enacted the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions. We expect that the Act will have an immaterial impact on our financial results.

ITEM 1.	FINANCIAL STATEMENTS

Flagstar Financial, Inc.
Condensed Consolidated Statements of Financial Condition
(unaudited)

	June 30, 2025	December 31, 2024
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$8,094	$15,430
Securities:
Debt Securities available-for-sale	14,823	10,402
Equity investments with readily determinable fair values, at fair value	14	14
Total securities	14,837	10,416
Loans held for sale	319	899
Loans and leases held for investment, net of deferred loan fees and costs	64,121	68,272
Less: Allowance for credit losses on loans and leases, held for investment	(1,106)	(1,201)
Total loans and leases held for investment, net	63,015	67,071
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,017	1,146
Premises and equipment, net	474	562
Core deposit and other intangibles	433	488
Bank-owned life insurance	1,625	1,605
Other assets	2,423	2,543
Total assets	$92,237	$100,160
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$19,067	$20,780
Savings accounts	14,460	14,282
Certificates of deposit	24,212	27,324
Non-interest-bearing accounts	12,006	13,484
Total deposits	69,745	75,870
Borrowed funds:
Wholesale borrowings	12,150	13,400
Junior subordinated debentures	584	582
Subordinated notes	446	444
Total borrowed funds	13,180	14,426
Other liabilities	1,216	1,696
Total liabilities	84,141	91,992
Commitment and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par $0.01 (666,666,666 and 666,666,666 shares authorized; 422,623,325 and 422,416,178 shares issued; and 415,353,394 and 414,934,628 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,291	9,282
Accumulated deficit	(957)	(763)
Treasury stock, at cost (7,269,931 and 7,481,550 shares, respectively)	(204)	(219)
AOCL, net of tax	(542)	(640)
Total stockholders’ equity	8,095	8,167
Total liabilities, mezzanine and stockholders’ equity	$92,237	$100,160

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
INTEREST INCOME:
Loans and leases	$840	$1,167	$1,700	$2,360
Securities and money market investments	303	381	607	701
Total interest income	1,143	1,548	2,307	3,061
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	162	214	329	446
Savings accounts	110	64	221	111
Certificates of deposit	287	337	595	628
Borrowed funds	165	376	333	695
Total interest expense	724	991	1,478	1,880
Net interest income	419	557	829	1,181
Provision for credit losses	64	390	143	705
Net interest income after provision for credit loan losses	355	167	686	476
NON-INTEREST INCOME:
Fee income	22	41	44	75
Bank-owned life insurance	10	12	20	22
Net return on mortgage servicing rights	—	19	—	40
Net gain on loan sales and securitizations	6	18	19	38
Net loan administration income	1	(5)	5	11
Bargain purchase gain	—	—	—	(121)
Other	38	29	69	58
Total non-interest income	77	114	157	123
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	237	312	481	645
FDIC insurance	49	91	99	141
Occupancy and equipment	53	52	108	104
General and administrative	133	183	280	369
Total operating expense	472	638	968	1,259
Intangible asset amortization	27	33	55	68
Merger-related expenses	14	34	22	77
Total non-interest expense	513	705	1,045	1,404
(Loss) before income taxes	(81)	(424)	(202)	(805)
Income tax (benefit)	(11)	(101)	(32)	(155)
Net (loss)	$(70)	$(323)	$(170)	$(650)
Preferred stock dividends	8	10	16	18
Net (loss) attributable to common stockholders	$(78)	$(333)	$(186)	$(668)
Basic (loss) per common share	$(0.19)	$(1.14)	$(0.45)	$(2.48)
Diluted (loss) per common share	$(0.19)	$(1.14)	$(0.45)	$(2.48)

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net (loss)	$(70)	$(323)	$(170)	$(650)
Other comprehensive (loss) income, net of tax:
Debt securities available for sale	16	(23)	109	(93)
Pension and post-retirement obligations	—	(1)	1	—
Cash flow hedges	(5)	27	(12)	78
Total other comprehensive (loss) income, net of tax	$11	$3	$98	$(15)
Total comprehensive (loss), net of tax	$(59)	$(320)	$(72)	$(665)
Income tax expense (benefit) of items included in other comprehensive income:
Debt securities available for sale	$6	$8	$38	$31
Pension and post-retirement obligations	—	—	1	(1)
Cash flow hedges	(2)	(9)	(4)	(26)

See accompanying notes to the condensed consolidated financial statements

Flagstar Financial, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended June 30, 2025
Balance at March 31, 2025	415,021,890	$503	$4	$9,286	$(875)	$(212)	$(553)	$8,153	$1
Shares issued for restricted stock, net of forfeitures	495,791	—	—	(9)	—	9	—	—	—
Compensation expense related to restricted stock awards	—	—	—	14	—	—	—	14	—
Net loss	—	—	—	—	(70)	—	—	(70)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(164,287)	—	—	—	—	(1)	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11	—
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1

Three Months Ended June 30, 2024
Balance at March 31, 2024	268,095,199	$503	$3	$8,653	$73	$(225)	$(617)	$8,390	$595
Issuance of Common Shares for the Conversion of Series C preferred, net	83,185,285	—	1	332	—	—	—	333	(337)
Shares issued for restricted stock, net of forfeitures	79,499	—	—	(3)	—	3	—	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15	—
Net loss	—	—	—	—	(323)	—	—	(323)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(10)	—	—	(10)	—
Dividends paid on preferred stock ($15.94), Series B ($0.01)	—	—	—	—	(10)	—	—	(10)	—
Purchase of common stock	(55,619)	—	—	—	—	(1)	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3	—
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258

Flagstar Financial, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Six Months Ended June 30, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	959,622	—	—	(20)	—	20	—	—	—
Compensation expense related to restricted stock awards	—	—	—	29	—	—	—	29	—
Net loss	—	—	—	—	(170)	—	—	(170)	—
Dividends paid on common stock ($0.02)	—	—	—	—	(8)	—	—	(8)	—
Dividends paid on preferred stock ($31.88), Series B ($6.66)	—	—	—	—	(16)	—	—	(16)	—
Purchase of common stock	(540,856)	—	—	—	—	(5)	—	(5)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	98	98	—
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1

Six Months Ended June 30, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	337
Issuance of Common Shares for the Conversion of Series C preferred, net	85,435,618	—	2	341	—	—	—	343	(337)
Issuance of Common Shares for March 2024 capital raise	25,543,655	—	—	101	—	—	—	101	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	(7,366)	—	—	(4)	—	4	—	—	—
Compensation expense related to restricted stock awards	—	—	—	21	—	—	—	21	—
Net loss	—	—	—	—	(650)	—	—	(650)	—
Dividends paid on common stock ($0.02)	—	—	—	—	(45)	—	—	(45)	—
Dividends paid on preferred stock ($31.88)	—	—	—	—	(18)	—	—	(18)	—
Purchase of common stock	(356,333)	—	—	—	—	(9)	—	(9)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	(15)	(15)	—
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(170)	$(650)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	143	705
Amortization of intangibles	55	68
Depreciation	21	22
Amortization of discounts and premiums, net	62	94
Net gain on sales of loans and securitizations	(19)	(38)
Bargain purchase gain adjustment	—	121
Stock-based compensation	29	21
Deferred tax expense	(80)	(153)
Other operating activities	(3)	—
Changes in operating assets and liabilities:
Decrease in other miscellaneous assets	164	60
(Decrease) increase in other miscellaneous liabilities	(533)	50
Change in loans held for sale, net	96	202
Net cash (used in) provided by operating activities	(235)	502
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	956	1,029
Proceeds from sales of securities available for sale including loans that have been securitized	578	201
Purchase of securities available for sale	(5,326)	(2,407)
Redemption of Federal Home Loan Bank stock	131	6
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(2)	(179)
Proceeds from bank-owned life insurance, net	—	16
Net proceeds from sales of MSR's	—	65
Other changes in loans, net	3,841	2,501
Purchases of premises and equipment	(19)	(60)
Other investing activities	5	—
Net cash provided by investing activities	164	1,172
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(6,132)	(2,501)
Net (increase) decrease in short-term borrowed funds	(750)	5,370
Proceeds from long-term borrowed funds	500	10,800
Repayments of long-term borrowed funds	(1,000)	(8,550)
Net receipt (disbursement) of payments of loans serviced for others	94	(278)
Cash dividends paid on common stock	(8)	(45)
Cash dividends paid on preferred stock	(16)	(18)
Re-issuance of treasury stock	—	4
Proceeds from common stock and warrants issued, net	—	742
Proceeds from preferred stock issued, net	—	258
Payments relating to treasury shares received for restricted stock award tax payments	(5)	(9)
Net cash (used in) provided by financing activities	(7,317)	5,773
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,388)	7,447
Cash, cash equivalents, and restricted cash at beginning of period	15,559	11,609
Cash, cash equivalents, and restricted cash at end of period	$8,171	$19,056
Supplemental information:
Cash paid for interest	$1,560	$1,657
Cash paid for income taxes	17	28
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$4	$8
Securitization of loans to mortgage-backed securities available for sale	503	194
Transfer of loans from held for investment to held for sale	255	7,021
Shares issued for restricted stock awards	20	4
See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Flagstar Financial, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company,” "our" or "we") was organized under Delaware law on July 20, 1993, and is the holding company for Flagstar Bank N.A. (hereinafter referred to as the “Bank”). We are headquartered in Hicksville, New York with regional headquarters in Troy, Michigan.

We are subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the OCC.

We operate approximately 360 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

Basis of Presentation

The accompanying condensed consolidated     financial statements include our accounts and other entities in which we have a controlling financial interest. Our accompanying financial statements conform to GAAP and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included on our Form 10-K for the year ended December 31, 2024. Except for per share or otherwise specified amounts, all amounts presented within the tables below are stated in millions.

All inter-company accounts and transactions are eliminated in consolidation. We currently have certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See "Note 9 - Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Note 2 - Earnings Per Common Share

Earnings per Common Share (Basic and Diluted)

EPS is calculated under the two-class method as the unvested RSUs granted by the Company are considered participating securities due to the awards non-forfeitable rights to dividends paid on our common stock. Under the two-class method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends on our common stock.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding. The potential dilutive effect of our warrants and convertible preferred stock is determined using the if-converted method and the potential dilutive effect of our stock options and stock-based awards is determined using the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods where the effect would be antidilutive.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table reflects basic and diluted weighted average shares and net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) attributable to common stockholders	$(78)	$(333)	$(186)	$(668)
Less: Income allocated to participating securities	—	—	—	—
(Loss) attributable to common stock	$(78)	$(333)	$(186)	$(668)
Weighted average common shares outstanding	415,125,228	293,122,116	414,975,524	269,902,354
Basic (loss) per common share	$(0.19)	$(1.14)	$(0.45)	$(2.48)
(Loss) attributable to common stock	$(78)	$(333)	$(186)	$(668)
Weighted average common shares outstanding	415,125,228	293,122,116	414,975,524	269,902,354
Dilutive potential common shares	—	—	—	—
Total shares for diluted earnings per common share computation	415,125,228	293,122,116	414,975,524	269,902,354
Diluted (loss) per common share and common share equivalents	$(0.19)	$(1.14)	$(0.45)	$(2.48)

Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in AOCL, net of tax:

	Debt Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Three Months Ended June 30, 2025
Balance, beginning of period	$(560)	$40	$(33)	$(553)
Other comprehensive income (loss) before reclassification, net of tax(1)	16	—	—	16
Amounts reclassified from AOCL, net of tax	—	(5)	—	(5)
Other comprehensive income (loss), net of tax	16	(5)	—	11
Balance, end of period	$(544)	$35	$(33)	$(542)
Three Months Ended June 30, 2024
Balance, beginning of period	$(651)	$61	$(27)	$(617)
Other comprehensive income (loss) before reclassification, net of tax(1)	(23)	39	(2)	14
Amounts reclassified from AOCL, net of tax	—	(12)	1	(11)
Other comprehensive income (loss), net of tax	(23)	27	(1)	3
Balance, end of period	$(674)	$88	$(28)	$(614)

Six Months Ended June 30, 2025
Balance, beginning of period	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax(2)	109	—	—	109
Amounts reclassified from AOCL, net of tax	—	(12)	1	(11)
Other comprehensive income (loss), net of tax	109	(12)	1	98
Balance, end of period	$(544)	$35	$(33)	$(542)
Six Months Ended June 30, 2024
Balance, beginning of period	$(581)	$10	$(28)	$(599)
Other comprehensive income (loss) before reclassification, net of tax(2)	(93)	107	(2)	12
Amounts reclassified from AOCL, net of tax	—	(29)	2	(27)
Other comprehensive income (loss), net of tax	(93)	78	—	(15)
Balance, end of period	$(674)	$88	$(28)	$(614)
(1)During the three months ended June 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on cash flow hedges was immaterial and $(13) million, respectively. During the three months ended June 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on debt securities AFS was $(6) million and $8 million, respectively.
(2)During the six months ended June 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on cash flow hedges was immaterial and $(36) million, respectively. During the six months ended June 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in debt securities AFS was $(38) million and $31 million, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2025, we had $35 million (net-of-tax) of unrealized gains related to terminated cash flow hedges recorded in AOCL. We had $47 million (net-of-tax) of unrealized gains related to terminated cash flow hedges recorded in AOCL at December 31, 2024.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate borrowings. We will recognize $28 million of lower interest expense over the next rolling twelve-month period related to the reclassification.

The following table summarizes the amounts reclassified from AOCL, net of tax:

	Amount Reclassified out of AOCL(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
Cash Flow Hedges:
Realized gain on cash flow hedges	$7	$16	$16	$39	Interest expense - Borrowed funds
Tax benefit	(2)	(4)	(4)	(10)	Income tax (expense)
	$5	$12	$12	$29
Pension and Post-retirement Plans:
Amortization of actuarial losses	(1)	(1)	(2)	(2)	General and administrative
Tax benefit	1	—	1	—	Income tax (expense)
	$—	$(1)	$(1)	$(2)
Amounts reclassified from AOCL, net of tax	$5	$11	$11	$27
(1)Amounts in parentheses indicate expense items.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4 - Investment Securities

The following tables summarize the Company’s portfolio of debt securities available for sale:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available for sale
Mortgage-Related Debt Securities:
GSE CMOs	$11,279	$64	$401	$10,942
GSE certificates	1,151	1	141	1,011
Private label CMOs	153	7	1	159
Total mortgage-related debt securities	$12,583	$72	$543	$12,112
Other Debt Securities:
GSE debentures	$1,502	$—	$240	$1,262
U. S. Treasury obligations	1,001	12	—	1,013
Asset-backed securities (1)	227	—	5	222
Corporate bonds	174	—	7	167
Capital trust notes	47	5	10	42
Municipal bonds	5	—	—	5
Total debt securities	$2,956	$17	$262	$2,711
Total debt securities available for sale, net of allowance(2)(3)(4)	$15,539	$89	$805	$14,823
(1)At June 30, 2025, substantially all of our debt securities available for sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of June 30, 2025, the ACL was $3 million.
(3)Excludes accrued interest receivable of $56 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $14.5 billion as collateral for certain borrowings.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available for sale
Mortgage-Related Debt Securities:
GSE CMOs	$7,724	$27	$447	$7,304
GSE certificates	1,273	—	167	1,106
Private label CMOs	158	6	1	163
Total mortgage-related debt securities	$9,155	$33	$615	$8,573
Other Debt Securities:
GSE debentures	$1,502	$—	$299	$1,203
Corporate bonds	314	—	6	308
Asset-backed securities (1)	237	1	2	236
Capital trust notes	47	5	10	42
Foreign notes	35	—	—	35
Municipal bonds	5	—	—	5
Total debt securities	$2,140	$6	$317	$1,829
Total securities available for sale, net of allowance(2)(3)(4)	$11,295	$39	$932	$10,402
(1)At December 31, 2024, substantially all of our debt securities available for sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of December 31, 2024, the ACL was $3 million.
(3)Excludes accrued interest receivable of $35 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $10.2 billion as collateral for certain borrowings.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

There were $75 million of available-for-sale securities sold during the three and six months ended June 30, 2025 and no available-for-sale securities sold during the three and six months ended June 30, 2024. Additionally there were no realized gains and losses on sales of available-for-sale securities during the three and six months ended June 30, 2025 and 2024.

The following table summarizes, by contractual maturity, the fair value of securities at June 30, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due within one year	$1	$—	$—	$—	$1
Due from one to five years	123	1,013	152	—	1,288
Due from five to ten years	240	1,262	25	—	1,527
Due after ten years	11,748	—	37	222	12,007
Total debt securities available for sale, net of allowance	$12,112	$2,275	$214	$222	$14,823

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2025:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	219	$2,012	$8	$2,800	$394	$4,812	$402
U.S. Government agency and GSE obligations	33	—	—	1,262	240	1,262	240
GSE certificates	323	10	—	949	141	959	141
U. S. Treasury obligations	—	—	—	—	—	—	—
Corporate bonds	7	—	—	167	7	167	7
Asset-backed securities	5	21	—	145	4	166	4
Capital trust notes	5	—	—	33	10	33	10
Private Label CMOs	2	4	—	16	1	20	1
Foreign notes	—	—	—	—	—	—	—
Municipal bonds	1	—	—	5	—	5	—
Total debt securities in a continuous unrealized loss position	595	$2,047	$8	$5,377	$797	$7,424	$805
(1)Count of securities that have been in a loss position for twelve or more months.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2024:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	223	$1,636	$3	$2,822	$444	$4,458	$447
U.S. Government agency and GSE obligations	33	—	—	1,203	299	1,203	299
GSE certificates	328	38	—	1,040	167	1,078	167
Corporate bonds	11	—	—	308	6	308	6
Asset-backed securities	5	—	—	154	2	154	2
Capital trust notes	5	—	—	33	10	33	10
Private Label CMOs	2	—	—	17	1	17	1
Foreign notes	1	—	—	10	—	10	—
Municipal bonds	1	—	—	5	—	5	—
Total debt securities in a continuous unrealized loss position	609	$1,674	$3	$5,592	$929	$7,266	$932
(1)Count of securities that have been in a loss position for twelve or more months.

The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an ACL is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income and recorded in Provision for credit losses on the Condensed Consolidated Statements of (Loss) Income. Otherwise, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the expected amount to be collected is less than the amortized cost, an ACL is established for the shortfall, but not in excess of the difference between the amortized cost and the fair value. Any unrealized loss that has not been recorded through an ACL is recognized in Other comprehensive (loss) income.

The Company also carries the following shares at cost:

	June 30, 2025	December 31, 2024
FHLB-Indianapolis	$255	$329
FHLB-New York	542	598
Federal Reserve Bank stock	220	219

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5 - Loans and Leases

The Company classifies loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees or fair value adjustments for acquired loans.

We classify loans as held for sale when we originate or purchase loans that we intend to sell or when we change our intent for loans previously classified as held for investment. Loans held for sale for which we have elected the fair value option are carried at fair value. Loans originally classified as held for investment for which we had changed our intent and are now classified as held for sale, are carried at the lower of amortized cost or fair value. The fair value is estimated based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

The composition of our loan portfolio for the periods indicated was as follows:

	June 30, 2025		December 31, 2024
	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and leases held for investment:
Multi-family	$31,932	49.8%	$34,093	49.9%
Commercial real estate(1)	10,636	16.6%	11,836	17.4%
One-to-four family first mortgage	5,445	8.5%	5,201	7.6%
Commercial and industrial(2)	14,426	22.5%	15,376	22.5%
Other	1,682	2.6%	1,766	2.6%
Total loans and leases held for investment (3)(4)	$64,121	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,106)		(1,201)
Total loans and leases held for investment, net	$63,015		$67,071
Loans held for sale, at fair value	319		899
Total loans and leases, net	$63,334		$67,970
(1)Includes ADC loans.
(2)Includes lease financing receivables (net of unearned income of $150 million and $169 million) of $1.9 billion and $2.1 billion, respectively.
(3)Excludes accrued interest receivable of $261 million and $277 million at June 30, 2025 and December 31, 2024, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged loans of $34.4 billion and $44.6 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at June 30, 2025 and December 31, 2024, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Accrual Loans

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect principal and interest in accordance with the contractual terms of the loan agreement. When a loan is classified as non-accrual, we cease recording interest income, and any previously accrued and uncollected interest is reversed against Interest income - Loans and leases on the Condensed Consolidated Statement of (Loss) Income. Interest received on non-accrual loans is recorded as a reduction to the principal outstanding. A loan is only returned to accrual status when the loan is current (typically a minimum of six months of payment performance) and we have reasonable assurance that the loan will be fully collectible. When we have reasonable assurance that the loan will be fully collectible, then interest payments may be recognized in interest income on a cash basis. As of June 30, 2025 and December 31, 2024 there was no interest income recognized on non-accrual loans classified as held for investment. At June 30, 2025 and December 31, 2024 we had no loans that were 90 days or more past due and still accruing interest.

When management determines that foreclosure is probable for loans that are individually evaluated, the expected credit losses are based on the fair value of the collateral adjusted for selling costs. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, the collateral-dependent practical expedient has been elected and expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For CRE loans, collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, and residential and commercial tract developments. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.

The following table summarizes the recorded investment of the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2025:

Real Property
Multi-family	$2,422
Commercial real estate(1)	514
One-to-four family first mortgage	76
Commercial and industrial	13
Total collateral-dependent loans held for investment	$3,025
(1)Includes ADC loans.

At June 30, 2025 and December 31, 2024, the Company had $26 million and $41 million, respectively, of residential mortgage loans in the process of foreclosure.

Delinquencies

The following table presents information regarding the delinquency status of the Company’s loans held for investment at June 30, 2025:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable(3)
Multi-family	$29,152	$392	$2,388	$31,932
Commercial real estate(1)	9,958	115	563	10,636
One-to-four family first mortgage	5,334	30	81	5,445
Commercial and industrial(2)	14,265	38	123	14,426
Other	1,628	29	25	1,682
Total	$60,337	$604	$3,180	$64,121
(1)Includes ADC loans.
(2)Includes lease financing receivables.
(3)Excludes loans with repurchased government guarantees that are insured by U.S. government agencies

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents information regarding the delinquency status of the Company’s loans held for investment at December 31, 2024:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable(3)
Multi-family	$31,589	$749	$1,755	$34,093
Commercial real estate(1)	11,202	70	564	11,836
One-to-four family first mortgage	5,106	25	70	5,201
Commercial and industrial(2)	15,064	110	202	15,376
Other	1,731	11	24	1,766
Total	$64,692	$965	$2,615	$68,272
(1)Includes ADC loans.
(2)Includes lease financing receivables.
(3)Excludes loans with repurchased government guarantees that are insured by U.S. government agencies.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the credit rating by vintage for our loans held for investment as of June 30, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
	2025	2024	2023	2022	2021	Prior To 2021			Total
Multi-family:
Pass	$—	$16	$680	$6,702	$5,773	$9,138	$6	$115	$22,430
Special Mention	—	—	24	382	581	568	—	—	1,555
Substandard	—	2	148	460	960	3,969	4	16	5,559
Non-accrual	—	—	—	271	325	1,792	—	—	2,388
Total Multi-family	—	18	852	7,815	7,639	15,467	10	131	31,932
Year to date gross charge-offs	—	—	—	(39)	(56)	(90)	—	—	(185)
Commercial Real Estate:(1)
Pass	$558	$423	$1,101	$1,531	$1,011	$2,394	$1,115	$171	$8,304
Special Mention	—	3	82	113	11	96	47	58	410
Substandard	—	4	68	207	85	688	137	170	1,359
Non-accrual	—	—	39	31	25	464	2	2	563
Total Commercial Real Estate	558	430	1,290	1,882	1,132	3,642	1,301	401	10,636
Year to date gross charge-offs	—	—	—	(1)	—	(21)	—	—	(22)
One-to-Four Family
Pass	$315	$335	$478	$2,326	$826	$787	$81	$3	$5,151
Substandard	—	1	3	12	2	195	—	—	213
Non-accrual	—	4	7	20	13	35	2	—	81
Total One-to-Four Family	315	340	488	2,358	841	1,017	83	3	5,445
Year to date gross charge-offs	—	—	—	(1)	—	(1)	—	—	(2)
Commercial and Industrial(2)
Pass	$972	$1,133	$2,363	$1,974	$695	$1,055	$5,030	$322	$13,544
Special Mention	—	14	23	118	8	4	122	—	289
Substandard	—	20	66	47	42	41	241	13	470
Non-accrual	—	4	28	49	9	13	19	1	123
Total Commercial and Industrial	972	1,171	2,480	2,188	754	1,113	5,412	336	14,426
Year to date gross charge-offs	(9)	(1)	(12)	(15)	(3)	(1)	—	—	(41)
Other Loans
Pass	$36	$27	$26	$12	$4	$34	$1,413	$101	$1,653
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2	—	—	—	2	—	4
Non-accrual	—	—	—	—	—	1	24	—	25
Total Other Loans	36	27	28	12	4	35	1,439	101	1,682
Year to date gross charge-offs	(3)	(1)	(2)	(4)	—	(4)	—	—	(14)
(1)Includes ADC loans.
(2)Includes lease financing receivables.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family:
Pass	$17	$700	$6,599	$6,070	$5,203	$3,997	$27	$—	$22,613
Special Mention	—	14	688	694	646	795	1	—	2,838
Substandard	2	123	529	868	1,526	3,834	5	—	6,887
Non-accrual	—	—	113	144	274	1,224	—	—	1,755
Total Multi-family	19	837	7,929	7,776	7,649	9,850	33	—	34,093
Year to date gross charge-offs	—	—	(28)	(34)	(42)	(204)	—	—	(308)
Commercial Real Estate:(1)
Pass	$542	$1,298	$1,753	$1,106	$576	$2,068	$1,597	$367	$9,307
Special Mention	—	72	130	69	106	138	120	—	635
Substandard	2	31	179	110	162	723	117	6	1,330
Non-accrual	—	37	34	36	4	447	6	—	564
Total Commercial Real Estate	544	1,438	2,096	1,321	848	3,376	1,840	373	11,836
Year to date gross charge-offs	—	(8)	(81)	(1)	(27)	(349)	—	—	(466)
One-to-Four Family
Pass	$250	$521	$2,431	$859	$178	$609	$80	$2	$4,930
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1	2	8	2	16	172	—	—	201
Non-accrual	—	4	16	10	7	28	5	—	70
Total One-to-Four Family	251	527	2,455	871	201	809	85	2	5,201
Year to date gross charge-offs	—	—	(1)	—	—	(7)	—	—	(8)
Commercial and Industrial(2)
Pass	$1,267	$2,609	$2,014	$651	$450	$759	$5,554	$1,164	$14,468
Special Mention	17	29	18	4	2	11	119	6	206
Substandard	13	50	72	72	7	13	265	8	500
Non-accrual	3	5	160	9	8	15	2	—	202
Total Commercial and Industrial	1,300	2,693	2,264	736	467	798	5,940	1,178	15,376
Year to date gross charge-offs	(3)	(20)	(40)	(20)	(19)	(34)	—	—	(136)
Other Loans
Pass	$100	$29	$12	$4	$2	$32	$1,441	$121	$1,741
Special Mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	5	19	—	24
Total Other Loans	100	29	12	4	2	37	1,461	121	1,766
Year to date gross charge-offs	(2)	(4)	(4)	(1)	(1)	(8)	—	—	(20)
(1)Includes ADC loans.
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Modifications to Borrowers Experiencing Financial Difficulty

When borrowers are experiencing financial difficulty, the Company may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. Modifications provided to borrowers who are experiencing financial difficulties are in the form of principal forgiveness, an interest rate reduction or a term extension.

During the three months ended June 30, 2025 and 2024, loans totaling $19 million and $5 million, respectively, were modified to borrowers experiencing financial difficulty. During the six months ended June 30, 2025 and 2024 there were $19 million and $29 million, respectively.

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-average Term (in years)
Three Months Ended June 30, 2025
Commercial real estate(1)	—%	—%	0.5
One-to-four family first mortgage	6.24%	4.62%	7.4
Other	10.56%	6.75%	12.2
Three Months Ended June 30, 2024
One-to-four family first mortgage	4.76%	3.65%	10.6
Commercial and industrial	8.51%	6.00%	1.0

Six months ended June 30, 2025
Commercial real estate(1)	—%	—%	0.5
One-to-four family first mortgage	6.33%	4.73%	12.2
Other Consumer	10.58%	4.79%	7.2
Six months ended June 30, 2024
Multi-family	8.08%	6.00%	0.0
Commercial real estate(1)	8.13%	6.95%	0.0
One-to-four family first mortgage	4.69%	3.70%	12.2
Commercial and industrial	7.44%	6.31%	0.4
Other Consumer	10.72%	4.34%	1.8
(1)Includes ADC loans.

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted in the first six months of 2025 and were within twelve months of the modification date:

	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Three Months Ended June 30, 2025
One-to-four family first mortgage	$6	$1	$4	$11
Six months ended June 30, 2025
One-to-four family first mortgage	$6	$1	$4	$11

Three Months Ended June 30, 2024
One-to-four family first mortgage	$1	$—	$2	$3
Six Months Ended June 30, 2024
Commercial real estate(1)	$4	$—	$—	$4
One-to-four family first mortgage	1	—	2	3
Total	$5	$—	$2	$7
(1)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The performance of loans made to borrowers experiencing financial difficulty in which modifications were made is closely monitored to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at June 30, 2025, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	June 30, 2025
	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate(1)	$6	$—	$—	$6
One-to-four family first mortgage	5	—	16	21
Commercial and industrial	—	—	1	1
Total	$11	$—	$17	$28
(1)Includes ADC loans.

The following table provides a summary of loan balances at June 30, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	June 30, 2024
	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$26	$97	$—	$123
Commercial real estate(1)	21	3	78	102
One-to-four family first mortgage	8	—	9	17
Commercial and industrial	3	2	8	13
Other	—	—	1	1
Total	$58	$102	$96	$256
(1)Includes ADC loans.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. The Bank also has a unilateral option to repurchase loans sold and serviced for the GNMA if the loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) and can recover losses through a claims process from the guarantor. These loans are recorded in loans held for investment and the liability to repurchase the loans is recorded in Other liabilities on the Condensed Consolidated Statements of Condition. Both the asset and liability were immaterial at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, LGG totaled $369 million and $360 million respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6 - Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate(1)	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Three Months Ended June 30, 2025
Balance, beginning of period	$609	$289	$37	$167	$66	$1,168
Charge-offs	(105)	(20)	(1)	(7)	(7)	(140)
Recoveries	9	7	—	4	3	23
Provision for (recovery of) credit losses on loans and leases	25	42	(3)	(4)	(5)	55
Balance, end of period	$538	$318	$33	$160	$57	$1,106
Three Months Ended June 30, 2024
Balance, beginning of period	$469	$482	$42	$157	$65	$1,215
Charge-offs	(76)	(237)	(1)	(35)	(5)	(354)
Recoveries	—	—	—	4	1	5
Provision for (recovery of) credit losses on loans and leases	225	126	(1)	47	5	402
Balance, end of period	$618	$371	$40	$173	$66	$1,268

Six Months Ended June 30, 2025
Balance, beginning of period	$639	$304	$39	$151	$68	$1,201
Charge-offs	(185)	(22)	(2)	(41)	(14)	(264)
Recoveries	9	7	—	10	6	32
Provision for (recovery of) credit losses on loans and leases	75	29	(4)	40	(3)	137
Balance, end of period	$538	$318	$33	$160	$57	$1,106
Six Months Ended June 30, 2024
Balance, beginning of period	$307	$402	$47	$134	$102	$992
Charge-offs	(87)	(301)	(1)	(46)	(10)	(445)
Recoveries	1	—	—	11	2	14
Provision for (recovery of) credit losses on loans and leases	397	270	(6)	74	(28)	707
Balance, end of period	$618	$371	$40	$173	$66	$1,268
(1)Includes ADC loans.

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

The ACL to total loans and leases held for investment ratio at June 30, 2025 and December 31, 2024 was 1.72 percent and 1.76 percent, respectively. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the reasonable and supportable forecast period. Therefore, we have continued to incorporate a higher probability of default for those loans approaching their scheduled repricing date in the measurement of our ACL.

Our ACL is determined based on quantitative modeling that incorporates and weighs economic forecast scenarios. The key inputs to our quantitative ACL models include borrowers' projected debt service based on the most recent financial information available and underlying collateral property values. Property values are particularly meaningful for our multi-family and CRE portfolios. Our models consider the entire life of the loan, including both the interest-only period of the loan, if applicable, and the amortization period, to assess the probability of default and the loss-given default. For our multi-family portfolio, we obtain and utilize current and projected geography-specific market information in our forecasts. In estimating the qualitative component of our ACL, we have adjusted key inputs used by the model on an average basis for certain loans, most notably net operating income and property values, to reflect weaknesses in the underlying data, including the recency of appraisal values, and the lack of significant loss history in available data, particularly for office and multi-family loans and, most notably, rent-regulated multi-family loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

We charge off loans, or portions of loans, when they are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Company received notification that the borrower has filed for bankruptcy.

The following table presents additional information about the Company’s non-accrual loans at June 30, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total Non-accrual loans	Related Allowance
Multi-family	$1,781	$607	$2,388	$91
Commercial real estate(1)	377	186	563	64
One-to-four family first mortgage	58	23	81	2
Commercial and Industrial	72	51	123	37
Other	—	25	25	21
Total	$2,288	$892	$3,180	$215
(1)Includes ADC loans.

The following table presents additional information about the Company’s non-accrual loans at December 31, 2024:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total Non-accrual loans	Related Allowance
Multi-family	$1,092	$663	$1,755	$77
Commercial real estate(1)	429	135	564	31
One-to-four family first mortgage	61	9	70	1
Commercial and Industrial	51	151	202	—
Other	3	21	24	55
Total	$1,636	$979	$2,615	$164
(1)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7 - Leases, Premises and Equipment

Lessor Arrangements
The Company provides equipment leases, mainly to large, investment-grade corporate clients. These qualify as direct financing leases which are recorded based upon the lease payments, estimated residual values and direct costs, excluding unearned income and uses the implicit interest rate to determine the value. Lease terms typically range from 24 to 120 months. The Company bases residual value estimates on asset life, market value, and lessee behavior using industry data and third-party appraisals. At the end of the lease term, the lessee can renew the lease term, return or purchase the equipment at its fair value. Impairment of residual values occurs if the fair value is less than the carrying amount. The Company reviews its direct financing leases for impairment annually. We utilize residual value insurance for certain of our direct finance leases. As of June 30, 2025 and December 31, 2024, we had residual value insurance in place on $256 million and $262 million, respectively, of our leased assets.
Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on lease financing	$24	$35	$48	$73

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$24	$20	$47	$38

Supplemental balance sheet information related to the Company’s operating lease arrangements is presented below:

	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$397	$416
Operating lease liabilities	$454	$463
Weighted average remaining lease term	10.4 years	10.7 years
Weighted average discount rate %	4.78%	4.77%

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents the supplemental cash flow information related to the leases:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$36

Premises and Equipment

The table below presents the Company’s Premises and equipment:

	June 30, 2025	December 31, 2024
Premises and equipment	$1,011	$1,131
Less: Accumulated depreciation	(537)	(569)
Premises and equipment, net	$474	$562

The table below presents the Company's depreciation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense(1)	$10	$12	$21	$22
(1)Included in Occupancy and equipment expense in the Condensed Consolidated Statements of (Loss) Income

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

We have no consolidated VIEs as of June 30, 2025 and December 31, 2024.
In connection with non-qualified mortgage securitization activities, we have retained a 5 percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIEs in our Condensed Consolidated Statements of Condition. Our maximum exposure to loss is limited to our 5 percent retained interest in the investment securities that had a fair value of $159 million and $163 million as of June 30, 2025 and December 31, 2024, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 9 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

	June 30, 2025	December 31, 2024
Wholesale borrowings:
FHLB advances	$12,150	$13,400
Total wholesale borrowings	$12,150	$13,400
Junior subordinated debentures	584	582
Subordinated notes	446	444
Total borrowed funds	$13,180	$14,426

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and amounted to $45 million and $51 million at June 30, 2025 and December 31, 2024, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at June 30, 2025 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2025	$2,500	4.64	$2,750	4.54
2026	3,000	4.91	3,000	4.90
2027	4,000	4.60	4,000	4.60
2028	2,400	4.88	2,400	4.88
2032	250	3.50	—	—
Total FHLB advances	$12,150		$12,150

Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. Our FHLB available capacity was $6.9 billion and $6.6 billion at June 30, 2025 and December 31, 2024, respectively.

Our FHLB advances include fixed-rate advances, floating-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At June 30, 2025, total borrowed funds decreased $1.2 billion compared to December 31, 2024 primarily due to the repayment of $250 million and $1.0 billion of FHLB advances upon maturity in the three months ended March 31, 2025 and June 30, 2025, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Junior Subordinated Debentures

The Company had $610 million at June 30, 2025 and December 31, 2024, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at June 30, 2025:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$141	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	6.18%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.83%	31	31	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	6.21%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.81%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.77%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.81%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	6.52%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	6.52%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	6.33%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	6.02%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	6.03%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	7.08%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$610	$590
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes acquisition fair value adjustments of $26 million.

Subordinated Notes

At June 30, 2025 and December 31, 2024, the Company had a total of $446 million and $444 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	7.302%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding November 6, 2023, the Notes bore interest at an initial rate of 5.90 percent per annum payable semi-annually. From and including November 6, 2023 to, but excluding, the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. The Company has the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Note 10 - Pension Benefits

The following table sets forth certain disclosures for the Company’s pension plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic pension expense (income):(1)
Interest cost	$1	$1	$3	$2
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of net actuarial loss	1	1	2	2
Net periodic expense (income)	$(2)	$(2)	$(3)	$(4)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of (Loss) Income

Note 11 - Federal, State, and Local Taxes

The following table sets forth the Company's income tax benefit and the effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax benefit	$(11)	(101)	$(32)	$(155)
Effective tax rate	12.9%	23.7%	15.9%	19.3%

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs, PSUs, and stock options through the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Section 303A.08 of the NYSE. As of June 30, 2025, we have authorized 6,626,001 shares available for grant. RSUs and PSUs are granted at the closing market price on the date of the grant. The Company generally utilizes the Black-Scholes option pricing model to measure the fair value of stock options at the grant date. Forfeitures of RSUs, PSUs, and stock options are accounted for as they occur.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	14	15	29	22
Tax benefit	3	2	5	4
Restricted Stock

The Company granted 4,806,308 shares of restricted stock, which vest over a one- to three-year period, with an average fair value of $11.62 per share on the date of grant, during the six months ended June 30, 2025.

The following table provides a summary of activity with regard to RSUs:

	Six Months Ended June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,621,331	$17.20
Granted	4,806,308	11.62
Vested	(1,570,992)	16.43
Forfeited	(1,348,871)	17.12
Unvested at end of period	9,507,776	14.52

As of June 30, 2025, unrecognized compensation cost relating to unvested restricted stock totaled $109 million. This amount will be recognized over the remaining weighted average life of 2.4 years.

Stock Options
The following table summarizes stock option activity for the period indicated:

	Six months ended June 30, 2025
	Number of Options	Weighted- Average Exercise Price per Share
Unvested at beginning of year	12,083,000	$8.69
Granted	—	—
Vested	(3,166,667)	8.85
Forfeited	(1,000,000)	9.21
Unvested at end of period	7,916,333	8.56
Exercisable at end of period	4,416,667
As of June 30, 2025, the remaining amount of unamortized compensation expense relating to stock options totaled $36 million. This amount will be recognized over the remaining weighted average life of 1.8 years.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13 - Derivative and Hedging Activities

Derivative financial instruments are recorded at fair value in Other assets and Other liabilities on the Condensed Consolidated Statements of Condition. The Company's policy is to present our derivative assets and derivative liabilities on the Condensed Consolidated Statements of Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We may exchange cash collateral with derivative counterparties for initial margin or to cover the prior day's fair value of open positions. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

Derivatives not designated as hedging instruments. We maintain a derivative portfolio of interest rate swaps, foreign currency swaps, futures, swaptions and forward commitments used to manage exposure to changes in interest rates and MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward sale commitments and U.S. Treasury futures. Changes in the fair value of derivatives not designated as hedging instruments are recognized in current period earnings on the Condensed Consolidated Statements of (Loss) Income.

Derivatives designated as hedging instruments. We have historically designated certain interest rate swaps as cash flow hedges on overnight SOFR-based variable interest payments on FHLB advances. Beginning in the three months ended June 30, 2025, we have designated certain interest rate caps as cash flow hedges on overnight SOFR-based variable interest payments on FHLB advances. Changes in the fair value of derivatives designated as cash flow hedges are recorded in AOCL on the Condensed Consolidated Statements of Condition and reclassified into Interest expense - Borrowed funds on the Condensed Consolidated Statements of (Loss) Income in the same period in which the hedged transaction is recognized in earnings. Premiums paid on certain hedging instruments are accounted for separately from the hedge’s fair value and are amortized over the life of the derivative.

We have historically designated certain fixed-rate to variable-rate interest rate swaps as fair value hedges to hedge the changes in fair value of certain of our pools of fixed-rate assets. Beginning in the three months ended March 31, 2025, we designated certain fixed-rate to variable-rate interest rate swaps as fair value hedges to hedge the changes in fair value of certain debt securities available for sale. Changes in the fair value of derivatives designated as fair value hedges and the hedged item are recognized in Interest income within Loans and leases or Securities and money market investments on the Condensed Consolidated Statements of (Loss) Income. The fair value basis adjustments remaining from discontinued hedges are recognized in Interest income - Loans and leases on the Condensed Consolidated Statements of (Loss) Income over the remaining life of the hedged items.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables set forth information regarding our derivative financial instruments:

	June 30, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$2,993	$—	$—	2028-2029	—	—	—
Interest rate caps (cash flow hedge) (1)	$2,000	$—	$—	2028	—	—	—
Derivatives not designated as hedging instruments:
Rate lock commitments (2)	$439	$4	$3	2025	$563	$3	$3	2025
Mortgage-backed securities forwards (2)	269	—	5	2025	344	7	2	2025
Interest rate swaps (3)	3,229	17	22	2025-2041	3,323	15	30	2024-2041
(1)Refer to Note 3 - Accumulated Other Comprehensive Loss for additional information related to the change in fair value and the amount recognized in income.
(2)During the three months ended June 30, 2025 and 2024, the amount recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income was immaterial. During the six months ended June 30, 2025 and 2024, the amount recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income was $(9) million and $23 million, respectively.
(3)During the three and six months ended June 30, 2025 and during the three and six months ended June 30, 2024, the amount recorded in Fee income in the Condensed Consolidated Statement of Income was immaterial.

The following amounts were recorded in the Condensed Consolidated Statements of Condition related to items designated and qualifying as hedges items in a fair value hedging relationship:

	June 30, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$1,013	$14	$—	$—
GSE CMOs	1,999	10	—	—
GSE debentures	1,262	7	—	—
Debt securities available-for-sale(1)	$4,274	$31	$—	$—
Loans and leases held-for-investment(2)	$3,401	$(9)	$5,861	$(18)
(1)During the three and six months ended June 30, 2025 and 2024, the amount recorded in Interest income - Securities and money market investments in the Condensed Consolidated Statement of Income was immaterial.
(2)Relates to discontinued hedges on multi-family loans. During the three months ended June 30, 2025 and 2024, the amount recorded to Interest income - Loans and leases in the Condensed Consolidated Statement of Income was immaterial. During the six months ended June 30, 2025 and 2024, the amount recorded to Interest income - Loans and leases was $7 million and $17 million, respectively.

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at June 30, 2025 and December 31, 2024. No amounts were netted in the Condensed Consolidated Statements of Condition.

	June 30, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$—	$66
Interest rate caps (cash flow hedge)	—	—
Derivatives not designated as hedging instruments:
Assets
Interest rate swaptions	$17	$(1)
Total derivative assets	$17	$(1)
Liabilities
Mortgage-backed securities forwards	$5	$1
Interest rate swaps	22	38
Total derivative liabilities	$27	$39

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$(2)
Interest rate swaptions	15	(3)
Total derivative assets	$22	$(5)
Liabilities
Mortgage-backed securities forwards	$2	$10
Interest rate swaps	30	47
Total derivative liabilities	$32	$57

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

June 30, 2025
Cash and cash equivalents	$8,094
Restricted cash included in other assets	77
Total	$8,171

Note 14 - Intangible Assets

At June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(282)	$418	$700	$(229)	$471
Other intangible assets	26	(11)	15	26	(9)	17
Total other intangible assets	$726	$(293)	$433	$726	$(238)	$488

The following table presents the Company's amortization expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	27	33	55	68

Note 15 - Fair Value Measures
Fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability in an orderly transaction between market participants. Fair value is determined based on assumptions that market participants would use in pricing an asset or liability.

Valuation Hierarchy: GAAP establishes a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value as follows:

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and that were included in the Company’s Condensed Consolidated Statements of Condition at those dates:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available for sale:
GSE CMOs	$—	$10,942	$—	$10,942
GSE certificates	—	1,011	—	1,011
Private label CMOs	—	128	31	159
Total mortgage-related debt securities	$—	$12,081	$31	$12,112
Other debt securities available for sale:
GSE debentures	$—	$1,262	$—	$1,262
U. S. treasury obligations	1,013	—	—	1,013
Asset-backed securities	—	222	—	222
Corporate bonds	—	167	—	167
Municipal bonds, foreign notes, and capital trust	—	47	—	47
Total other debt securities	$1,013	$1,698	$—	$2,711
Total debt securities available for sale	$1,013	$13,779	$31	$14,823
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$1,013	$13,793	$31	$14,837
Loans held for sale
Commercial real estate(2)	$—	$175	$—	$175
One-to-four family first mortgage	—	142	—	142
Derivative assets
Interest rate swaps	—	17	—	17
Rate lock commitments	—	—	4	4
Total assets at fair value	$1,013	$14,127	$35	$15,175
Derivative liabilities
Interest rate swaps	$—	$22	$—	$22
Mortgage-backed securities forwards	—	5	—	5
Rate lock commitments	—	—	3	3
Total liabilities at fair value	$—	$27	$3	$30
(1)The change in the fair value due to significant unobservable inputs was immaterial.
(2)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available for sale:
GSE CMOs	$—	$7,304	$—	$7,304
GSE certificates	—	1,106	—	1,106
Private label CMOs	—	130	33	163
Total mortgage-related debt securities	$—	$8,540	$33	$8,573
Other debt securities available for sale:
GSE debentures	$—	$1,203	$—	$1,203
Corporate bonds	—	308	—	308
Asset-backed securities	—	236	—	236
Municipal bonds, foreign notes, and capital trust	—	82	—	82
Total other debt securities	$—	$1,829	$—	$1,829
Total debt securities available for sale	$—	$10,369	$33	$10,402
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$—	$10,383	$33	$10,416
Loans held for sale
One-to-four family first mortgage	$—	$382	$—	$382
Commercial real estate(2)	—	182	—	182
Derivative assets
Interest rate swaps	—	15	—	15
Mortgage-backed securities forwards	—	7	—	7
Rate lock commitments	—	—	3	3
Mortgage servicing rights	—	—	26	26
Total assets at fair value	$—	$10,969	$62	$11,031
Derivative liabilities
Interest rate swaps and swaptions	$—	$30	$—	$30
Rate lock commitments	—	—	3	3
Mortgage-backed securities forwards	—	2	—	2
Total liabilities at fair value	$—	$32	$3	$35
(1)The change in the fair value due to significant unobservable inputs was immaterial.
(2)Includes ADC loans.

A description of the methods and significant assumptions utilized in estimating the fair values of securities is as follows:
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and exchange-traded securities.
If quoted market prices are not available for a specific security, then fair values are estimated by using pricing models. These pricing models primarily use market-based or independently-sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy, and primarily include such instruments as mortgage-related and corporate debt securities.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis
The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at June 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,977	$2,977
Loans held for sale	—	2	—	2
Other assets(2)	—	—	52	52
Total	$—	$2	$3,029	$3,031
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,469	$2,469
Loans held for sale	—	335	—	335
Other assets (2)	—	—	52	52
Total	$—	$335	$2,521	$2,856
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Condensed Consolidated Statements of Condition:

	June 30, 2025
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$8,094	$8,094	$8,094		$—		$—
FHLB and FRB-NY stock (1)	1,017	1,017	—		1,017		—
Loans and leases held for investment, net(2)	63,015	58,662	—		—		58,662
Financial Liabilities:
Deposits	$69,745	$69,721	$45,533	(3)	$24,188	(4)	$—
Borrowed funds	13,180	13,036	—		13,036		—
(1)Carrying value and estimated fair value are at cost.
(2)Carrying value and estimated fair value include the impaired loans held for investment.
(3)Includes interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(4)Includes CDs.

	December 31, 2024
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$15,430	$15,430	$15,430		$—		$—
FHLB and FRB-NY stock (1)	1,146	1,146	—		1,146		—
Loans and leases held for investment, net(2)	67,071	61,831	—		—		61,831
Financial Liabilities:
Deposits	$75,870	$75,894	$48,546	(3)	$27,348	(4)	$—
Borrowed funds	14,426	14,217	—		14,217		—
(1)Carrying value and estimated fair value are at cost.
(2)Carrying value and estimated fair value include the impaired loans held for investment.
(3)Includes interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(4)Includes CDs.

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2025 and December 31, 2024.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Condensed Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Assets:
Loans held for sale:
Net gain on loan sales and securitizations	$6	$12	$14	$15

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2025			December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance		Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$4	$4	$—	$4		$4	$—
Total non-accrual loans	$4	$4	$—	$4		$4	$—
Accrual loans:
Loans held for sale	$307	$313	$6	$553		$560	$7
Loans held-for-investment	—	—	—	67		66	(1)
Total accrual loans	$307	$313	$6	$620		$626	$6
Total loans:
Loans held for sale	$311	$317	$6	$557		$564	$7
Loans held-for-investment	—	—	—	67	—	66	(1)
Total loans	$311	$317	$6	$624		$630	$6

Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize the Company's preferred stock as of June 30, 2025:

Preferred Stock Series	Amount Outstanding	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	5,000,000	515,000	515,000	$0.01	$1,000
Fixed Rate Perpetual Noncumulative Convertible Series B	$1	267,062	192,062	750	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$—	523,369	—	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$—	315,000	45	15	$0.01	$0.0001

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the six months ended June 30, 2025, we paid $16 million of dividends on our Series A preferred stock

Series B Preferred Stock

As of June 30, 2025, Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250,000 shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in the control of the Company. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the six months ended June 30, 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,483 as of June 30, 2025. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. The 315,000 shares of Series D NVCE Stock are convertible into 105,000,000 shares of common stock at a strike price of $7.45 per share, as adjusted for dividends, as of June 30, 2025.

Note 17 - Commitments and Contingencies

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of loan originations, as well as commercial and performance stand-by letters of credit, which are not included on our Condensed Consolidated Statements of Financial Condition.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit:

(in millions)	June 30, 2025	December 31, 2024
Multi-family and Commercial real estate(1)	$988	$2,478
One-to-four family including interest rate locks	1,464	725
Other loan commitments	10,112	9,837
Total loan commitments	$12,564	$13,040
Stand-by letters of credit	699	803
Total commitments(2)	$13,263	$13,843
(1)Includes ADC loans.
(2)The allowance for unfunded commitments is $56 million and $50 million as of June 30, 2025 and December 31, 2024, respectively, and is included in Other liabilities.

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

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business, including stockholder, class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to: (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Bridge Bank, N.A. (“Signature”), (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes).
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at June 30, 2025 is immaterial.
There can be no assurance: (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, investigations or regulatory proceedings, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company may incur significant legal expenses in defending such litigation, or as a result of its involvement in such investigations or regulatory proceedings, during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.
Signature Bridge Bank
On March 20, 2023, the Company’s wholly owned bank subsidiary, Flagstar Bank, entered into a Purchase and Assumption Agreement (the “Agreement”) with the FDIC, as receiver of Signature to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). In connection with the Signature Transaction, Flagstar Bank assumed all of Signature’s branches. Flagstar Bank acquired only certain parts of Signature it believed to be financially and strategically complementary that were intended to enhance the Company’s future growth.
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

Given the current focus on the Company’s operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the company. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably NII, which led to the decision to sell certain portions of our business and certain loan portfolios. The Company's significant revenues and expenses are reported on the face of the Condensed Consolidated Statements of (Loss) Income. As a result, the Company’s financial performance is reviewed as a single operating segment.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions used, are critical to an understanding of our Condensed Consolidated Financial Statements and the Notes, are described in detail in Note 2 of our Form 10-K for the year ended December 31, 2024. These policies relate to: (a) the determination of our ACL and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements and the Notes are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, Management evaluated the effectiveness of design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management concluded its disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in its system of Internal Control over Financial Reporting, as described below. Notwithstanding the material weaknesses, Management evaluated its disclosure controls and procedures, and concluded the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations, capital position, and cash flows, for the periods presented, in conformity with GAAP.

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

Control activities: We did not sufficiently maintain effective control activities related to independent Credit Review processes and certain loan data reconciliations. Specifically, our independent Credit Review process controls were ineffective as the Company lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely,

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

and appropriately challenged. These ineffective controls impact the Company's ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the ACL on loans and leases.

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

In early 2024, the Company appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee. The frequency of Audit Committee meetings increased substantially during 2024, with both Audit and Risk Assessment Committees dedicating sessions to evaluating credit risk in the portfolio. In addition, the Audit Committee dedicates sessions to discuss the Company’s ACL methodology and results.

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

•Enhancing processes to identify and assess risks associated with estimating the ACL and improving data governance processes.

While we believe our actions will be effective in remediating the material weaknesses, we continually assess the need for additional remediation actions. The material weaknesses will not be remediated until the remediation activities are in place,

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

with applicable procedures and evidence to support sustainability, and Management concludes, based on validation testing, the remedial efforts are effective.

Changes in Internal Control over Financial Reporting

Except for the actions noted above related to remediation of the Company's material weaknesses, there have been no changes in the Company’s system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 to which this report relates, which materially affect, or are reasonably likely to materially affect, the Company’s system of Internal Control over Financial Reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. Except as set forth below, all such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

The Company and certain former executive officers of the Company and certain current and former directors of the Company have been named as defendants in a consolidated purported shareholder class action captioned Lemm, Jr. v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-00903, filed on February 6, 2024 in the United States District Court for the Eastern District of New York. This action, which seeks unspecified compensatory damages to be proven at trial, alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, with respect to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on July 27, 2022 and ending on February 29, 2024. On December 19, 2024, another purported shareholder of the Company filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Company and certain current and former directors and executive officers of the Company. This additional purported class action alleges substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. The Company is vigorously defending the allegations set forth in the purported class action complaints and also intends to vigorously defend any related actions.

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

The Company’s former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of the Company’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of the New York State (Nassau County). These actions, which also name the Company as a nominal defendant and seek unspecified compensatory damages and certain corporate governance and internal procedures reforms, allege claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaints relate to disclosures concerning the Company’s business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in the Company’s public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of the Company during such period. The Company has filed a motion to consolidate the Hauser matter with the three other federal derivative actions and has filed a notice to remove the state derivative action to federal court. The Company and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions. On March 3, 2025, the federal magistrate granted Podems’ motion to remand the derivative case back to New York state court. Flagstar filed an objection. On April 9, 2025, the judge entered an order adopting the Magistrate Judge’s Report and Recommendation recommending that the Court grant Plaintiff’s motion to remand the case to state court. Therefore, the Podems matter will now proceed in the Supreme Court of New York, Nassau County.

The Company’s President and Chief Executive Officer, as well as all of the Company’s current directors, have also been named in a purported shareholder derivative action captioned Siegel v. Otting, et al., Case No. 2:24-cv-07352, filed on October 21, 2024 in the United States District Court for the Eastern District of New York. This action alleges breach of fiduciary duty and related claims and alleges that certain Company employment agreements and similar arrangements, and certain internal Company policies, violate the DFA by failing to adequately inform employees of their right to report SEC rule violations and to receive eligible whistleblower protection and awards under the DFA. The Company and the named defendants are vigorously defending this action and also intend to vigorously defend any related actions. Flagstar reached a settlement with Plaintiff's counsel, after Plaintiff's counsel agreed that remedial actions mooted his claims. After remediation, the parties filed a stipulation to dismiss due to mootness, which was entered by the court on March 19, 2025.

The Company has been named as a defendant in three different sets of purported class actions related to three separate cyber breach incidents. The Company is vigorously defending these actions and also intends to vigorously defend any related actions. The first set, captioned Phillip Angus et al v. Flagstar Bank, Case No. 2:21-cv-10657-MFL-DRG, filed in the United States District Court for the Eastern District of Michigan, relates to a data breach that occurred in January 2021, after threat actors exploited vulnerabilities in a File Transfer Appliance (FTA) used by Flagstar Bancorp, which was acquired by the Company in December 2022, to gain access to confidential customer information. The action seeks unspecified compensatory damages to be proven at trial and alleges breach of implied-in-fact contract, breach of confidence and public disclosure of private fact and also violations of various California consumer protection laws. On March 27, 2025, the court granted Flagstar’s motion to dismiss as to certain allegations and denied Flagstar’s motion to dismiss as to certain other allegations. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The matter is stayed for 90 days, while the parties participate in mediation.

The second set, captioned In re: Flagstar December 2021 Data Security Incident Litigation, Case No. 2:22-cv-11385 is comprised of twenty purported class action lawsuits that were consolidated into a single action filed on June 23, 2023, in the United States District Court for the Eastern District of Michigan, and relates to a cyber breach of Flagstar Bancorp’s information technology system that occurred in December 2021. The action seeks unspecified compensatory damages to be proven at trial and alleges common law and statutory claims associated with the exposure of customers’ Personally Identifiable Information (PII) as a result of the data breach and seeks class certification. On September 30, 2024, the court dismissed 17 of the 18 claims in the plaintiff’s consolidated complaint, allowing only the claim under the California Consumer Privacy Act to proceed, thereby limiting participation in the action to California class members. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The matter is stayed for 90 days, while the parties participate in mediation.

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

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Except as set forth below, there have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Our recently announced internal reorganization transaction is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the Bank.

On July 24, 2025, the Company, as part of an internal reorganization to streamline its corporate structure, entered into an Agreement and Plan of Merger (the “Plan of Merger”) with the Bank. Under the terms of the Plan of Merger, the Company will be merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity (the “Surviving Entity”). Before the restructuring may be completed, various approvals or consents must be obtained from governmental entities. There can be no assurance as to the issuance, timing and/or outcome of the receipt of such regulatory approvals, and whether regulators will impose conditions on the completion of the restructuring or require changes to the terms of the restructuring. Furthermore, the issuance of any such conditions or changes could have the effect of delaying completion of the restructuring or imposing additional costs on, or otherwise impacting the earnings of, the Bank following the restructuring, any of which might have a material adverse effect on the Bank following the restructuring. In addition, future legislative, regulatory and economic developments occurring prior to, or following, the completion of the proposed transaction may also diminish or eliminate the anticipated benefits of the consolidation.

Our recently announced internal reorganization transaction will not be completed unless important conditions are satisfied.

Specified conditions set forth in the Plan of Merger must be satisfied or waived to complete our recently announced internal reorganization transaction. If the conditions are not satisfied, or waived in accordance with applicable law or stock exchange rules, the restructuring will not occur or will be delayed, and each of the Company and the Bank may lose some or all of the intended benefits of the restructuring. The following conditions, in addition to other closing conditions, must be satisfied or, if permissible, waived before the Company and the Bank complete the restructuring:

•the transactions contemplated by the Plan of Merger must be approved by the holders of the Company’s common stock;

•shares of the Bank’s common stock, Series A preferred stock and BONUSES Units to be issued in the Merger shall have been authorized for listing on the NYSE, subject to official notice of issuance;

•all approvals and authorizations of, filings and registrations with, and notifications to, all relevant governmental authorities required for the consummation of the restructuring shall have been obtained or made, and shall be in full force and effect and all waiting periods required by law shall have expired;

•no governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) that is in effect and prohibits consummation of the transactions contemplated by the Plan of Merger;

•all third-party consents and approvals required, or deemed by the Company’s board of directors to be advisable, to be obtained under any material note, bond, mortgage, deed of trust, security interest, indenture, law, regulation, lease, license, contract, agreement, plan, instrument or obligation to which the Company or any subsidiary or affiliate of the Company is a party in connection with the restructuring shall have been obtained; and

•the Company’s board of directors shall have received evidence in form and substance reasonably satisfactory to it that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of June 30, 2025, the Company has approximately $9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of RSUs.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended June 30, 2025.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Second Quarter 2025
April 1 - 30, 2025	9,022	$10.33	$—
May 1 - 31, 2025	27,965	11.83	—
June 1 - 30, 2025	127,300	10.99	—
Total Second Quarter 2025	164,287	$11.09	—

Item 3.	Defaults Upon Senior Securities
    The Company had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
2.1	Agreement and Plan of Merger, dated July 24, 2025, between Flagstar Financial, Inc. and Flagstar Bank, N.A.(1)
2.2	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(2)
2.3	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (4)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(6)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(7)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation(8)
3.7	Certificate of Designations of the Registrant for Series A Preferred Stock(9)
3.8	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock(10)
3.9	Certificate of Designations for Series C Noncumulative Convertible Preferred Stock(10)
3.10	Certificate of Designations for Series D Non-Voting Common Equivalent Stock(10)
3.11	Amended and Restated Bylaws(8)
4.1	Specimen Common Stock Certificate (11)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (9)

4.3	Form of certificate representing the Series A Preferred Stock (9)
4.4	Form of issued warrant for shares of Series D Non-Voting Common Equivalent Stock(10)
4.5	Form of depositary receipt representing the Depositary Shares (9)
4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Form of Executive Stock Option Grant Notice**
10.2	Employment Agreement, dated June 30, 2025, by and between Flagstar Bank, N.A. and Kris Gagnon**
10.3	Employment Agreement, dated July 1, 2025, by and between Flagstar Bank, N.A. and Richard Raffetto**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2025 (File No. 1-31565)
(2)Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2024 (File No. 1-31565)
(3)Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(4)Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
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
(9)Incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(10)Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2024 (File No. 1-31565)
(11)Incorporated by reference to Exhibits filed with the Company's Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(12)Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-8 (File No. 333-287353), as filed with the Securities and Exchange Commission on May 16, 2025

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	August 7, 2025	Flagstar Financial, Inc.
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)