Form 10-Q
period 2025-09-30
FLAGSTAR BANK, NATIONAL ASSOCIATION
filed 2025-11-06
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31565
Flagstar Bank, National Association
(Exact name of registrant as specified in its charter)

United States of America			38-2734984
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLG	New York Stock Exchange
Bifurcated Option Note Unit SecuritiesSM	FLG PRU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	FLG PRA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 415,755,877 shares.

FLAGSTAR BANK, NATIONAL ASSOCIATION
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

Effective October 17, 2025, Flagstar Bank, National Association (the “Bank”) became the successor reporting company to Flagstar Financial, Inc. pursuant to an internal corporate reorganization to eliminate the Bank’s holding company structure (the “Reorganization”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Flagstar,” "the Company," “the Bank,” “we,” “us,” and “our” used for periods prior to October 17, 2025 refer to Flagstar Financial, Inc., which was the parent holding company and the registrant prior to the Reorganization, and, for periods after the Reorganization, to Flagstar Bank, National Association, in each case including its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING LANGUAGE

This report, like many written and oral communications presented by Flagstar and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Flagstar, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions, and expectations as reflected in these forward-looking statements are reasonable, we can give no assurance that they will be achieved or realized.

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
•certain matters relating to our recently completed holding company reorganization transaction, including the anticipated benefits thereof, including, without limitation, on our future financial and operating results; our ability to achieve anticipated benefits from the consolidation; and legislative, regulatory and economic developments that may diminish or eliminate the anticipated benefits of the consolidation;
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
•the heightened regulatory standards with respect to governance and risk management to which we are subject as a national bank with assets of $50 billion or more, and the expenses we will continue to incur to develop and maintain policies, programs and systems that comply with these heightened standards;
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
•the potential for deposit attrition, including for reasons related to the departure of private banking teams whose responsibilities include the acquisition and retention of customer deposits;
•any interruption in customer service due to circumstances beyond our control;
•our ability to successfully remediate our previously disclosed material weaknesses in internal control over financial reporting;
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our acquisition of Flagstar Bancorp and subsequent purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) the previously disclosed material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) recent events and circumstances involving Flagstar, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of Flagstar (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to Flagstar;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related to our March 2024 $1.05 billion capital raise, the Flagstar Bancorp acquisition and additional potential market transactions not in Flagstar’s control;
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
•the impact of changing political conditions or federal government shutdowns;
•the potential impact to Flagstar from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;

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
•completing the diversification of Flagstar’s loan portfolio may be more difficult, costly or time consuming than expected;
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

See Part 1, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Background

Prior to the completion of the Reorganization (as defined below) on October 17, 2025, Flagstar Financial, Inc. was the parent company (on a standalone basis, the "Parent Company") of Flagstar Bank, N.A., one of the largest regional banks in the country. We are headquartered in Hicksville, New York. At September 30, 2025, we had $91.7 billion of assets, $63.2 billion of loans, $69.2 billion of deposits, and total stockholders’ equity of $8.1 billion.

We operate approximately 340 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

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

To support these pillars, we have established strategic priorities focused on transforming Flagstar into a top-tier relationship-driven regional bank, creating a customer-centric culture that prioritizes valuable relationships, and building an effective risk management mindset that supports safe and sound operations.

Since initiating this plan in 2024, we have made measurable progress, including key leadership additions, reduction of non-core assets, and improved funding mix. We believe that successful execution of this plan will enhance our financial resilience, drive sustainable earnings and position us to deliver greater long-term value to shareholders.

Completion of Internal Corporate Reorganization

Effective October 17, 2025, the Bank became the successor reporting company to Flagstar Financial, Inc. pursuant to an internal corporate reorganization to eliminate the Bank’s holding company structure (the “Reorganization”). In connection with the completion of the transaction, Flagstar Financial, Inc. was merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity.

At the effective time of the Merger, the outstanding shares of Flagstar Financial, Inc.’s common stock and Series A preferred stock were cancelled and automatically converted into an equivalent number of shares of the Bank’s common stock and Series A preferred stock. Flagstar Financial’s Series B and Series D preferred stock were also converted into common stock of the Bank, except that such conversion was instead into non-voting equity securities that are substantially identical to the Series B and Series D preferred stock to the extent that ownership of the additional common stock would otherwise be prohibited by law or require approval by a government entity. As a result, subject to the foregoing limitations, the shares of capital stock of the Bank are now owned directly by shareholders in the same proportion as their ownership of Flagstar Financial, Inc. capital stock immediately prior to the Merger. Further, each warrant to purchase either Series D preferred stock or common stock of Flagstar Financial, Inc. was converted automatically into a warrant to purchase the Bank’s common stock or, as applicable, the Bank’s Series D preferred stock. In addition, each of Flagstar Financial's outstanding warrants to purchase shares of Flagstar Financial common stock forming a part of a unit of Flagstar Financial's outstanding Bifurcated Option Note Unit SecuritiESSM (the “BONUSES Units”) was converted automatically into a warrant to purchase Bank common stock upon the same terms applicable to the outstanding warrants immediately prior to the Reorganization. Immediately following the Merger, the Bank had substantially the same outstanding capital stock with substantially the same rights and privileges as the outstanding capital stock of Flagstar Financial, Inc. immediately prior to the Merger. Immediately after the Merger, the Bank had substantially the same consolidated assets, liabilities and shareholders’ equity as Flagstar Financial. Inc. immediately prior to the Merger. The Bank assumed Flagstar Financial, Inc.’s debt obligations, equity incentive plans, equity compensation plans, and other compensation plans as a result of the Merger.

Following the Merger, we continue to be publicly traded on the New York Stock Exchange (NYSE) under the ticker symbol “FLG.” The Bank’s common stock, as well as depositary shares representing interests in the Bank's Series A preferred stock and the BONUSES Units, is registered with the Bank’s primary banking regulator, the OCC, under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Net Loss

For the three months ended September 30, 2025, we reported a net loss of $36 million compared to a net loss of $70 million for the three months ended June 30, 2025. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the three months ended September 30, 2025 was $45 million, or $0.11 per diluted share compared to a net loss attributable to common stockholders of $78 million, or $0.19 per diluted share for the three months ended June 30, 2025.

For the nine months ended September 30, 2025, we reported a net loss of $206 million compared to a net loss of $930 million for the nine months ended September 30, 2024. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the nine months ended September 30, 2025 was $231 million, or $0.56 per diluted share compared to a net loss attributable to common stockholders of $957 million, or $3.16 per diluted share for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2024 included the reduction in the Signature Transaction bargain purchase gain of $121 million.

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

	Three Months Ended,
	September 30, 2025				June 30, 2025
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$63,541	$819		5.15%	$65,824	$840		5.12%
Securities (2)	16,610	192		4.62%	15,169	170		4.48%
Interest-earning cash and cash equivalents	8,216	90		4.36%	12,054	133		4.42%
Total interest-earning assets	$88,367	$1,101		4.94%	$93,047	$1,143		4.93%
Non-interest-earning assets	3,616				3,663
Total assets	$91,983				$96,710
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$19,562	$151		3.05%	$20,497	$162		3.16%
Savings accounts	14,573	113		3.08%	14,353	110		3.07%
Certificates of deposit	23,052	255		4.38%	25,310	287		4.55%
Total interest-bearing deposits	$57,187	$519		3.60%	$60,160	$559		3.73%
Total borrowed funds	$13,191	$157		4.74%	$14,105	$165		4.70%
Total interest-bearing liabilities	$70,378	$676		3.81%	$74,265	$724		3.91%
Non-interest-bearing deposits	12,079				12,731
Other liabilities	1,394				1,724
Total liabilities	$83,851				$88,720
Stockholders’ and mezzanine equity	8,132				7,990
Total liabilities and stockholders’ equity	$91,983				$96,710
Net interest income/interest rate spread		$425		1.13%		$419		1.02%
Net interest margin				1.91%				1.81%
Ratio of interest-earning assets to interest-bearing liabilities			1.26	x			1.25	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

	Nine Months Ended,
	September 30, 2025				September 30, 2024
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$65,842	$2,519		5.13%	$81,286	$3,421		5.62%
Securities (2)	14,962	510		4.54%	12,180	415		4.59%
Interest-earning cash and cash equivalents	11,515	379		4.41%	18,615	758		5.44%
Total interest-earning assets	$92,319	$3,408		4.94%	$112,081	$4,594		5.47%
Non-interest-earning assets	3,588				5,414
Total assets	$95,907				$117,495
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$20,355	$480		3.15%	$23,872	$664		3.71%
Savings accounts	14,426	334		3.10%	9,960	221		2.97%
Certificates of deposit	24,893	850		4.57%	27,109	1,000		4.93%
Total interest-bearing deposits	$59,674	$1,664		3.73%	$60,941	$1,885		4.13%
Total borrowed funds	$13,887	$490		4.72%	$26,259	$1,019		5.31%
Total interest-bearing liabilities	$73,561	$2,154		3.91%	$87,200	$2,904		4.45%
Non-interest-bearing deposits	12,622				18,872
Other liabilities	1,616				2,648
Total liabilities	$87,799				$108,720
Stockholders’ and mezzanine equity	8,108				8,775
Total liabilities and stockholders’ equity	$95,907				$117,495
Net interest income/interest rate spread		$1,254		1.03%		$1,691		1.02%
Net interest margin				1.82%				2.01%
Ratio of interest-earning assets to interest-bearing liabilities			1.25	x			1.29	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Three Months Ended,			Nine Months Ended,
	September 30, 2025 compared to June 30, 2025 Increase/(Decrease) Due to:			September 30, 2025 compared to September 30, 2024 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net(1)
INTEREST-EARNING ASSETS:
Total loans and leases	$(29)	$8	$(21)	$(509)	$(393)	$(902)
Securities	17	5	22	95	—	95
Interest earning cash & cash equivalent	(42)	(1)	(43)	(156)	(223)	(379)
Total interest-earnings assets	$(54)	$12	$(42)	$(570)	$(616)	$(1,186)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(7)	$(4)	$(11)	$(55)	$(129)	$(184)
Savings accounts	1	2	3	69	44	113
Certificates of deposit	(24)	(8)	(32)	(51)	(99)	(150)
Total borrowed funds	$(10)	$2	$(8)	$(292)	$(237)	$(529)
Total interest-bearing liabilities	$(40)	$(8)	$(48)	$(329)	$(421)	$(750)
Change in net interest income	$(14)	$20	$6	$(241)	$(195)	$(437)
(1)May not foot due to rounding.

Comparison to Prior Quarter

During the three months ended September 30, 2025, NIM increased 10 basis points and NII increased $6 million compared to the three months ended June 30, 2025. This was primarily as a result of lower-interest bearing deposits primarily due to the payoff of brokered certificates of deposit reflecting our actions to reduce higher cost funding, the pay down of wholesale borrowings and improved yields on loans and leases on One-to-four family and C&I originations, partially offset by lower average total loans and leases due to the strategic reduction in our multi-family, CRE and non-core C&I loans that began in early 2024.

Comparison to Prior Year to Date

During the nine months ended September 30, 2025, NIM decreased by 19 basis points and NII decreased $437 million compared to the nine months ended September 30, 2024. This was primarily as a result of lower average total loans and leases due to the strategic reduction in multi-family and CRE loans, the sale of our mortgage third party origination business and mortgage servicing business ("Mortgage Operations") during the three months ended December 31, 2024 and the sale of our warehouse lending portfolio during the three months ended September 30, 2024. The decrease was partially offset by lower average borrowed funds driven by the pay down of wholesale borrowings and lower interest-bearing deposits driven by the pay down of brokered deposits during 2024 and the nine months ended September 30, 2025.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Provision for credit losses	$38	$64	(41)%	$181	$947	(81)%

Comparison to Prior Quarter

For the three months ended September 30, 2025, the provision for credit losses decreased $26 million compared to the three months ended June 30, 2025. This decrease is primarily due to volume declines from the strategic reduction in our multi-family, CRE and non-core C&I loan portfolios, lower charge-offs, a decrease in criticized assets and the receipt of recent appraisals including appraisals on our individually evaluated loans. These declines were partially offset by declining trends in macro-economic conditions. Additionally, our ACL balance decreased since June 30, 2025 as a result of a reduction in the allowance associated with individually evaluated loans based upon updated appraisals received during the three months ended September 30, 2025, partially offset by declining trends in macro-economic conditions.

Comparison to Prior Year to Date

For the nine months ended September 30, 2025, the provision for credit losses decreased $766 million compared to the nine months ended September 30, 2024. This decrease is primarily due to improving credit trends as property values and borrower financials normalize which has resulted in a stabilization in our ACL and lower net charge-offs in our CRE portfolio. Additionally, our ACL balance decreased since September 30, 2024 as a result of the on-going volume declines from the strategic reduction in our multi-family, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by declining trends in macro-economic conditions.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Fee income	$23	$22	5%	$67	$117	(43)%
Bank-owned life insurance	12	10	20%	32	32	—%
Net gain on investment securities	22	—	NM	22	—	NM
Net return on mortgage servicing rights	—	—	—%	—	74	NM
Net gain on loan sales and securitizations	5	6	(17)%	24	43	(44)%
Net loan administration income	—	1	(100)%	5	3	67%
Bargain purchase gain	—	—	—%	—	(121)	NM
Other	32	38	(16)%	101	88	15%
Total non-interest income	$94	$77	22%	$251	$236	6%

Comparison to Prior Quarter

For the three months ended September 30, 2025, non-interest income increased $17 million compared to the three months ended June 30, 2025. The increase is primarily attributed to a $21 million gain on our investment in Figure Technology Solutions, Inc., partially offset by several insignificant items.

Comparison to Prior Year to Date

For the nine months ended September 30, 2025, non-interest income increased $15 million compared to the nine months ended September 30, 2024. The increase in non-interest income was primarily due to the non-recurrence of the $121 million reduction in the Signature Transaction bargain purchase gain, a $21 million gain on our investment in Figure Technology Solutions, Inc., and increased commission income. The increase was partially offset by lower MSRs fees, fee income, net gain on loan sales and securitizations and net loan administration income as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Operating expenses:
Compensation and benefits	$242	$237	2%	$723	$961	(25)%
FDIC insurance	37	49	(24)%	136	239	(43)%
Occupancy and equipment	47	53	(11)%	155	163	(5)%
General and administrative	153	133	15%	433	557	(22)%
Total operating expense	$479	$472	1%	$1,447	$1,920	(25)%
Intangible asset amortization	26	27	(4)%	81	105	(23)%
Merger-related expenses	17	14	21%	39	95	(59)%
Total non-interest expense	$522	$513	2%	$1,567	$2,120	(26)%

Comparison to Prior Quarter

Total non-interest expenses for the three months ended September 30, 2025 increased $9 million compared to the three months ended June 30, 2025, primarily due to an increase in general and administrative expenses as a result of a $14 million increase in litigation accruals related to a recent settlement agreement for claims that originated at Flagstar Bancorp in 2021 and 2022 prior to the Flagstar Bancorp merger with New York Community Bancorp, Inc. ("NYCB"), and increased compensation and benefits as a result of $8 million of severance costs partially offset by a decline in our FDIC insurance expense as a result of a lower asset base and lower brokered deposits.

Comparison to Prior Year to Date

Total non-interest expenses for the nine months ended September 30, 2025 decreased $553 million compared to the nine months ended September 30, 2024, primarily due to lower compensation and benefits costs stemming from the actions taken to optimize costs which continued in the nine months ended September 30, 2025, a decrease in general and administrative expenses primarily due to the sale of our Mortgage Operations during the three months ended December 31, 2024 and our continued focus on operating expense management. Additionally, we had lower FDIC insurance costs as a result of a lower asset base and lower brokered deposits due to the sale of our Mortgage Operations, and lower merger-related expenses.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rate for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Income tax (benefit)	$(5)	$(11)	(55)%	$(37)	$(210)	(82)%
Effective tax rate	12.2%	12.9%		15.2%	18.4%

We compute our tax benefit for interim periods by applying the estimated annual effective tax to our year-to-date (Loss) before income taxes and adjust for discrete items that occur in the quarter. For the three and nine September 30, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected break-even results for 2025; therefore we used our actual effective tax rate to compute our income tax benefit for the three and nine September 30, 2025.

Comparison to Prior Quarter

The income tax benefit for the three months ended September 30, 2025 decreased $6 million compared to the three months ended June 30, 2025 primarily as a result of the reduction in our pre-tax loss.

Comparison to Prior Year to Date

The income tax benefit for the nine months ended September 30, 2025 decreased $173 million compared to the nine months ended September 30, 2024, primarily as a result of the reduction in our pre-tax loss, partially offset by the tax impact of the adjustment to the bargain purchase gain recorded net of tax during the three months ended March 31, 2024.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	September 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$30,466	48.7%	$34,093	49.9%
Commercial real estate(1)	10,163	16.2	11,836	17.4
One-to-four family first mortgage	5,513	8.8	5,201	7.6
Commercial and industrial	14,874	23.7	15,376	22.5
Other loans	1,645	2.6	1,766	2.6
Total loans and leases held for investment	$62,661	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,071)		(1,201)
Total loans and leases held for investment, net	$61,590		$67,071
Loans held for sale	535		899
Total loans and leases, net	$62,125		$67,970
(1)Includes ADC loans.

Total loans and leases held for investment decreased $5.6 billion at September 30, 2025 compared to December 31, 2024, primarily as a result of our continued strategy of diversifying our loan portfolio by reducing our multi-family, CRE and non-core C&I loan exposure, partially offset by $3.7 billion in originations within our C&I portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	September 30, 2025
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)
2025	$936	$558	$1,857	$234	$3,585
2026	3,899	1,140	712	357	6,108
2027	7,399	1,046	919	541	9,905
2028	3,699	2,039	370	860	6,968
2029	2,288	1,570	241	524	4,623
2030	75	2,186	13	236	2,510
2031+	88	3,458	5	663	4,214
Total amounts due or repricing, gross	$18,384	$11,997	$4,117	$3,415	$37,913
(1)Excludes Specialty Finance CRE loans and multi-family loans serviced-by-others totaling $458 million and $96 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $104 million.
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

Multi-Family Loans

Our multi-family loan portfolio decreased $3.6 billion at September 30, 2025 compared to December 31, 2024, primarily due to $2.8 billion of par payoffs since December 31, 2024, with 51 percent of the payoffs from substandard loans, the classification of $254 million of loans related to a single borrower relationship to Loans held for sale and loan sales of $102 million. The reduction in our multi-family loan portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to multi-family loans.

The majority of our multi-family loans are non-recourse and are secured by rental apartment buildings. At September 30, 2025, $16.9 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, $14.7 billion or 87 percent of which are subject to rent regulation laws to varying degrees, with $10.2 billion having 50 percent or more rent regulated units. The New York Housing Stability and Tenant Protection Act of 2019 significantly limits the ability to increase rents on regulated apartments upon vacancy. These limitations may reduce a borrower’s ability to generate additional revenues on those units to offset higher operating expenses due to inflation and the current interest rate environment. This could result in lower net operating income and could impact a borrower’s ability to satisfy repayment obligations during the term of the loan. In addition, the level of income generated by the property may be insufficient to qualify for refinancing at maturity.

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

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $7.7 billion outstanding with interest-only payments at September 30, 2025. The weighted average interest-only period remaining was 21.8 months as of September 30, 2025, with approximately 17 percent of these loans entering their amortization period by the end of 2025 and 59 percent by the end of 2026.

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

The following table presents a geographical analysis of the multi-family loans in our held-for-investment loan portfolio:

	September 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$5,358	18%	$6,246	18%
Brooklyn	4,849	16	5,375	16
Bronx	2,859	9	3,272	10
Queens	2,308	8	2,526	7
Staten Island	73	—	98	—
Total New York City	$15,447	51%	$17,517	51%
New Jersey	$3,880	13%	$4,509	13%
Long Island	428	1	484	1
Total Metro New York	$19,755	65%	$22,510	66%
Other New York State	$982	3%	$1,188	3%
Pennsylvania	3,005	10	3,375	10
Florida	1,487	5	1,555	5
Ohio	975	3	1,007	3
All other states	4,262	14	4,458	13
Total	$30,466	100%	$34,093	100%

Commercial Real Estate

At September 30, 2025, CRE loans decreased $1.7 billion compared to December 31, 2024, primarily due to par payoffs. The reduction in our CRE portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to CRE loans.

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

The following table presents an analysis of the property types that collateralize the CRE loans in our held-for-investment portfolio:

	September 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office non-owner occupied	$2,025	20%	$2,271	19%
Retail (includes owner and non-owner occupied)	1,716	17	1,934	16
Industrial	4,209	41	4,984	42
Other	2,213	22	2,647	23
Total(1)	$10,163	100%	$11,836	100%
(1)Includes ADC loans.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	September 30, 2025		December 31, 2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$4,099	40%	$4,634	39%
Michigan	1,017	10	1,220	10
California	692	7	737	6
New Jersey	646	6	738	6
Florida	644	6	734	6
Texas	470	5	451	4
All other states	2,595	26	3,322	28
Total(1)	$10,163	100%	$11,836	100%
(1)Includes ADC loans.

Commercial and Industrial

Our C&I loan portfolio decreased $502 million at September 30, 2025 compared to December 31, 2024, primarily due to a $4.2 billion reduction resulting from our strategic decision to continue to diversify our loan portfolio by reducing our exposure to non-core C&I loans. This decrease was partially offset by $3.7 billion of new originations that resulted from new and increased loan commitments of $5.3 billion during the nine months ended September 30, 2025.

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

Specialty finance loans and leases included within our C&I loan portfolio were $3.2 billion, or 5.1 percent of total loans held for investment at September 30, 2025, reflecting a decrease of $672 million or 17 percent compared to December 31, 2024. The decrease in specialty finance loans is a result of our decision to run off certain non-core loans as part of our overall loan portfolio strategy.

Specialty finance loans and leases are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. These loans fall into three categories: asset-based loans, dealer floor-plan lending and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of September 30, 2025, 84 percent of specialty finance loan commitments are structured as floating rate obligations.

One-to-Four Family Loans

One-to-four family loans increased $312 million at September 30, 2025 compared to December 31, 2024, primarily driven by new originations.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2025, excluding LGG, loans in this portfolio had an average current FICO score of 744 and an average loan-to-value ratio of 50 percent.

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of September 30, 2025 and December 31, 2024, LGG totaled $354 million and $360 million, respectively. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to the U.S. Department of Housing and Urban Development (if foreclosure timelines are met), which is not paid by the FHA until claimed.

Other Loans

At September 30, 2025, other loans decreased $121 million compared to December 31, 2024, primarily driven by payoffs at par.

Other loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of September 30, 2025, loans in this portfolio had an average current FICO score of 757.

Loans Held for Sale

Loans held for sale at September 30, 2025 decreased $364 million compared to December 31, 2024, primarily due to the continued run-off of held for sale loans following the sale of our Mortgage Operations during the three months ended December 31, 2024.

During the three months ended September 30, 2025, we transferred $284 million of commercial loans (primarily multi-family loans) from Loans and leases held for investment to Loans held for sale. During October 2025, we completed a sale of $254 million in loans from one borrower with a history of delinquency at its carrying value, reducing our exposure to that borrower by 48 percent.

Refer to Note 5 - Loans and Leases for our policy relating to classifying loans as held for sale.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases at each period-end:

	September 30, 2025			December 31, 2024
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$558	1.83%	48.7%	$639	1.87%	49.9%
Commercial real estate loans(1)	255	2.51	16.2	304	2.57	17.4
One-to-four family first mortgage loans	34	0.62	8.8	39	0.75	7.6
Commercial and industrial	157	1.06	23.7	151	0.98	22.5
Other loans	67	4.07	2.6	68	3.85	2.6
Total loans	$1,071	1.71%	100.0%	$1,201	1.76%	100.0%
(1)Includes ADC loans.

The ACL on loans and leases decreased $130 million from December 31, 2024 to September 30, 2025. This decrease is primarily due to improving credit trends as property values and borrower financials normalize, and volume declines from the on-going strategic reduction in our multi-family, CRE and non-core C&I portfolios. The reduction in our ACL balance was partially offset by declining trends in macro-economic conditions.

Refer to Note 6 - Allowance for Credit Losses on Loans and Leases for our policy relating to the ACL.

Assets Quality Measures

The following table presents our asset quality measures at the respective dates:

	September 30, 2025	December 31, 2024
Non-accrual loans to total loans held for investment	5.17%	3.83%
Non-performing assets to total assets	3.56	2.62
Allowance for credit losses on loans and leases to non-accrual loans	33.05	45.93

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type:

(in millions)	September 30, 2025	December 31, 2024	Change
Multi-family	$2,440	$1,755	$685
Commercial real estate(1)	551	564	(13)
One-to-four family first mortgage	70	70	—
Commercial and industrial	154	202	(48)
Other Loans	26	24	2
Total non-accrual loans(2)	$3,241	$2,615	$626
Repossessed assets	21	14	7
Total non-accrual loans and repossessed assets	$3,262	$2,629	$633
(1)Includes ADC loans.
(2)Excludes $31 million and $323 million of non-accrual held for sale loans at September 30, 2025 and December 31, 2024, respectively.

Refer to Note 5 - Loans and Leases for our policy relating to non-accrual loans.

The following table sets forth the changes in non-accrual loans at September 30, 2025:

(in millions)
Balance at December 31, 2024	$2,615
New non-accrual loans	1,688
Charge-offs	(162)
Transferred to held for sale	(63)
Loan payoffs, including dispositions and principal pay-downs	(707)
Restored to performing status	(130)
Balance at September 30, 2025	$3,241

During the nine months ended September 30, 2025 non-accrual loans increased $626 million primarily due to the classification of $566 million in loans, primarily within our multi-family portfolio, as non-accrual during the three months ended March 31, 2025. This increase was driven by a single borrower relationship currently undergoing bankruptcy proceedings. Approximately 41 percent of our non-accrual loans are current on their contractual payment terms.

Delinquencies

The following table presents our loans held for investment 30 to 89 days past due by loan type and the changes in the respective balances. As of September 30, 2025 approximately 80 percent of our multi-family 30-89 days past due loans were attributable to a single borrower relationship that continues to make payments in arrears subsequent to September 30, 2025.

(in millions)	September 30, 2025	December 31, 2024	Change
Loans 30 to 89 Days Past Due:
Multi-family	$344	$749	$(405)
Commercial real estate(1)	117	70	47
One-to-four family first mortgage	19	25	(6)
Commercial and industrial	34	110	(76)
Other loans	21	11	10
Total loans 30-89 days past due	$535	$965	$(430)
(1)Includes ADC loans.

Charge-offs

The following table summarizes net charge-offs as an annualized percentage of average loans:

	Three Months Ended September 30,
	2025			2024
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(2)	Net Charge-offs (Recoveries)	Average Balance	%(2)
Multi-family	$46	$31,282	0.59%	$98	$35,722	1.10%
Commercial real estate(1)	18	10,432	0.69	108	13,073	3.30
One-to-four family residential	1	5,099	0.08	2	5,798	0.14
Commercial and industrial	1	14,388	0.03	29	17,026	0.68
Other	7	1,661	1.69	3	1,775	0.68
Total	$73	$62,862	0.46%	$240	$73,394	1.31%
(1)Includes ADC loans.
(2)Three months ended presented on an annualized basis.

	Nine Months Ended September 30,
	2025			2024
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(2)	Net Charge-offs (Recoveries)	Average Balance	%(2)
Multi-family	$222	$32,672	0.91%	$184	$36,486	0.67%
Commercial real estate(1)	33	10,975	0.40	409	13,394	4.07
One-to-four family residential	3	5,026	0.08	3	5,850	0.07
Commercial and industrial	32	14,599	0.29	64	21,033	0.41
Other	15	1,705	1.17	10	1,943	0.69
Total	$305	$64,977	0.63%	$670	$78,706	1.14%
(1)Includes ADC loans.
(2)Nine months ended presented on an annualized basis.

Securities

Debt Securities Available-for-Sale

(in millions)	September 30, 2025	December 31, 2024	Change
Debt Securities Available-for-Sale	$15,052	$10,402	$4,650

Debt securities available-for-sale increased $4.7 billion compared to December 31, 2024. The increase was primarily a result of our decision to reinvest our cash into higher earning assets. At September 30, 2025, 29 percent of our portfolio is comprised of floating rate securities.

At September 30, 2025, debt securities available-for-sale had an estimated weighted average life of 4 years compared to 6 years at December 31, 2024. Mortgage-related securities included in debt securities available-for-sale were $12.3 billion and $8.6 billion at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at September 30, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale:
Due within one year	4.50%	—%	—%	—%
Due from one to five years	2.89	3.93	5.00	—
Due from five to ten years	2.43	1.62	5.53	—
Due after ten years	4.61	—	6.34	5.66
Total debt securities available for sale	4.55	2.62	5.32	5.66

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

The following table summarizes the change in our deposits:

	September 30, 2025	December 31, 2024
(in millions)	Amount	Amount	Change
Interest-bearing checking and money market accounts	$20,045	$20,780	$(735)
Savings accounts	14,782	14,282	500
Certificates of deposit	22,369	27,324	(4,955)
Non-interest-bearing accounts	11,956	13,484	(1,528)
Total deposits	$69,152	$75,870	$(6,718)

Total deposits at September 30, 2025 decreased $6.7 billion compared to December 31, 2024, primarily due to the payoff of brokered CDs reflecting our strategy to reduce higher cost funding and custodial deposits as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

The following table presents the composition of our brokered deposits for the periods presented:

(in millions)	September 30, 2025	December 31, 2024
Brokered interest-bearing checking and money market accounts	$76	$714
Brokered certificates of deposit	4,034	9,510
Total Brokered Deposits(1)	$4,110	$10,224
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	September 30, 2025	December 31, 2024
3 months or less	$3,130	$3,530
Over 3 months through 6 months	2,555	2,637
Over 6 months through 12 months	1,866	4,329
Over 12 months	379	2,099
Total time deposits in excess of $250,000 per depositor(1)	$7,930	$12,595
(1) Includes brokered certificates of deposit of $4.0 billion and $9.5 billion at September 30, 2025 and December 31, 2024, respectively. Brokered certificates of deposit with balances in excess of $250,000 are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

(in millions)	September 30, 2025	December 31, 2024
Custodial deposits from subservicing relationships	—	947
Non-servicing custodial deposits	3,449	3,651
Total Custodial Deposits	$3,449	$4,598

Uninsured Deposits

At September 30, 2025, our deposit base included $13.4 billion of uninsured deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of September 30, 2025, total bank liquidity exceeds the balance of our uninsured deposits by $14.2 billion.

Borrowed Funds

The following table summarizes our borrowed funds:

(in millions)	September 30, 2025	December 31, 2024	Change
Wholesale borrowings:
FHLB advances	$12,150	$13,400	$(1,250)
Total wholesale borrowings	$12,150	$13,400	$(1,250)
Junior subordinated debentures	584	582	$2
Subordinated notes	448	444	$4
Total borrowed funds	$13,182	$14,426	$(1,244)

At September 30, 2025 total borrowed funds decreased $1.2 billion compared to December 31, 2024 primarily due to the repayment of $250 million and $1.0 billion of FHLB advances upon maturity in the three months ended March 31, 2025 and June 30, 2025, respectively.

FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB.
At September 30, 2025, and December 31, 2024 our wholesale borrowings had $250 million of callable features.

See Note 9 - Borrowed Funds for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Federal Reserve and Federal Home Loan Bank Stock

(in millions)	September 30, 2025	December 31, 2024
Federal Home Loan Bank stock, at cost:
FHLB-NY stock, at cost	$542	$598
FHLB-Indianapolis stock, at cost	255	329
Total Federal Home Loan Bank stock, at cost:	$797	$927
Federal Reserve Bank stock, at cost	221	219
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	$1,018	$1,146

At September 30, 2025, the total FHLB and FRB-NY stock, decreased $128 million, primarily due to a reduction in borrowings in the three months ended September 30, 2025.

Risk Governance Framework

The Risk Management Division is responsible for formalizing our Risk Appetite Statement, which reflects the Board's and Management’s tolerance for risks and is set in alignment with the budget, strategic and capital plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten our ability to achieve our goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, key risk indicators are monitored against established risk warning levels and limits, as well as elevated risks escalated to the Chief Risk Officer.

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

Since the beginning of 2024, $4.9 billion of multifamily loans have reached their repricing date. As of September 30, 2025, 84 percent of those loans remain current on their contractual payments or have been paid off.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified loans at September 30, 2025 and December 31, 2024 were $9.9 billion and $11.5 billion, respectively. The decrease in classified loans is primarily attributable to the par payoffs of multi-family substandard loans.

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

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $279 million were recorded on multi-family and CRE loans during the nine months ended September 30, 2025, primarily driven by appraisals received on those loans.

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

Liquidity Risk

We have established a liquidity risk management framework designed to ensure that we can meet our funding obligations in daily, business-as-usual and liquidity stress periods. We maintain a Liquidity Risk Policy that has been approved by the Board of Directors and is subject to review at least annually or if there are significant changes to our business activity. The Liquidity Risk Policy outlines our Risk Appetite and provides guidance for the roles and responsibilities of management and various oversight committees to oversee the liquidity risk management framework. We also maintain a CFP which has been approved by the Board of Directors. The CFP provides guidance to plan for potential periods of stress and to navigate actual periods of stress. The CFP specifies a series of EWI which we use to monitor funding or market conditions that may indicate a trend toward a period of stress and to provide guiding principles for us during a period of stress including identifying the operational steps needed to access available and contingent sources of liquidity.

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is our retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $13.4 billion of deposits that are uninsured or not collateralized by securities or letters of credit, representing 18 percent of our overall deposit base. We also obtain funding through various wholesale funding channels, including $12.2 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $4.0 billion outstanding as of September 30, 2025.

Our Liquidity Policy defines a limit framework which ensures we maintain liquidity and funding within our risk appetite. The limits require, among other elements, we maintain a diverse funding profile while limiting concentration of funding by source, counterparty and maturity tenor. The policy also requires us to maintain sufficient on-balance sheet liquidity to support funding obligations under a severe, but plausible 30-day liquidity stress scenario. We monitor and report our overall funding and liquidity risk appetite metrics on a daily basis and our cash position on an intraday basis.

We maintain a liquidity buffer of on-balance sheet cash reserves and HQLAs. We also maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. The investment securities we consider HQLAs are all unencumbered, held as available-for-sale, and are either issued by government sponsored entities or are explicitly guaranteed by the U.S. government. We pledge eligible loan and securities collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, is included in our Total Liquidity.

(in billions)	September 30, 2025	December 31, 2024
Cash at Federal Reserve	$8.0	$15.0
High-Quality Liquid Assets	13.0	7.9
Total On-Balance Sheet Liquidity	$21.0	$22.9
FHLB Available Capacity	5.4	6.6
Discount Window Available Capacity	1.2	0.4
Total Liquidity	$27.6	$29.9

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and DBRS. As of October 27, 2025, our credit ratings for Flagstar Bank, N.A. were as follows:

	Moody's	Fitch	DBRS
Long-Term Issuer Rating	B1	BB	BBB
Long-Term Deposits	Ba1	BB+	BBB
Short-Term Deposits	NP	B

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

Parent Company Liquidity

Prior to the completion of the Reorganization, the Parent Company was a separate legal entity from the Bank and was required to provide for its own liquidity in addition to the liquidity required to be held by the Bank. At September 30, 2025, the Parent Company held cash and cash equivalents of $476 million. Following the Reorganization, the Parent Company ceased to exist and this liquidity requirement no longer applies.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At September 30, 2025, we had CDs of $22.4 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $10.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $438 million at September 30, 2025 and $463 million at December 31, 2024.

At September 30, 2025, we also had commitments to extend credit in the form of other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of (Loss) Income.

At September 30, 2025, our total liquidity position was $28 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For September 30, 2025, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

Interest Rate Risk

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by our Board of Directors.

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

Based on the information and assumptions in effect at September 30, 2025, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	0.7%
-100 shock	0.3%
+100 shock	(1.3)%
+200 shock	(3.4)%

The net changes in EVE presented in the preceding table are within the parameters approved by our Board of Directors.

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

At September 30, 2025, the estimated change in NII over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 1.66 percent and the estimated change for a 100 basis point increase in short term rates is a decrease of 1.79 percent.

The following table reflects the estimated percentage change in future NII for the next twelve months. In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged. Based on the information and assumptions in effect at September 30, 2025 the changes in interest rates are noted below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(0.7)%
-100 shock	(0.3)%
+100 shock	(0.6)%
+200 shock	(1.5)%

The net changes in NII presented in the preceding table are within the parameters approved by our Board of Directors.

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

Regulatory Capital

Prior to October 17, 2025, Flagstar Financial, Inc. was a bank holding company subject to regulation, examination and supervision by the Federal Reserve while the Bank was a national bank subject to regulation, examination, and supervision by the OCC. Following the elimination of Flagstar Financial, Inc. as a result of the completion of the Reorganization, the Bank remains a national bank and our only primary federal banking regulator is the OCC. The Bank is not subject to the enhanced prudential standards established by the Federal Reserve of Category IV bank holding companies which previously applied to Flagstar Financial, Inc. The Bank continues to be subject to prudential standards applicable to national banks:

•The OCC’s capital adequacy standards that establish minimum capital requirements and overall capital adequacy standards.

•The Prompt Corrective Action regulatory capital framework that establishes five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” An institution’s capital category affects various matters, including legal requirements for regulators to take prompt corrective action and the level of a bank’s FDIC deposit insurance premium assessments. Capital amounts and classifications are subject to the regulators’ qualitative judgments about the components of capital and risk weighting assets, among other factors. Regulators have the discretion to require capital to be maintained in excess of minimum levels.

•Under regulatory heightened standards, a risk governance framework that is required to be developed and maintained to manage and control the risk-taking activities of the Bank. Management has developed a written framework and is implementing the various components in an integrated fashion as underlying business processes mature. Heightened standards also require risk limits, metrics, and analytics which monitor the size and direction of key risks in the organization. We have established risk limits which are monitored by the Board of Directors and are continuing to enhance related metrics and analytics.

Separately, as an insured depository institution with $50 billion or more in assets, we are subject to the FDIC resolution plan rule. This requires us to have full resolution plans discussing how we could be rapidly and orderly resolved in the event of material financial distress or failure. We developed our resolution plan in alignment with the FDIC’s requirements, and, following the Board’s approval, we submitted a full resolution plan to the FDIC prior to its due date of July 1, 2025.

As of September 30, 2025, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following tables set forth the common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios for the Company on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, as of the dates shown:

The following table presents the Company's consolidated regulatory capital position:

	Risk-Based Capital
September 30, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$7,828	12.45%	$8,331	13.25%	$10,015	15.92%	$8,331	9.03%
Minimum for capital adequacy purposes	2,830	4.50	3,774	6.00	5,032	8.00	3,691	4.00
Excess	$4,998	7.95%	$4,557	7.25%	$4,983	7.92%	$4,640	5.03%
December 31, 2024
Total capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%

The increase in the Company's capital ratios from December 31, 2024 was primarily a result of lower risk-weighted assets due to a reduction in Loans and leases held for investment.

The following table presents the Bank's regulatory capital position:

	Risk-Based Capital
September 30, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$8,832	14.05%	$8,832	14.05%	$9,622	15.31%	$8,832	9.58%
Minimum for capital adequacy purposes	2,828	4.50	3,770	6.00	5,027	8.00	3,689	4.00
Excess	$6,004	9.55%	$5,062	8.05%	$4,595	7.31%	$5,143	5.58%
December 31, 2024
Total capital	$8,912	13.21%	$8,912	13.21%	$9,760	14.47%	$8,912	8.05%
Minimum for capital adequacy purposes	3,036	4.50	4,048	6.00	5,398	8.00	4,426	4.00
Excess	$5,876	8.71%	$4,864	7.21%	$4,362	6.47%	$4,486	4.05%

At September 30, 2025, the Company's total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 792 basis points and the fully phased-in capital conservation buffer by 542 basis points.

At September 30, 2025, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments

Internal Control over Financial Reporting Remediation

We identified certain material weaknesses in management's report on internal control over financial reporting included within Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our progress toward remediation as of September 30, 2025 is discussed within Item 4 Part I of this Form 10-Q. We do not expect the operational costs to remediate these material weaknesses to be material to the condensed consolidated financial statements.

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

Flagstar Financial, Inc.
Condensed Consolidated Statements of Condition
(unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and cash equivalents	$8,484	$15,430
Securities:
Debt securities available-for-sale	15,052	10,402
Equity investments with readily determinable fair values, at fair value	55	14
Total securities	15,107	10,416
Loans held for sale	535	899
Loans and leases held for investment, net of deferred loan fees and costs	62,661	68,272
Less: Allowance for credit losses on loans and leases, held for investment	(1,071)	(1,201)
Total loans and leases held for investment, net	61,590	67,071
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	1,018	1,146
Premises and equipment, net	464	562
Core deposit and other intangibles	407	488
Bank-owned life insurance	1,633	1,605
Other assets	2,430	2,543
Total assets	$91,668	$100,160
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$20,045	$20,780
Savings accounts	14,782	14,282
Certificates of deposit	22,369	27,324
Non-interest-bearing accounts	11,956	13,484
Total deposits	69,152	75,870
Borrowed funds:
Wholesale borrowings	12,150	13,400
Junior subordinated debentures	584	582
Subordinated notes	448	444
Total borrowed funds	13,182	14,426
Other liabilities	1,225	1,696
Total liabilities	83,559	91,992
Commitment and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par $0.01 (666,666,666 and 666,666,666 shares authorized; 422,749,037 and 422,416,178 shares issued; and 415,608,145 and 414,934,628 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,300	9,282
Accumulated deficit	(1,006)	(763)
Treasury stock, at cost (7,140,892 and 7,481,550 shares, respectively)	(198)	(219)
AOCL, net of tax	(495)	(640)
Total stockholders’ equity	8,108	8,167
Total liabilities, mezzanine and stockholders’ equity	$91,668	$100,160

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
INTEREST INCOME:
Loans and leases	$819	$1,061	$2,519	$3,421
Securities and money market investments	282	473	889	1,174
Total interest income	1,101	1,534	3,408	4,595
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	151	218	480	664
Savings accounts	113	110	334	221
Certificates of deposit	255	372	850	1,000
Borrowed funds	157	324	490	1,019
Total interest expense	676	1,024	2,154	2,904
Net interest income	425	510	1,254	1,691
Provision for credit losses	38	242	181	947
Net interest income after provision for credit losses	387	268	1,073	744
NON-INTEREST INCOME:
Fee income	23	42	67	117
Bank-owned life insurance	12	10	32	32
Net gain on investment securities	22	—	22	—
Net return on mortgage servicing rights	—	34	—	74
Net gain on loan sales and securitizations	5	5	24	43
Net loan administration (loss) income	—	(8)	5	3
Bargain purchase gain	—	—	—	(121)
Other	32	30	101	88
Total non-interest income	94	113	251	236
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	242	316	723	961
FDIC insurance	37	98	136	239
Occupancy and equipment	47	59	155	163
General and administrative	153	188	433	557
Total operating expense	479	661	1,447	1,920
Intangible asset amortization	26	37	81	105
Merger-related expenses	17	18	39	95
Total non-interest expense	522	716	1,567	2,120
(Loss) before income taxes	(41)	(335)	(243)	(1,140)
Income tax (benefit)	(5)	(55)	(37)	(210)
Net (loss)	$(36)	$(280)	$(206)	$(930)
Preferred stock dividends	9	9	25	27
Net (loss) attributable to common stockholders	$(45)	$(289)	$(231)	$(957)
Basic (loss) per common share	$(0.11)	$(0.79)	$(0.56)	$(3.16)
Diluted (loss) per common share	$(0.11)	$(0.79)	$(0.56)	$(3.16)

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net (loss)	$(36)	$(280)	$(206)	$(930)
Other comprehensive (loss) income, net of tax:
Debt securities available for sale	50	206	159	113
Pension and post-retirement obligations	1	1	2	1
Cash flow hedges	(4)	(14)	(16)	64
Total other comprehensive (loss) income, net of tax	$47	$193	$145	$178
Total comprehensive (loss) income, net of tax	$11	$(87)	$(61)	$(752)
Income tax expense (benefit) of items included in other comprehensive income:
Debt securities available for sale	$18	$71	$56	$40
Pension and post-retirement obligations	—	—	1	1
Cash flow hedges	(2)	(5)	(6)	21

See accompanying notes to the condensed consolidated financial statements

Flagstar Financial, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended September 30, 2025
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1
Shares issued for restricted stock, net of forfeitures	408,579	—	—	(8)	—	8	—	—	—
Compensation expense related to restricted stock awards	—	—	—	17	—	—	—	17	—
Net loss	—	—	—	—	(36)	—	—	(36)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(153,828)	—	—	—	—	(2)	—	(2)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	47	47	—
Balance at September 30, 2025	415,608,145	$503	$4	$9,300	$(1,006)	$(198)	$(495)	$8,108	$1

Three Months Ended September 30, 2024
Balance at June 30, 2024	351,304,364	$503	$4	$8,997	$(270)	$(223)	$(614)	$8,397	$258
Issuance of Common Shares for the Conversion of Series B preferred, net	63,770,655	—	—	257	—	—	—	257	(257)
Shares issued for restricted stock, net of forfeitures	282,417	—	—	(5)	—	5	—	—	—
Compensation expense related to restricted stock awards	—	—	—	17	—	—	—	17	—
Net loss	—	—	—	—	(280)	—	—	(280)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(3)	—	—	(3)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(99,469)	—	—	—	—	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	193	193	—
Balance at September 30, 2024	415,257,967	$503	$4	$9,266	$(562)	$(219)	$(421)	$8,571	$1

Flagstar Financial, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Nine Months Ended September 30, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	1,368,201	—	—	(28)	—	28	—	—	—
Compensation expense related to restricted stock awards	—	—	—	46	—	—	—	46	—
Net loss	—	—	—	—	(206)	—	—	(206)	—
Dividends paid on common stock ($0.03)	—	—	—	—	(12)	—	—	(12)	—
Dividends paid on preferred stock ($47.82), Series B ($9.99)	—	—	—	—	(25)	—	—	(25)	—
Purchase of common stock	(694,684)	—	—	—	—	(7)	—	(7)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	145	145	—
Balance at September 30, 2025	415,608,145	$503	$4	$9,300	$(1,006)	$(198)	$(495)	$8,108	$1

Nine Months Ended September 30, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307 shares)	—	—	—	—	—	—	—	—	346
Issuance of Commons Shares and Conversion of Series B preferred to common shares, net	63,770,655	—	—	257	—	—	—	257	(257)
Issuance of Common Shares for the Conversion of Series C preferred, net	85,435,618	—	1	340	—	—	—	341	(346)
Issuance of Common Shares for March 2024 capital raise	25,543,655	—	1	102	—	—	—	103	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	275,051	—	—	(9)	—	9	—	—	—
Compensation expense related to restricted stock awards	—	—	—	38	—	—	—	38	—
Net loss	—	—	—	—	(930)	—	—	(930)	—
Dividends paid on common stock ($0.19)	—	—	—	—	(48)	—	—	(48)	—
Dividends paid on preferred stock Series A ($47.82), Series B ($6.66)	—	—	—	—	(27)	—	—	(27)	—
Purchase of common stock	(455,802)	—	—	—	—	(10)	—	(10)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	178	178	—
Balance at September 30, 2024	415,257,967	$503	$4	$9,266	$(562)	$(219)	$(421)	$8,571	$1

See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(206)	(930)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	181	947
Amortization of intangibles	81	105
Depreciation	32	34
Amortization of discounts and premiums, net	87	141
Net gain on securities	(22)	—
Net gain on sales of loans and securitizations	(24)	(43)
Bargain purchase gain adjustment	—	121
Stock-based compensation	46	38
Deferred tax expense	(97)	(229)
Other operating activities	(7)	—
Changes in operating assets and liabilities:
Decrease (increase) in other miscellaneous assets	115	(423)
(Decrease) increase in other miscellaneous liabilities	(542)	125
Change in loans held for sale, net	364	(423)
Net cash provided by (used in) by operating activities	8	(537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,494	1,525
Proceeds from sales of securities available for sale including loans that have been securitized	85	269
Purchase of securities available for sale	(5,994)	(2,607)
Redemption of Federal Home Loan Bank stock	131	217
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(3)	(189)
Proceeds from bank-owned life insurance, net	4	18
Net proceeds from sales of MSR's	—	66
Other changes in loans, net	5,219	11,733
Purchases of premises and equipment	(29)	(33)
Other investing activities	14	—
Net cash provided by investing activities	921	10,999
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(6,727)	1,476
Net decrease in short-term borrowed funds	(250)	(940)
Proceeds from long-term borrowed funds	500	12,250
Repayments of long-term borrowed funds	(1,500)	(12,250)
Net receipt (disbursement) of payments of loans serviced for others	92	(375)
Cash dividends paid on common stock	(12)	(48)
Cash dividends paid on preferred stock	(25)	(27)
Proceeds from common stock and warrants issued, net	—	1,003
Proceeds from preferred stock issued, net	—	1
Payments relating to treasury shares received for restricted stock award tax payments	(7)	(10)
Net cash (used in) provided by financing activities	(7,929)	1,080
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,000)	11,542
Cash, cash equivalents, and restricted cash at beginning of period	15,559	11,609
Cash, cash equivalents, and restricted cash at end of period	$8,559	$23,151
Supplemental information:
Cash paid for interest	$2,254	2,722
Cash paid for income taxes	17	31
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$3	8
Securitization of loans to mortgage-backed securities available for sale	—	262
Transfer of loans from held for investment to held for sale	590	7,486
Shares issued for restricted stock awards	28	9
See accompanying notes to the condensed consolidated financial statements.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Flagstar Financial, Inc. was organized under Delaware law on July 20, 1993, and, prior to the completion of the Reorganization (as defined below) on October 17, 2025, was the holding company for Flagstar Bank, N.A. (hereinafter referred to as the “Bank”). We are headquartered in Hicksville, New York with regional headquarters in Troy, Michigan.

Prior to the completion of the Reorganization (as defined below) on October 17, 2025, Flagstar Financial, Inc. was subject to regulation, examination and supervision by the Federal Reserve. The Bank is a National Association, subject to federal regulation and oversight by the OCC. Following the elimination of Flagstar Financial, Inc. as a result of the completion of the Reorganization, effective as of October 17, 2025, our only primary federal banking regulator is the OCC.

We operate approximately 340 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast.

Effective October 17, 2025, the Bank became the successor reporting company to Flagstar Financial, Inc. pursuant to an internal corporate reorganization to eliminate the Bank’s holding company structure (the “Reorganization”). In connection with the completion of the transaction, Flagstar Financial, Inc. was merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity. The Bank’s common stock, as well as depositary shares representing interests in the Bank's Series A preferred stock and the BONUSES Units, was registered with the Bank’s primary banking regulator, the OCC, under the Securities Exchange Act of 1934, as amended, and will be subject to federal regulation and oversight by the OCC. As part of the Reorganization, the Bank increased the authorized number of common shares by 250 million shares which can be used for general corporate purposes.

The Bank assumed Flagstar Financial, Inc.'s debt obligations, equity incentive plans, equity compensation plans, and other compensation plans as a result of the Merger. Additionally, immediately after the Merger, the Bank had substantially the same consolidated assets, liabilities, and stockholders' equity as Flagstar Financial, Inc.immediately prior to the Merger.

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and other entities in which we have a controlling financial interest. Our accompanying financial statements conform to GAAP and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 2 - Earnings Per Common Share

Earnings per Common Share (Basic and Diluted)

EPS is calculated under the two-class method as the unvested RSUs granted by the Company are considered participating securities due to the awards' non-forfeitable rights to dividends paid on our common stock. Under the two-class method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends on our common stock.

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

The following table reflects basic and diluted weighted average shares and net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) attributable to common stockholders	$(45)	$(289)	$(231)	$(957)
Less: Income allocated to participating securities	—	—	—	—
(Loss) attributable to common stock	$(45)	$(289)	$(231)	$(957)
Weighted average common shares outstanding	415,563,380	366,637,882	415,173,630	302,382,890
Basic (loss) per common share	$(0.11)	$(0.79)	$(0.56)	$(3.16)
(Loss) attributable to common stock	$(45)	$(289)	$(231)	$(957)
Weighted average common shares outstanding	415,563,380	366,637,882	415,173,630	302,382,890
Dilutive potential common shares	—	—	—	—
Total shares for diluted earnings per common share computation	415,563,380	366,637,882	415,173,630	302,382,890
Diluted (loss) per common share and common share equivalents	$(0.11)	$(0.79)	$(0.56)	$(3.16)

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in AOCL, net of tax:

	Debt Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Three Months Ended September 30, 2025
Balance, beginning of period	$(544)	$35	$(33)	$(542)
Other comprehensive income (loss) before reclassification, net of tax(1)	50	—	—	50
Amounts reclassified from AOCL, net of tax	—	(4)	1	(3)
Other comprehensive income (loss), net of tax	50	(4)	1	47
Balance, end of period	$(494)	$31	$(32)	$(495)
Three Months Ended September 30, 2024
Balance, beginning of period	$(674)	$88	$(28)	$(614)
Other comprehensive income (loss) before reclassification, net of tax(1)	206	(1)	1	206
Amounts reclassified from AOCL, net of tax	—	(13)	—	(13)
Other comprehensive income (loss), net of tax	206	(14)	1	193
Balance, end of period	$(468)	$74	$(27)	$(421)

Nine Months Ended September 30, 2025
Balance, beginning of period	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax(2)	159	—	—	159
Amounts reclassified from AOCL, net of tax	—	(16)	2	(14)
Other comprehensive income (loss), net of tax	159	(16)	2	145
Balance, end of period	$(494)	$31	$(32)	$(495)
Nine Months Ended September 30, 2024
Balance, beginning of period	$(581)	$10	$(28)	$(599)
Other comprehensive income (loss) before reclassification, net of tax(2)	113	106	(1)	218
Amounts reclassified from AOCL, net of tax	—	(42)	2	(40)
Other comprehensive income (loss), net of tax	113	64	1	178
Balance, end of period	$(468)	$74	$(27)	$(421)
(1)During the three months ended September 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on cash flow hedges was immaterial. During the three months ended September 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on debt securities AFS was $(18) million and $(71) million, respectively.
(2)During the nine months ended September 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in AOCL on cash flow hedges was immaterial and $(36) million, respectively. During the nine months ended September 30, 2025 and 2024, the tax impact on amount of gain (loss) recognized in debt securities AFS was $(56) million and $(40) million, respectively.

At September 30, 2025, we had $31 million (net-of-tax) of unrealized gains related to terminated cash flow hedges recorded in AOCL. We had $47 million (net-of-tax) of unrealized gains related to terminated cash flow hedges recorded in AOCL at December 31, 2024.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate borrowings. We will recognize $27 million of lower interest expense over the next rolling twelve-month period related to the reclassification.

The following table summarizes the amounts reclassified from AOCL, net of tax:

	Amount Reclassified out of AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	Affected Line Item in the Condensed Consolidated Statements of (Loss) Income
Cash Flow Hedges:
Realized gain on cash flow hedges	$6	$18	$22	$57	Interest expense - Borrowed funds
Tax benefit (expense)	(2)	(5)	(6)	(15)	Income tax (benefit)
	$4	$13	$16	$42
Pension and Post-retirement Plans:
Amortization of actuarial losses	(1)	(1)	(3)	(3)	General and administrative
Tax benefit (expense)	—	1	1	1	Income tax (benefit)
	$(1)	$—	$(2)	$(2)
Amounts reclassified from AOCL, net of tax	$3	$13	$14	$40

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4 - Investment Securities

Debt securities available-for-sale

The following tables summarize our portfolio of debt securities available for sale:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available for sale
Mortgage-Related Debt Securities:
GSE CMOs	$11,476	$56	$371	$11,161
GSE certificates	1,130	1	126	1,005
Private label CMOs	150	11	—	161
Total mortgage-related debt securities	$12,756	$68	$497	$12,327
Other Debt Securities:
GSE debentures	$1,502	$—	$216	$1,286
U. S. treasury obligations	1,000	14	—	1,014
Asset-backed securities (1)	222	—	4	218
Corporate bonds	164	—	7	157
Capital trust notes	47	6	8	45
Municipal bonds	5	—	—	5
Total debt securities	$2,940	$20	$235	$2,725
Total debt securities available for sale, net of allowance(2)(3)(4)	$15,696	$88	$732	$15,052
(1)At September 30, 2025, substantially all of our debt securities available for sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of September 30, 2025, the ACL was $2 million.
(3)Excludes accrued interest receivable of $43 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $14.8 billion as collateral for certain borrowings.

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

There were $10 million and $85 million of available-for-sale securities sold during the three and nine months ended September 30, 2025, respectively and no available-for-sale securities sold during the three and nine months ended September 30, 2024.

There were no realized gains and losses on sales of available-for-sale securities in the three and nine months ended September 30, 2025. There were no realized gains and losses on sales of available-for-sale securities in the three months ended September 30, 2024 and less than $1 million in the nine months ended September 30, 2024.

The following table summarizes, by contractual maturity, the fair value of securities at September 30, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due within one year	$1	$—	$—	$—	$1
Due from one to five years	122	1,080	143	—	1,345
Due from five to ten years	240	1,220	26	—	1,486
Due after ten years	11,964	—	38	218	12,220
Total debt securities available for sale, net of allowance	$12,327	$2,300	$207	$218	$15,052

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2025:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	230	$899	$1	$3,037	$370	$3,936	$371
U.S. Government agency and GSE obligations	33	—	—	1,287	216	1,287	216
GSE certificates	326	—	—	948	126	948	126
Corporate bonds	6	—	—	157	7	157	7
Asset-backed securities	5	14	—	142	4	156	4
Capital trust notes	5	—	—	35	8	35	8
Private Label CMOs	1	—	—	14	—	14	—
Municipal bonds	1	—	—	5	—	5	—
Total debt securities in a continuous unrealized loss position	607	$913	$1	$5,625	$731	$6,538	$732
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

We evaluate available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an ACL is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income and recorded in Provision for credit losses on the Condensed Consolidated Statements of (Loss) Income. Otherwise, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the expected amount to be collected is less than the amortized cost, an ACL is established for the shortfall, but not in excess of the difference between the amortized cost and the fair value. Any unrealized loss that has not been recorded through an ACL is recognized in Other comprehensive (loss) income.

Equity investments with readily determinable fair values

As of September 30, 2025, and December 31, 2024, we held equity securities with readily determinable fair values of $55 million and $14 million, respectively. During the three months ended September 30, 2025, we recognized a gain of $21 million, which was recorded in Net gain on investment securities in the Condensed Consolidated Statements of (Loss) Income. This gain resulted from our investment in Figure Technology Solutions, Inc., which obtained a readily determinable fair value upon the completion of its initial public offering. We are subject to a contractual restriction that prohibits the sale of our shares in Figure Technology Solutions, Inc. until the three months ended March 31, 2026. For the three and nine months ended September 30, 2025, we recognized total gains of $21 million and $22 million, respectively, on all our equity investment securities, compared to an immaterial amount for the three and nine months ended September 30, 2024.

Federal Reserve and Federal Home Loan Bank Stock

We also carry shares in the following entities at cost:

	September 30, 2025	December 31, 2024
FHLB-Indianapolis	$255	$329
FHLB-New York	542	598
Federal Reserve Bank stock	221	219

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5 - Loans and Leases

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees or fair value adjustments for acquired loans.

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

The composition of our loan portfolio for the periods indicated was as follows:

	September 30, 2025		December 31, 2024
	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and leases held for investment:
Multi-family	$30,466	48.7%	$34,093	49.9%
Commercial real estate(1)	10,163	16.2%	11,836	17.4%
One-to-four family first mortgage	5,513	8.8%	5,201	7.6%
Commercial and industrial(2)	14,874	23.7%	15,376	22.5%
Other	1,645	2.6%	1,766	2.6%
Total loans and leases held for investment (3)(4)	$62,661	100.0%	$68,272	100.0%
Allowance for credit losses on loans and leases	(1,071)		(1,201)
Total loans and leases held for investment, net	$61,590		$67,071
Loans held for sale	535		899
Total loans and leases, net	$62,125		$67,970
(1)Includes ADC loans.
(2)Includes lease financing receivables (net of unearned income of $137 million and $169 million) of $1.8 billion and $2.1 billion, respectively.
(3)Excludes accrued interest receivable of $260 million and $277 million at September 30, 2025 and December 31, 2024, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged loans of $32.3 billion and $44.6 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at September 30, 2025 and December 31, 2024, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Accrual Loans

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect principal and interest in accordance with the contractual terms of the loan agreement. When a loan is classified as non-accrual, we cease recording interest income, and any previously accrued and uncollected interest is reversed against Interest income - Loans and leases on the Condensed Consolidated Statement of (Loss) Income. Interest received on non-accrual loans is recorded as a reduction to the principal outstanding. A loan is only returned to accrual status when the loan is current (typically a minimum of six months of payment performance) and we have reasonable assurance that the loan will be fully collectible. When we have reasonable assurance that the loan will be fully collectible, then interest payments may be recognized in interest income on a cash basis. As of September 30, 2025 and December 31, 2024 there was an immaterial amount of interest income recognized on non-accrual loans classified as held for investment. At September 30, 2025 and December 31, 2024 we had no loans that were 90 days or more past due and still accruing interest.

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

The following table summarizes the recorded investment of our collateral-dependent loans held for investment by collateral type as of September 30, 2025:

Real Property
Multi-family	$2,435
Commercial real estate(1)	545
One-to-four family first mortgage	59
Commercial and industrial	16
Total collateral-dependent loans held for investment	$3,055
(1)Includes ADC loans.

At September 30, 2025 and December 31, 2024, we had $29 million and $41 million, respectively, of residential mortgage loans in the process of foreclosure.

Delinquencies

The following table presents information regarding the delinquency status of our loans held for investment at September 30, 2025:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable
Multi-family	$27,682	$344	$2,440	$30,466
Commercial real estate(1)	9,495	117	551	10,163
One-to-four family first mortgage	5,424	19	70	5,513
Commercial and industrial(2)	14,686	34	154	14,874
Other	1,598	21	26	1,645
Total	$58,885	$535	$3,241	$62,661
(1)Includes ADC loans.
(2)Includes lease financing receivables.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents information regarding the delinquency status of our loans held for investment at December 31, 2024:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable
Multi-family	$31,589	$749	$1,755	$34,093
Commercial real estate(1)	11,202	70	564	11,836
One-to-four family first mortgage	5,106	25	70	5,201
Commercial and industrial(2)	15,064	110	202	15,376
Other	1,731	11	24	1,766
Total	$64,692	$965	$2,615	$68,272
(1)Includes ADC loans.
(2)Includes lease financing receivables.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the credit rating by vintage for our loans held for investment as of September 30, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Closing Year
	2025	2024	2023	2022	2021	Prior To 2021			Total
Multi-family:
Pass	$16	$15	$578	$6,362	$5,313	$8,587	$4	$132	$21,007
Special Mention	—	—	24	480	923	718	—	—	2,145
Substandard	—	—	140	599	1,001	3,132	2	—	4,874
Non-accrual	—	—	12	315	355	1,758	—	—	2,440
Total Multi-family	16	15	754	7,756	7,592	14,195	6	132	30,466
Year to date gross charge-offs	—	—	—	(45)	(59)	(134)	—	—	(238)
Commercial Real Estate:(1)
Pass	$600	$420	$1,126	$1,490	$963	$2,378	$1,050	$155	$8,182
Special Mention	—	—	55	59	18	99	42	24	297
Substandard	—	10	62	155	82	552	167	105	1,133
Non-accrual	—	—	3	74	15	455	2	2	551
Total Commercial Real Estate	600	430	1,246	1,778	1,078	3,484	1,261	286	10,163
Year to date gross charge-offs	—	—	(6)	(1)	(7)	(27)	—	—	(41)
One-to-Four Family
Pass	$635	$348	$475	$2,248	$815	$644	$76	$4	$5,245
Substandard	19	7	2	14	6	150	—	—	198
Non-accrual	3	7	5	21	10	22	2	—	70
Total One-to-Four Family	657	362	482	2,283	831	816	78	4	5,513
Year to date gross charge-offs	—	—	—	(1)	—	(2)	—	—	(3)
Commercial and Industrial(2)
Pass	$2,069	$972	$2,164	$1,812	$614	$939	$5,307	$298	$14,175
Special Mention	—	14	10	14	7	2	80	—	127
Substandard	2	16	89	49	33	36	189	4	418
Non-accrual	—	4	29	42	6	14	48	11	154
Total Commercial and Industrial	2,071	1,006	2,292	1,917	660	991	5,624	313	14,874
Year to date gross charge-offs	(9)	(1)	(15)	(19)	(5)	(1)	—	—	(50)
Other Loans
Pass	$44	$24	$19	$6	$2	$49	$1,380	$93	$1,617
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2	—	2
Non-accrual	—	—	—	—	—	2	24	—	26
Total Other Loans	44	24	19	6	2	51	1,406	93	1,645
Year to date gross charge-offs	(6)	(2)	(5)	(6)	—	(5)	—	—	(24)
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

The classifications in the preceding tables are the most currently available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have potential weaknesses that deserve management’s close attention; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a possibility that we will sustain some loss); and non-accrual loans, which based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable.

Modifications to Borrowers Experiencing Financial Difficulty

When borrowers are experiencing financial difficulty, we may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. Modifications provided to borrowers who are experiencing financial difficulties are in the form of principal forgiveness, an interest rate reduction or a term extension.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three months ended September 30, 2025 and 2024, loans totaling $8 million and $3 million, respectively, were modified to borrowers experiencing financial difficulty. During the nine months ended September 30, 2025 and 2024 there were $26 million and $32 million, respectively, of such loans.

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-Average Term (in years)
Three Months Ended September 30, 2025
One-to-four family first mortgage	5.77%	4.77%	11.4
Other	9.93%	6.88%	13.1
Three Months Ended September 30, 2024
One-to-four family first mortgage	—%	—%	10.7
Commercial and industrial	—%	—%	1.9

Nine Months ended September 30, 2025
Commercial real estate(1)	—%	—%	0.5
One-to-four family first mortgage	6.84%	5.37%	8.4
Other	10.06%	5.75%	13.1
Nine Months ended September 30, 2024
Multi-family	8.08%	6.00%
Commercial real estate(1)	8.13%	7.00%
One-to-four family first mortgage	4.69%	3.70%	12.1
Commercial and industrial	7.81%	6.10%	0.6
Other	10.73%	4.30%	1.8
(1)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted and were within twelve months of the modification date:

	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Three Months Ended September 30, 2025
Commercial real estate(1)	6	—	—	6
One-to-four family first mortgage	6	—	4	10
Total	$12	$—	$4	$16
Nine Months ended September 30, 2025
Commercial real estate(1)	6	—	—	6
One-to-four family first mortgage	7	—	5	12
Total	$13	$—	$5	$18

Three Months Ended September 30, 2024
One-to-four family first mortgage	1	—	1	2
Commercial and industrial	4	—	—	4
Total	$5	$—	$1	$6
Nine Months Ended September 30, 2024
Commercial real estate(1)	$4	$—	$—	$4
One-to-four family first mortgage	1	—	—	1
Commercial and industrial	4	—	1	5
Other Consumer	—	—	1	1
Total	$9	$—	$2	11
(1)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

We closely monitor the performance of loans in which modifications were made to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts.

The following table provides a summary of loan balances at September 30, 2025, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	September 30, 2025
	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate(1)	$—	$6	$—	$6
One-to-four family first mortgage	3	—	20	23
Total	$3	$6	$20	$29
(1)Includes ADC loans.

The following table provides a summary of loan balances at September 30, 2024, which were modified during the prior twelve months, by class of financing receivable and delinquency status:

	September 30, 2024
	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$24	$—	$—	$24
Commercial real estate(1)	8	—	4	12
One-to-four family first mortgage	7	—	5	12
Commercial and industrial	2	2	5	9
Other	1	—	—	1
Total	$42	$2	$14	$58
(1)Includes ADC loans.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. Repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes 60 days delinquent until the loan is conveyed to HUD (if foreclosure timelines are met), which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. As of September 30, 2025 and December 31, 2024, LGG totaled $354 million and $360 million, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6 - Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate(1)	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Three Months Ended September 30, 2025
Balance, beginning of period	$538	$318	$33	$160	$57	$1,106
Charge-offs	(53)	(19)	(1)	(9)	(10)	(92)
Recoveries	7	1	—	8	3	19
Provision for (recovery of) credit losses on loans and leases	66	(45)	2	(2)	17	38
Balance, end of period	$558	$255	$34	$157	$67	$1,071
Three Months Ended September 30, 2024
Balance, beginning of period	$618	$371	$40	$173	$66	$1,268
Charge-offs	(101)	(114)	(7)	(33)	(5)	(260)
Recoveries	3	6	5	5	2	21
Provision for (recovery of) credit losses on loans and leases	104	79	4	42	6	235
Balance, end of period	$624	$342	$42	$187	$69	$1,264

Nine Months Ended September 30, 2025
Balance, beginning of period	$639	$304	$39	$151	$68	$1,201
Charge-offs	(238)	(41)	(3)	(50)	(24)	(356)
Recoveries	16	8	—	18	9	51
Provision for (recovery of) credit losses on loans and leases	141	(16)	(2)	38	14	175
Balance, end of period	$558	$255	$34	$157	$67	$1,071
Nine Months Ended September 30, 2024
Balance, beginning of period	$307	$402	$47	$134	$102	$992
Charge-offs	(188)	(415)	(8)	(79)	(15)	(705)
Recoveries	4	6	5	16	4	35
Provision for (recovery of) credit losses on loans and leases	501	349	(2)	116	(22)	942
Balance, end of period	$624	$342	$42	$187	$69	$1,264
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

The ACL to total loans and leases held for investment ratio at September 30, 2025 and December 31, 2024 was 1.71 percent and 1.76 percent, respectively. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the reasonable and supportable forecast period. Therefore, we have continued to incorporate a higher probability of default for those loans approaching their scheduled repricing date in the measurement of our ACL.

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

The following table presents additional information about our non-accrual loans at September 30, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total Non-Accrual loans	Related Allowance
Multi-family	$2,148	$292	$2,440	$47
Commercial real estate(1)	394	157	551	56
One-to-four family first mortgage	52	18	70	2
Commercial and Industrial	87	67	154	40
Other	—	26	26	23
Total	$2,681	$560	$3,241	$168
(1)Includes ADC loans.

The following table presents additional information about our non-accrual loans at December 31, 2024:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total Non-Accrual loans	Related Allowance
Multi-family	$1,092	$663	$1,755	$77
Commercial real estate(1)	429	135	564	31
One-to-four family first mortgage	61	9	70	1
Commercial and Industrial	51	151	202	—
Other	3	21	24	55
Total	$1,636	$979	$2,615	$164
(1)Includes ADC loans.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7 - Leases, Premises and Equipment

Lessor Arrangements
We provide equipment leases, mainly to large, investment-grade corporate clients. These qualify as direct financing leases which are recorded based upon the lease payments, estimated residual values and direct costs, excluding unearned income and uses the implicit interest rate to determine the value. Lease terms typically range from 24 to 120 months. We base residual value estimates on asset life, market value, and lessee behavior using industry data and third-party appraisals. At the end of the lease term, the lessee can renew the lease term, return, or purchase the equipment at its fair value. Impairment of residual values occurs if its fair value is less than its carrying amount. We review our direct financing leases for impairment annually. We utilize residual value insurance for certain of our direct finance leases. As of September 30, 2025 and December 31, 2024, we had residual value insurance in place on $251 million and $262 million, respectively, of our leased assets.
Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on lease financing	$24	$32	$72	$105

Lessee Arrangements

We have operating leases for offices, branches, equipment and other items, generally with terms of 20 years or less. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors.

At lease inception, lease liabilities are recognized in Other liabilities based on the present value of remaining lease payments, discounted using our incremental borrowing rate if no implicit rate in the lease is available. Right-of-use assets, recognized in Other assets, represent our right to use an underlying asset for the lease term and are initially equal to the lease liability, adjusted for any payments made prior to lease commencement and any lease incentives.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$14	$20	$61	$58

Supplemental balance sheet information related to our operating lease arrangements is presented below:

	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$389	$416
Operating lease liabilities	$438	$463
Weighted average remaining lease term	10.3 years	10.7 years
Weighted average discount rate %	4.79%	4.77%

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents the supplemental cash flow information related to the leases:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$54

Premises and Equipment

The table below presents our Premises and equipment:

	September 30, 2025	December 31, 2024
Premises and equipment	$997	$1,131
Less: Accumulated depreciation	(533)	(569)
Premises and equipment, net	$464	$562

The table below presents our depreciation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense(1)	$10	$13	$32	$34
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

We have no consolidated VIEs as of September 30, 2025 and December 31, 2024.
In connection with non-qualified mortgage securitization activities, we have retained a 5 percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIEs in our Condensed Consolidated Statements of Condition. Our maximum exposure to loss is limited to our 5 percent retained interest in the investment securities that had a fair value of $161 million and $163 million as of September 30, 2025 and December 31, 2024, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.
Note 9 - Borrowed Funds
The following table summarizes the Company’s borrowed funds:

	September 30, 2025	December 31, 2024
Wholesale borrowings:
FHLB advances	$12,150	$13,400
Total wholesale borrowings	$12,150	$13,400
Junior subordinated debentures	584	582
Subordinated notes	448	444
Total borrowed funds	$13,182	$14,426

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and amounted to $47 million and $51 million at September 30, 2025 and December 31, 2024, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at September 30, 2025 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2025	$2,500	4.36	$2,750	4.28
2026	3,000	4.70	3,000	4.70
2027	4,000	4.47	4,000	4.47
2028	2,400	4.71	2,400	4.71
2032	250	3.50	—	—
Total FHLB advances	$12,150		$12,150

Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. Our FHLB available capacity was $5.4 billion and $6.6 billion at September 30, 2025 and December 31, 2024, respectively.

Our FHLB advances include fixed-rate advances, floating-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At September 30, 2025, total borrowed funds decreased $1.2 billion compared to December 31, 2024 primarily due to the repayment of $250 million and $1.0 billion of FHLB advances upon maturity during the three months ended March 31, 2025 and June 30, 2025, respectively.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Junior Subordinated Debentures

We had $610 million at September 30, 2025 and December 31, 2024, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at September 30, 2025:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$142	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	5.90%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.55%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	5.91%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.51%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.83%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.51%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	6.58%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	6.58%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	6.05%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	6.08%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	5.75%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	6.80%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$610	$590
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes acquisition fair value adjustments of $26 million.

Subordinated Notes

At September 30, 2025 and December 31, 2024, we had a total of $448 million and $444 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	7.296%	$300
(2)	October 28, 2020	November 1, 2030	4.125%	$150
(1)From and including the date of original issuance to, but excluding, November 6, 2023, the Notes bore interest at an initial rate of 5.90 percent per annum payable semi-annually. From and including November 6, 2023 to, but excluding, the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)From and including the date of original issuance, the Notes will bear interest at a fixed rate of 4.125 percent through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. We have the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 10 - Pension Benefits

The following table sets forth certain disclosures for our pension plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic pension expense (income):(1)
Interest cost	$1	$1	$4	$3
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of net actuarial loss	1	1	3	3
Net periodic expense (income)	$(2)	$(2)	$(5)	$(6)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of (Loss) Income

Note 11 - Federal, State, and Local Taxes

The following table sets forth the Company's income tax benefit and the effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax benefit	$(5)	$(55)	$(37)	$(210)
Effective tax rate	12.2%	16.3%	15.2%	18.4%

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our uncertain tax positions could increase or decrease during the next twelve months, we believe it is unlikely that our recognized tax benefits will change by a material amount during the next twelve months.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs, PSUs, and stock options through the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Rule 303A.08 of the NYSE. As of September 30, 2025, we have authorized 7,063,627 shares available for grant. RSUs and PSUs are granted at the closing market price on the date of the grant. We generally utilize the Black-Scholes option pricing model to measure the fair value of stock options at the grant date. Forfeitures of RSUs, PSUs, and stock options are accounted for as they occur.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	17	17	46	39
Tax benefit	3	3	8	6
Restricted Stock

We granted 5,199,148 shares of restricted stock, which vest over a one- to three-year period, with an average fair value of $11.57 per share on the date of grant, during the nine months ended September 30, 2025.

The following table provides a summary of activity with regard to RSUs:

	Nine Months Ended September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,621,331	$17.20
Granted	5,199,148	11.57
Vested	(2,009,630)	17.60
Forfeited	(2,222,194)	15.36
Unvested at end of period	8,588,655	14.17

As of September 30, 2025, unrecognized compensation cost relating to unvested restricted stock totaled $90 million. This amount will be recognized over the remaining weighted average life of 2.2 years.

Stock Options
The following table summarizes stock option activity for the period indicated:

	Nine Months ended September 30, 2025
	Number of Options	Weighted- Average Exercise Price per Share
Unvested at beginning of year	12,083,000	$8.69
Granted	—	—
Vested	(4,583,333)	8.98
Forfeited	(1,000,000)	9.21
Unvested at end of period	6,499,667	8.41
Exercisable at end of period	5,833,333
As of September 30, 2025, the remaining amount of unamortized compensation expense relating to stock options totaled $31 million. This amount will be recognized over the remaining weighted average life of 1.6 years.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13 - Derivative and Hedging Activities

Derivative financial instruments are recorded at fair value in Other assets and Other liabilities on the Condensed Consolidated Statements of Condition. Our policy is to present our derivative assets and derivative liabilities on the Condensed Consolidated Statements of Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We may exchange cash collateral with derivative counterparties for initial margin or to cover the prior day's fair value of open positions. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables set forth information regarding our derivative financial instruments:

	September 30, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$2,993	$—	$—	2028-2029	—	—	—
Interest rate caps (cash flow hedge) (1)	$2,000	$—	$—	2028	—	—	—
Derivatives not designated as hedging instruments:
Rate lock commitments (2)	$345	$3	$—	2025	$563	$3	$3	2025
Mortgage-backed securities forwards (2)	211	—	1	2025	344	7	2	2025
Interest rate swaps (3)	3,843	20	21	2025-2041	3,323	15	30	2024-2041
(1)Refer to Note 3 - Accumulated Other Comprehensive Loss for additional information related to the change in fair value and the amount recognized in income.
(2)During the three months ended September 30, 2025 and 2024, the amount recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income was immaterial. During the nine months ended September 30, 2025 and 2024, the amount recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income was immaterial and $20 million, respectively.
(3)During the three and nine months ended September 30, 2025, the amount recorded in Fee income in the Condensed Consolidated Statement of Income was immaterial. During the three and nine months ended September 30, 2024, the amount recorded in Net return on mortgage servicing rights in the Condensed Consolidated Statement of Income was $45 million and immaterial, respectively.

The following amounts were recorded in the Condensed Consolidated Statements of Condition related to items designated and qualifying as hedges items in a fair value hedging relationship:

	September 30, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$1,015	$15	$—	$—
GSE CMOs	2,026	7	—	—
GSE debentures	1,287	11	—	—
Debt securities available-for-sale(1)	$4,328	$33	$—	$—
Loans and leases held-for-investment(2)	$3,389	$(6)	$5,861	$(18)
(1)During the three and nine months ended September 30, 2025 and 2024, the amount recorded in Interest income - Securities and money market investments in the Condensed Consolidated Statement of Income was immaterial.
(2)Relates to discontinued hedges on multi-family loans. During the three months ended September 30, 2025 and 2024, the amount recorded to Interest income - Loans and leases in the Condensed Consolidated Statement of Income was immaterial. During the nine months ended September 30, 2025 and 2024, the amount recorded to Interest income - Loans and leases was $10 million and $24 million, respectively.

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at September 30, 2025 and December 31, 2024. No amounts were netted in the Condensed Consolidated Statements of Condition.

	September 30, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$—	$65
Interest rate caps (cash flow hedge)	—	—
Derivatives not designated as hedging instruments:
Assets
Interest rate swaptions	$20	$—
Total derivative assets	$20	$—
Liabilities
Mortgage-backed securities forwards	$1	$1
Interest rate swaps	21	40
Total derivative liabilities	$22	$41

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2024
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$(2)
Interest rate swaptions	15	(3)
Total derivative assets	$22	$(5)
Liabilities
Mortgage-backed securities forwards	$2	$10
Interest rate swaps	30	47
Total derivative liabilities	$32	$57

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

September 30, 2025
Cash and cash equivalents	$8,484
Restricted cash included in other assets	75
Total	$8,559

Note 14 - Intangible Assets

At September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(307)	$393	$700	$(229)	$471
Other intangible assets	21	(7)	14	26	(9)	17
Total other intangible assets	$721	$(314)	$407	$726	$(238)	$488

The following table presents our amortization expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	26	37	81	105

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and that were included in the Condensed Consolidated Statements of Condition at those dates:

	September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available for sale:
GSE CMOs	$—	$11,161	$—	$11,161
GSE certificates	—	1,005	—	1,005
Private label CMOs	—	138	23	161
Total mortgage-related debt securities	$—	$12,304	$23	$12,327
Other debt securities available for sale:
GSE debentures	$—	$1,286	$—	$1,286
U. S. treasury obligations	1,014	—	—	1,014
Asset-backed securities	—	218	—	218
Corporate bonds	—	157	—	157
Municipal bonds, foreign notes, and capital trust	—	50	—	50
Total other debt securities	$1,014	$1,711	$—	$2,725
Total debt securities available for sale	$1,014	$14,015	$23	$15,052
Equity securities:
Mutual funds and common stock	$41	$14	$—	$55
Total equity securities	$41	$14	$—	$55
Total securities	$1,055	$14,029	$23	$15,107
Loans held for sale
Commercial real estate(2)	$—	$65	$—	$65
One-to-four family first mortgage	—	184	—	184
Derivative assets
Interest rate swaps	—	20	—	20
Rate lock commitments	—	—	3	3
Total assets at fair value	$1,055	$14,298	$26	$15,379
Derivative liabilities
Interest rate swaps	$—	$21	$—	$21
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$22	$—	$22
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis
The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$3,083	$3,083
Loans held for sale	—	286	—	286
Other assets(2)	—	—	32	32
Total	$—	$286	$3,115	$3,401
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,469	$2,469
Loans held for sale	—	335	—	335
Other assets (2)	—	—	52	52
Total	$—	$335	$2,521	$2,856
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
Other Fair Value Disclosures
For the disclosure of fair value information about our on- and off-balance sheet financial instruments, when available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.
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

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Condensed Consolidated Statements of Condition:

	September 30, 2025
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$8,484	$8,484	$8,484		$—		$—
FHLB and FRB-NY stock (1)	1,018	1,018	—		1,018		—
Loans and leases held for investment, net(2)	61,590	57,767	—		—		57,767
Financial Liabilities:
Deposits	$69,152	$69,136	$46,783	(3)	$22,353	(4)	$—
Borrowed funds	13,182	12,965	—		12,965		—
(1)Carrying value and estimated fair value are at cost.
(2)Carrying value and estimated fair value include impaired loans held for investment.
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
(2)Carrying value and estimated fair value include impaired loans held for investment.
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
Loans and leases
We disclose the fair value of loans measured at amortized cost using an exit price notion. We determine the fair value on substantially all of our loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis. For those loans where a discounted cash flow technique was not considered reliable, we used a quoted market price for each individual loan.

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of CDs represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a portion of our deposit base.
Borrowed Funds
The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structures.
Off-Balance Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2025 and December 31, 2024.

Fair Value Option
We elected the fair value option for certain items as discussed throughout the Notes to the Condensed Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Assets:
Loans held for sale:
Net gain on loan sales and securitizations	$5	$63	$18	$78

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2025			December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance		Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$4	$4	$—	$4		$4	$—
Total non-accrual loans	$4	$4	$—	$4		$4	$—
Accrual loans:
Loans held for sale	$243	$245	$2	$553		$560	$7
Loans held-for-investment	—	—	—	67		66	(1)
Total accrual loans	$243	$245	$2	$620		$626	$6
Total loans:
Loans held for sale	$247	$249	$2	$557		$564	$7
Loans held-for-investment	—	—	—	67	—	66	(1)
Total loans	$247	$249	$2	$624		$630	$6

Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize our preferred stock as of September 30, 2025:

Preferred Stock Series	Amount Outstanding	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	$503	5,000,000	515,000	515,000	$0.01	$1,000
Fixed Rate Perpetual Noncumulative Convertible Series B	$1	267,062	192,062	750	$0.01	$—
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	$—	523,369	—	—	$0.01	$2,000
Non-Voting Common Equivalent Series D	$—	315,000	45	15	$0.01	$0.0001

Series A Preferred stock

Each Series A preferred depositary share represents a 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the nine months ended September 30, 2025, we paid $25 million of dividends on our Series A preferred stock.

Series B Preferred Stock

As of September 30, 2025, Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250,000 shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in our control. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the nine months ended September 30, 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,481 as of September 30, 2025. At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315,000 shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. The 315,000 shares of Series D NVCE Stock are convertible into 105,000,000 shares of common stock at a strike price of $7.44 per share, as adjusted for dividends, as of September 30, 2025.

Note 17 - Commitments and Contingencies

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of loan originations, as well as commercial, performance and financial stand-by letters of credit, which are not included on our Condensed Consolidated Statements of Condition.

The following table summarizes our off-balance sheet commitments to originate loans and letters of credit:

(in millions)	September 30, 2025	December 31, 2024
Multi-family and Commercial real estate(1)	$748	$2,478
One-to-four family including interest rate locks	1,381	725
Other loan commitments	10,396	9,837
Total loan commitments	$12,525	$13,040
Stand-by letters of credit	661	803
Total commitments(2)	$13,186	$13,843
(1)Includes ADC loans.
(2)The allowance for unfunded commitments is $57 million and $50 million as of September 30, 2025 and December 31, 2024, respectively, and is included in Other liabilities.

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Condensed Consolidated Statements of Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The contractual amount of standby letters of credit represents the maximum potential amount of future payments that we could be required to make and represents our maximum credit risk. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments.

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of its business, including stockholder, class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to: (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank,

Flagstar Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

N.A. (“Signature”), (ii) the capital raise transaction we completed in March of 2024, (iii) the material weaknesses in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Company, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Company (and associated stock price volatility and changes).
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at September 30, 2025 is immaterial.
There can be no assurance: (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, investigations or regulatory proceedings, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. We may incur significant legal expenses in defending such litigation, or as a result of its involvement in such investigations or regulatory proceedings, during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.
Signature Bridge Bank
On March 20, 2023, Flagstar Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the FDIC, as receiver of Signature, to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). In connection with the Signature Transaction, Flagstar Bank assumed all of Signature’s branches. Flagstar Bank acquired only certain parts of Signature it believed to be financially and strategically complementary that were intended to enhance its future growth.
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
Note 18 - Segment Reporting

Our chief operating decision maker is the Chief Executive Officer. We have evaluated our operating structure and determined that we operate in one reportable segment, which constitutes our only operating segment. Our chief operating decision maker regularly evaluates the performance of the business as a whole, with financial results reviewed on a consolidated basis.

Given the current focus on our operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the company. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably NII, which led to the decision to sell certain portions of our business and certain loan portfolios. Our significant revenues and expenses are reported on the face of the Condensed Consolidated Statements of (Loss) Income. As a result, our financial performance is reviewed as a single operating segment.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, Management evaluated the effectiveness of design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management concluded its disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in its system of Internal Control over Financial Reporting, as described below. Notwithstanding the material weaknesses, Management evaluated its disclosure controls and procedures, and concluded the financial statements included in this report fairly present, in all material respects, Flagstar's financial position, results of operations, capital position, and cash flows, for the periods presented, in conformity with GAAP.

Per Rules 13a-15(e) and 15d-15(e), disclosure controls and procedures are the controls and other procedures designed to ensure information required to be disclosed in the reports Flagstar files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include activities designed to ensure information required to be disclosed in the reports that Flagstar files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Risk assessment: We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including independent Credit Review, that were responsive to changes in the business operations and regulatory and economic environments in which Flagstar operates.

Monitoring: Our recurring monitoring activities over process level control activities, including independent Credit Review, were not operating effectively.

Control activities: We did not sufficiently maintain effective control activities related to independent Credit Review processes and certain loan data reconciliations. Specifically, our independent Credit Review process controls were ineffective as Flagstar lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely, and appropriately challenged. These ineffective controls impact the Company's ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the ACL on loans and leases.

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

Remediation Status of Reported Material Weaknesses

In early 2024, we appointed several new members to the Board of Directors with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee and a new Chairman of the Risk Assessment Committee. The frequency of Audit Committee meetings increased substantially during 2024, with both Audit and Risk Assessment Committees dedicating sessions to evaluating credit risk in the portfolio. In addition, during 2025, we have added a combined joint session of the Risk Assessment Committee and the Audit Committee that occurs at least quarterly to discuss our ACL methodology and results.

Management has identified and has implemented, the following actions to address the material weakness in our risk assessment processes:

•Appointed a Chief Risk Officer, a Chief Credit Officer and a new Senior Director of Credit Review, all with large commercial bank credit experience.

•Enhanced the depth and breadth of our Independent Credit Review program to make the necessary changes in scoping approach, risk assessment and related processes, and elevating the overall stature of the Independent Credit Review function. We have improved the experience-level of the personnel performing credit reviews.

Management has taken the following actions to address the material weakness in our monitoring activities:

•Increased the frequency and nature of reporting from our Independent Credit Review function and First-Line Business Units to the Board’s Risk Assessment Committee in support of the Boards' risk oversight Management has identified and has implemented the following actions to address the material weakness in our control activities:

•Expanded the use of independent credit analysis and reduced our reliance on tools and analyses prepared by First-line Business Units.

•Increased the Credit Review team's ability and elevated its stature within the organization to independently challenge risk rating methodologies and results.

•Assessed the adequacy of staffing and resource levels and expertise within the Independent Credit Review function, considering the size, complexity, and risk profile of the loan portfolios. Management has enhanced the expertise and capacity of the Independent Credit Review function.

•Provided comprehensive risk rating process training to all employees involved in the lending and credit review processes.

•Enhanced processes to identify and assess risks associated with estimating the ACL and improving data governance processes.

•Increased credit review coverage of the portfolio. Approximately 700 borrowers representing $21.9 billion of loan balances were tested during the nine months ended September 30, 2025.

We continue to actively work to remediate the material weaknesses described above and are primarily in the sustainability and validation testing phase of remediation. We continue to assess our progress and whether any additional remediation steps or additional measures are needed to remediate the underlying causes of the material weaknesses, including the governance and oversight of our system of Internal Control over Financial Reporting.

While we believe our actions will be effective in remediating the material weaknesses, the material weaknesses will not be remediated until the remediation efforts we have taken are deemed to be sufficient through evidence of sustainability and Management concludes the remedial efforts are effective based upon validation testing.

Changes in Internal Control over Financial Reporting

Except for the actions noted above related to remediation of our material weaknesses, there have been no changes in our system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 to which this report relates, which materially affect, or are reasonably likely to materially affect, our system of Internal Control over Financial Reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal actions arising in the ordinary course of its business. Except as set forth below, all such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of Flagstar.

Flagstar and certain former executive officers of Flagstar and certain current and former directors of Flagstar have been named as defendants in a consolidated purported shareholder class action captioned Lemm, Jr. v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-00903, filed on February 6, 2024 (and later amended on September 6, 2024) in the United States District Court for the Eastern District of New York. This action seeks unspecified compensatory damages to be proven at trial, alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, with respect to disclosures concerning our business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in our public SEC filings and press releases during the period beginning on July 27, 2022 and ending on February 29, 2024. In addition, plaintiffs allege claims of violations of various federal securities laws related to the registration statement filed by NYCB in connection with its merger with Flagstar in 2022.
On December 19, 2024, another purported shareholder of Flagstar filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Company and certain current and former directors and executive officers of Flagstar. This additional purported class action alleged substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. On April 28, 2025, the Court entered a stipulated order consolidating the Lemm and Garfield matters. The action formerly known as Lemm was then recaptioned by the Court to In re: New York Community Bancorp, Inc. Securities Litigation. We are vigorously defending the allegations set forth in the purported class action complaints and also intend to vigorously defend any related actions.

Flagstar and certain former executive officers of Flagstar and certain current and former directors of Flagstar were also been named as defendants in a consolidated shareholder class action captioned In re New York Community Bancorp and filed in the Commercial Division of the Supreme Court of New York State. This matter consolidates two separate actions brought by two different purported shareholders of the Company, which were consolidated into a single matter on October 8, 2024. The action sought unspecified compensatory damages to be proven at trial and alleged substantially the same claims as those set forth in the Lemm complaint. This matter was voluntarily dismissed with prejudice on May 12, 2025.

Flagstar's former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of Flagstar’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of the New York State (Nassau County). These actions, which also name Flagstar as a nominal defendant and seek unspecified compensatory damages and certain corporate governance and internal procedures reforms, allege claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaints relate to disclosures concerning our business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in our public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of Flagstar during such period. The parties filed a stipulated motion to consolidate and stay the related matters, pending the entry of a decision on the defendants' motions to dismiss in the related federal securities class action, which was granted by the court on August 18, 2025. The order re-captioned the action as In Re: New York Community Bank Stockholder Derivative Litigation. Plaintiffs filed a consolidated compliant on October 29, 2025. Flagstar has filed a notice to remove the Podems state derivative action to federal court. On March 3, 2025, the federal magistrate granted Podems’ motion to remand the derivative case back to New York state court. Flagstar filed an objection. On April 9, 2025, the judge entered an order adopting the Magistrate Judge’s Report and Recommendation recommending that the Court grant Plaintiff’s motion to remand the case to state court. Therefore, the Podems matter will now proceed in the Supreme Court of New York, Nassau County. On May 27, 2025, the court entered a stipulated order to stay the Podems action in New York State court until the resolution of the motion to dismiss the federal securities class action. Flagstar and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions.

Flagstar has been named as a defendant in three different sets of purported class actions related to three separate cyber breach incidents. Flagstar has vigorously defended these actions and also intends to vigorously defend any future or related actions. The first set, captioned Phillip Angus et al v. Flagstar Bank, Case No. 2:21-cv-10657-MFL-DRG, filed in the United States District Court for the Eastern District of Michigan, relates to a data breach that occurred in January 2021, after threat actors exploited vulnerabilities in a File Transfer Appliance (FTA) used by Flagstar Bancorp, which was acquired by Flagstar in December 2022, to gain access to confidential customer information. The action seeks unspecified compensatory damages to be proven at trial and alleges breach of implied-in-fact contract, breach of confidence and public disclosure of private fact and also violations of various California consumer protection laws. On March 27, 2025, the court granted Flagstar’s motion to dismiss as to certain allegations and denied Flagstar’s motion to dismiss as to certain other allegations. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The order stayed the matter for 90 days, to allow the parties to participate in mediation to resolve both this matter and the In re: Flagstar December 2021 Data Security Incident Litigation matter, discussed below.

The second set, captioned In re: Flagstar December 2021 Data Security Incident Litigation, Case No. 2:22-cv-11385 is comprised of twenty purported class action lawsuits that were consolidated into a single action filed on June 23, 2023, in the United States District Court for the Eastern District of Michigan, and relates to a cyber breach of Flagstar Bancorp’s information technology system that occurred in December 2021. The action seeks unspecified compensatory damages to be proven at trial and alleges common law and statutory claims associated with the exposure of customers’ Personally Identifiable Information (PII) as a result of the data breach and seeks class certification. On September 30, 2024, the court dismissed 17 of the 18 claims in the plaintiff’s consolidated complaint, allowing only the claim under the California Consumer Privacy Act to proceed, thereby limiting participation in the action to California class members. On April 4, 2025, the court entered a stipulated Order to Stay Proceedings Pending Mediation. The order stayed the matter for 90 days, to allow the parties to participate in mediation to resolve this matter and the Phillip Angus et al v. Flagstar Bank matter, discussed above.

On August 8, 2025, the parties reached a global settlement for both In re: Flagstar December 2021 Data Security Incident Litigation and Phillip Angus et al v. Flagstar Bank. The settlement, which requires court approval would fully resolve the common law and statutory claims of all potential claimants associated with the combined lawsuits. In order to consolidate the two data breach cases, In re: Flagstar December 2021 Data Security Incident Litigation was reassigned to the judge presiding over Phillip Angus et al v. Flagstar Bank. An order was issued on August 25, 2025, closing out In re: Flagstar December 2021 Data Security Incident Litigation and consolidating the two cases into the Angus matter (Case No. 2:21-cv-10657 (E.D. Mich.). As part of the global settlement process, Plaintiffs first filed a consolidated class action complaint on September 24, 2025 and then, on October 1, 2025, filed an unopposed Motion for Preliminary Approval of Class Settlement with the Court. We await the Court's approval of the Motion for Preliminary Approval.

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

The outcome of the pending litigation described above is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. Flagstar may incur significant legal expenses in defending the litigation described above during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for information regarding risk factors that could materially affect our business, financial condition, or future results of operations. There have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchased Pursuant to Flagstar’s Stock-Based Incentive Plans

Participants in our stock-based incentive plans may have shares of common stock withheld to fulfill their income tax obligations that arise in connection with the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan, rather than pursuant to the share repurchase program authorized by the Board of Directors, described below.

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of our common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of September 30, 2025, we had approximately $9 million remaining under this repurchase authorization. As a result of the Reorganization, such repurchases would be subject to prior approval of the OCC. During the three months ended September 30, 2025, no repurchases of stock were completed under this authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to our stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of RSUs.

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2025.

(dollars in millions, except share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Third Quarter 2025
July 1 - 31, 2025	121,760	$11.00	$—
August 1 - 31, 2025	22,467	11.94	—
September 1 - 30, 2025	9,601	12.35	—
Total Third Quarter 2025	153,828	$11.22	—

Item 3.	Defaults Upon Senior Securities
    We had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
2.1	Second Amended and Restated Plan of Merger, dated as of September 22, 2025, by and between Flagstar Financial, Inc. and Flagstar Bank, N.A.(1)
2.2	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(2)
2.3	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.*(2)
3.1	Amended and Restated Articles of Association of Flagstar Bank, National Association (3)
3.2	Amended and Restated Bylaws of Flagstar Bank, National Association(3)
4.1
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (4)

4.2	Second Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc(3)
4.3	Third Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc. (3)
4.4
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wells Fargo Bank, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., relating to Flagstar Statutory Trust III (3)

4.5
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wells Fargo Bank, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., relating to Flagstar Statutory Trust V (3)

4.6
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wells Fargo Bank, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust VI (3)

4.7
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wells Fargo Bank, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust VIII (3)

4.8
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wells Fargo Bank, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust IX (3)

4.9
First Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust Company, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to New York Community Capital Trust X (3)

4.10
Third Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust Company, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to PennFed Capital Trust III (3)

4.11
First Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust Company, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to New York Community Capital Trust XI (3)

4.12
Second Supplemental Indenture, dated as of October 17, 2025, by and among Wilmington Trust Company, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to New York Community Capital Trust V (3)

4.13
Second Supplemental Indenture, dated as of October 17, 2025, by and among U.S. Bank Trust Company, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust VII* (3)

4.14
Second Supplemental Indenture, dated as of October 17, 2025, by and among U.S. Bank Trust Company, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust II* (3)

4.15
Second Supplemental Indenture, dated as of October 17, 2025, by and among U.S. Bank Trust Company, National Association, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust X* (3)

4.16
Second Supplemental Indenture, dated as of October 17, 2025, by and among The Bank of New York Mellon, as Trustee, Flagstar Bank, National Association and Flagstar Financial, Inc., related to Flagstar Statutory Trust IV* (3)

4.17	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries
10.1
Amendment to Registration Rights Agreement, dated as of October 17, 2025, by and among Liberty Strategic Capital (CEN) Holdings, LLC as Anchor Investor, Flagstar Bank, National Association and Flagstar Financial, Inc. (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601 (a)(5) or Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to the Definitive Additional Proxy Materials on Schedule 14A filed with the Securities and Exchange Commission on September 22, 2025 (File No. 1-31565).
(2)Incorporated by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on July 29, 2024 (File No. 1-31565)
(3)Incorporated by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on October 20, 2025 (File No. 1-31565).
(4)Incorporated herein by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

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

DATE:	November 6, 2025	Flagstar Bank, National Association
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)