Form 10-K
period 2025-12-31
FLAGSTAR BANK, NATIONAL ASSOCIATION
filed 2026-02-27
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31565
FLAGSTAR BANK, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

United States of America			38-2734984
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue,	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4100

Shares registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLG	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	FLG PRU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	FLG PRA	New York Stock Exchange

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

As of June 30, 2025, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $3.2 billion. This figure is based on the closing price of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s most recent completed second fiscal quarter), $10.60 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of January 31, 2026 was 415,993,081 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2026 are incorporated by reference into Part III.

Flagstar Bank, National Association
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	GNMA	Government National Mortgage Association
ADC	Acquisition, development, and construction loan	GSE	Government-sponsored enterprises
ALCO	Asset/Liability Committee	HELOC	Home Equity Line of Credit
AOCL	Accumulated Other Comprehensive Loss	HELOAN	Home Equity Loan
BOLI	Bank-owned life insurance	HQLAs	High-Quality Liquid Assets
C&I	Commercial and industrial loan	HUD	U.S. Department of Housing and Urban Development
CDs	Certificates of deposit	HVCRE	High volatility commercial real estate
CDIs	Core deposit intangibles	LGG	Loans with government guarantees
CFP	Contingent Funding Plan	MBS	Mortgage-backed securities
CMOs	Collateralized mortgage obligations	MSR	Mortgage servicing rights
CRE	Commercial real estate	NII	Net Interest Income
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NIM	Net interest margin
DSCR	Debt service coverage ratio	NVCE	Non‑Voting Common Equivalent
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	NYSE	New York Stock Exchange
EPS	Earnings per common share	OCC	Office of the Comptroller of the Currency
EVE	Economic value of equity	OREO	Other real estate owned
EWI	Early Warning Indicators	PCD	Purchase credit deteriorated
Fannie Mae	Federal National Mortgage Association	PCG	Private client group
FDIC	Federal Deposit Insurance Corporation	PSUs	Performance-Based Restricted Stock Units
FHA	Federal Housing Administration	RSUs	Restricted Stock Units
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FRB-NY	Federal Reserve Bank of New York	TDM	Troubled debt modification
Freddie Mac	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
GAAP	U.S. generally accepted accounting principles

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” "the Bank," “the Company,” and "Flagstar" are used to refer to Flagstar Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING LANGUAGE

This report, like many written and oral communications presented by Flagstar Bank, National Association, and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Bank, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions, and expectations as reflected in these forward-looking statements are reasonable, we can give no assurance that they will be achieved or realized.

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
•heightened regulatory focus on commercial real estate and on CRE loan concentrations;
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
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our acquisition of Flagstar Bancorp and subsequent purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) our past material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) various circumstances involving the Bank, including our full year 2023 earnings announcement, our disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Bank (and associated stock price volatility and changes);
•environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Bank;
•potential for deferred tax asset valuation allowance relating to Section 382 of the Internal Revenue Code arising from aggregation risk of new shareholder share issuances and warrant exercises related to our March 2024 $1.05 billion capital raise, the Flagstar Bancorp acquisition and additional potential market transactions not in the Bank’s control;
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
•the outcome of federal, state and local elections and the resulting economic and other impact on the areas in which we conduct business;
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
•the impact of changing political conditions;
•the potential impact to the Bank from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
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
•completing the diversification of the Bank’s loan portfolio may be more difficult, costly or time consuming than expected;
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

General

Where we say "we," "us," "our," the "Bank," the "Company," or "Flagstar," in this report we usually mean Flagstar Bank, National Association.

Flagstar Bank, National Association, is a national banking association headquartered in Hicksville, New York which had $87.5 billion of assets, $61.0 billion of loans, deposits of $66.0 billion, and total stockholders’ equity of $8.1 billion as of December 31, 2025. The Bank went public in 1993 and has grown organically and through a series of accretive mergers and acquisitions.

We operate in a single reportable segment and have identified one reporting unit which is the same as our operating segment. We continue to assess our reportable segments and reporting units, which may result in a change to either or both in future reporting periods. Please refer to Note 23 - Segment Reporting.

Internal Corporate Reorganization

Effective October 17, 2025, the Bank became the successor reporting company to Flagstar Financial, Inc. ("Flagstar Financial"), the former holding company for the Bank, pursuant to an internal corporate reorganization to eliminate the Bank’s holding company structure (the “Reorganization”). In connection with the completion of the Reorganization, Flagstar Financial was merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity.

At the effective time of the Merger, the outstanding shares of Flagstar Financial’s common stock and Series A preferred stock were cancelled and automatically converted into an equivalent number of shares of the Bank’s common stock and Series A preferred stock. Flagstar Financial’s Series B and Series D preferred stock were also converted into common stock of the Bank, except that such conversion was instead into non-voting equity securities that are substantially identical to the Series B and Series D preferred stock to the extent that ownership of the additional common stock would otherwise be prohibited by law or require approval by a government entity. As a result, subject to the foregoing limitations, the shares of capital stock of the Bank are now owned directly by shareholders in the same proportion as their ownership of Flagstar Financial capital stock immediately prior to the Merger. Further, each warrant to purchase either Series D preferred stock or common stock of Flagstar Financial was converted automatically into a warrant to purchase the Bank’s common stock or, as applicable, the Bank’s Series D preferred stock. In addition, each of Flagstar Financial's outstanding warrants to purchase shares of Flagstar Financial common stock forming a part of a unit of Flagstar Financial's outstanding Bifurcated Option Note Unit SecuritiESSM (the “BONUSES Units”) was converted automatically into a warrant to purchase Bank common stock upon the same terms applicable to the outstanding warrants immediately prior to the Reorganization. Immediately following the Merger, the Bank had substantially the same outstanding capital stock with substantially the same rights and privileges as the outstanding capital stock of Flagstar Financial immediately prior to the Merger. Immediately after the Merger, the Bank had substantially the same consolidated assets, liabilities and shareholders’ equity as Flagstar Financial immediately prior to the Merger. The Bank assumed Flagstar Financial's debt obligations, equity incentive plans, equity compensation plans, and other compensation plans as a result of the Merger.

Online Information about the Bank

We serve our customers through our website: www.flagstar.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Bank for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website, which can be found at https://.ir.flagstar.com.

In addition, our securities filings with the OCC (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports, in all cases as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our website. The website also provides information regarding Flagstar's Board of Directors (the "Board") and management team, as well as certain Board committee charters and our corporate governance policies. The content of our website shall not be deemed to be incorporated by reference into this Annual Report.

Our Market

The Bank currently operates approximately 340 locations across nine states, including strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast. In addition, the Bank has approximately 20 private bank branches located primarily in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses.

The market for the loans we originate varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, while the majority of the properties collateralizing our commercial real estate loans are located in the Northeast and Midwest. Our commercial and industrial loans are originated nationally to middle-market and mid-sized companies.

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

Our success as a lender is closely tied to the economic health of the markets we serve, impacting loan demand, collateral value, and repayment ability. Economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans. For commercial and industrial and commercial real estate loans, competition also comes from numerous sources including the capital markets and larger financial institutions, commercial and savings banks, fintech companies, and credit unions.

Monetary Policy

The Bank is affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board ("FRB") which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of government policies on the earnings of the Bank cannot be predicted.

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

Our attention to environmental risks also applies to the properties and facilities that house our bank operations. Prior to acquiring a large-scale property, a Phase 1 Environmental Property Assessment is typically performed by a licensed professional engineer to determine the integrity of, and/or the potential risk associated with, the facility and the property on which it is built. Properties and facilities of a smaller scale are evaluated by qualified in-house assessors, as well as by industry experts in environmental testing and remediation. This two-pronged approach identifies potential risks associated with asbestos-containing material, above ground and underground storage tanks, radon, electrical transformers (which may contain PCBs), ground water flow, storm and sanitary discharge, and mold, among other environmental risks. These processes assist us in mitigating environmental risk by enabling us to identify and address potential issues, including by avoiding taking ownership or control of contaminated properties.

Additional environmental risks may also arise from both physical and transitional risks related to climate change. Physical risks of climate change can include both acute events, such as increased severity of extreme weather events or wildfires, and chronic events, such as longer-term shifts in climate patterns, rising temperatures, or prolonged droughts. These physical risks can adversely impact our operations, our clients, and the third parties on which we rely. We have conducted a climate change scenario analysis to understand how physical risk events may impact our owned and operated properties over time.

Transition risks associated with a shift to a low-carbon economy may include changes to policy, legal requirements, technology, and market expectations. These transitional risks may result in new regulatory requirements, changes in consumer behavior, and market valuation adjustments. Such developments could impact our operating expenses, lending activities, product offerings and longer-term business strategy. Additionally, our practices, and the practices of our customers, related to climate change, without appropriate mitigation or transitional strategies, may adversely affect stakeholder relationships.

Our climate risk program seeks to understand how our physical and transitional risks relate to our current risk factors, such as credit, market, liquidity, operational, compliance, and strategic risks. Although the timing and severity of climate change may not be entirely predictable and risk management practices may not be effective in mitigating our overall exposure, we continue to develop our climate risk program to identify, assess, and mitigate climate change risks.

Human Capital Management

We place great importance on having the right people in the right roles, with the right skills, and doing their best work. By focusing on the growth and development of our talented team members, we believe we are best positioned to deliver results for our customers. We believe when our employees deliver for our customers, they deliver for our communities and shareholders as well.

At December 31, 2025, our workforce included 5,631 employees. None of our employees are represented by a collective bargaining agreement and we believe our employee relations to be in good standing.

We believe our employees are among our most significant resources and that our employees are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of benefits, both of which we believe are competitive with our industry peers and with other firms in the locations in which we do business. Our employees receive salaries that are subject to annual review and periodic benchmarking. Our benefits program includes a 401(k) Plan with an employer matching contribution, healthcare and other insurance benefits, flexible spending accounts and paid time off. Many of our employees are also eligible to participate in the Bank’s equity award program and the Bank's annual cash incentive program.

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

Federal, State, and Local Taxation

The Bank is subject to federal, state, and local income taxes. See the discussion of "Income Taxes" in Note 2 - Summary of Significant Accounting Policies and Note 13 - Federal, State, and Local Taxes.

Regulation and Supervision

The following is a brief summary of certain statutes and regulations that significantly affect the Bank and its subsidiaries. A number of other statutes and regulations may affect the Bank but are not discussed in the following paragraphs.

Effective October 17, 2025, the Bank became the successor reporting company to Flagstar Financial upon the completion of the Reorganization. More information about the Reorganization and its effects can be found under “General—Internal Corporate Reorganization” above. As a result of the Reorganization, among other things, the Bank is now the top-level publicly-traded entity within our corporate structure and the Bank is no longer subject to (i) examinations by the FRB; (ii) certain requirements applicable to bank holding companies that meet specific asset thresholds, including Enhanced Prudential Standards, stress testing requirements, and bank holding company resolution plans; and (iii) the Securities Act of 1933, as amended (the “Securities Act”). The Bank remains subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the reporting requirements thereunder, but now makes those securities filings with the OCC rather than the SEC (including its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K), although it continues to make those filings with the SEC via EDGAR as a voluntary filer. The Bank is subject to OCC regulations governing securities offerings.

General

The Bank is a national banking association, subject to federal regulation and oversight by the Office of Comptroller of the Currency (the "OCC"). The activities of the Bank are limited to those specifically authorized under the National Bank Act and related interpretations of the OCC. The OCC has authority to bring an enforcement action against the Bank for unsafe or unsound banking practices, which could include limiting the Bank’s ability to conduct otherwise permissible activities or imposing corrective capital or managerial requirements on the bank. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and to certain transaction-related requirements established by the Federal Reserve. The Bank is also subject to the supervision of the Consumer Financial Protection Bureau (the "CFPB"), which regulates the offering and provision of consumer financial products or services under federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party", such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is primarily intended for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders.

Our corporate affairs are primarily governed by the National Bank Act, with related regulations administered by the OCC. In terms of securities matters, we are not subject to the Securities Act, but are subject to OCC regulations governing securities offerings. Our common stock and certain other securities are registered under the Exchange Act, which grants the OCC the authority to administer and enforce certain sections of the Exchange Act applicable to national banks. Despite this, we continue to make filings required by the Exchange Act with the SEC as a voluntary filer. The statutory and regulatory frameworks applicable to us as a national bank are not as well developed as the corporate and securities law frameworks that apply to many other publicly held companies. Our brokerage and investment advisory subsidiary is regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities agencies.

The banking and financial services business in which we engage is and remains highly regulated. Legislative changes to laws governing the financial industry occur frequently; some of this legislation materially affects the manner in which we and other financial institutions operate, including increasing the costs and other burdens of conducting our businesses. In addition, the banking regulatory agencies regularly promulgate new regulations or modify existing regulations, which also have a significant impact on the financial industry. Any change to laws and regulations, whether by the regulatory agencies or Congress, could have a materially adverse impact on our operations.

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

Volcker Rule

Under the Volcker Rule, we are prohibited from (1) engaging in short-term proprietary trading for our own account and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of covered funds to be retained. They also permit the offering and sponsoring of covered funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities, such as the Bank. We have put in place the compliance programs required by the Volcker Rule and any holdings in illiquid covered funds are in compliance with the Volcker Rule.

The New York Housing Stability and Tenant Protection Act of 2019

In 2019, the New York State Legislature passed the Housing Stability and Tenant Protection Act of 2019 impacting about one million rent-regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20 percent vacancy bonus. The legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rent apartments.

Capital Requirements

In 2013, the FDIC, the OCC, and the FRB (collectively, the "Federal Banking Agencies") approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Basel III generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The Basel III rules generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The Basel III rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for the purposes of calculating those ratios. Under Basel III, the Bank is required to maintain minimum capital in accordance with the following ratios: (i) a common equity tier 1 capital ratio of 4.5 percent; (ii) a tier 1 capital ratio of 6 percent (increased from 4 percent); (iii) a total capital ratio of 8 percent (unchanged from the prior rules); and (iv) a tier 1 leverage ratio of 4 percent.

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

The following schedule presents minimum capital ratio and capital conservation buffer requirements, our capital ratios at December 31, 2025, and the minimum requirements to be well capitalized:

	Minimum for capital adequacy purposes	Minimum capital ratio requirement with capital conservation buffer	Current capital Ratio	Minimum to be "well capitalized"
Common Equity Tier 1	4.50%	7.00%	12.83%	7.00%
Tier 1	6.00%	8.50%	13.66%	8.00%
Total risk-based capital	8.00%	10.50%	16.23%	10.00%
Leverage Capital	4.00%	4.00%	9.22%	5.00%

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

For additional information, see the Capital section of the MD&A and Note 17 - Capital. As of December 31, 2025, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

Regulatory Developments

On October 7, 2025, the OCC and FDIC issued a notice of proposed rulemaking to codify the elimination of reputation risk from their supervisory programs, which would, among other things, prohibit the OCC or FDIC from criticizing or taking adverse action against an institution on the basis of reputation risk, and would also prohibit the agencies from requiring, instructing, or encouraging an institution to close an account, to refrain from providing an account, product, or service, or to modify or terminate any product or service on the basis of a person or entity's political, social, cultural, or religious views or beliefs, constitutionally protected speech, or solely on the basis of politically disfavored but lawful business activities. On October 7, 2025, the OCC and FDIC also issued a notice of proposed rulemaking that would define the term “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act and revise the supervisory framework for the issuance of matters requiring attention and other supervisory communications.

On December 23, 2025, the OCC issued a notice of proposed rulemaking to increase the total assets threshold for applying Heightened Standards to $700 billion. These Heightened Standards prescribe minimum standards for the Bank's risk governance framework and require significant time, expenses and resources to design and implement. If finalized as proposed, the Bank would no longer be subject to Heightened Standards.

Resolution Planning

As an insured depository institution with $50 billion or more in assets, the Bank is required to file a full resolution plan with the FDIC every three years and interim targeted information between full resolution submissions. The full resolution plan requires us to discuss how we could be rapidly and orderly resolved in the event of a material financial distress or failure. We developed our resolution plan in alignment with the FDIC’s requirements, and following the Board’s approval, we submitted a full resolution plan to the FDIC prior to its due date of July 1, 2025.

FDIC as Receiver or Conservator of the Bank

Upon the insolvency of an insured depository institution, such as the Bank, the FDIC may be appointed as the conservator or receiver of the institution. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the Bank without the approval of the Bank’s creditors.

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

Enforcement actions against the Bank and their respective officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance and the appointment of a conservator or receiver for the Bank. Civil money penalties can be over $2 million for each day a violation continues.

FDIC, OCC, and FRB Regulations

The discussion that follows pertains to FDIC, OCC, and FRB regulations other than those already discussed on the preceding pages.

Real Estate Lending Standards

The OCC has adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations as long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

The Federal Banking Agencies also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Commercial Real Estate Guidance”). The Commercial Real Estate Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but, rather, reinforces and enhances the Federal Banking Agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the Commercial Real Estate Guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100 percent or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300 percent or more of total risk-based capital. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

On December 13, 2019, the Federal Banking Agencies issued a final rule, which became effective on April 1, 2020, to modify the agencies’ capital rules for HVCRE exposures, as required by the EGRRCPA. The final rule revised the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015.

Dividend Limitations

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 2.5 to 42 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. We cannot predict what insurance assessments rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. We do not know of any practice, condition, or violation that would lead to termination of the deposit insurance for the Bank.

On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessments is equal to an insured depository institution’s estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the insured depository institution, or for insured depository institutions that are part of a holding company with one or more subsidiary insured depository institutions, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024.

On December 19 2025, the FDIC issued an interim final rule amending the special assessment. The interim final rule aligns the total amount collected through the special assessment with the FDIC’s most recent loss estimates and adjusts the assessment rate for the final quarterly collection period. Based on the FDIC’s updated projections, the special assessment is expected to be collected over the initial eight quarterly assessment periods, with the final payment due in March 2026. However, because estimated losses may change as the receiverships progress, the FDIC retains the authority to terminate the assessment early, provide offsets to future regular deposit insurance assessments if amounts collected exceed estimated losses, or impose a one-time final shortfall special assessment if losses exceed amounts collected upon termination of the receiverships for Silicon Valley Bank and Signature Bank. At December 31, 2025, the Bank’s accrual for its estimated special assessment charge was $46 million.

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

Under the FDIC's framework for analyzing whether bank deposits obtained through third-party arrangements are brokered deposits pursuant to Section 29 of the Federal Deposit Insurance Act, a person is generally a "deposit broker" if it is "engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties." The FDIC has also identified a number of common business relationships described as "designated exceptions" that meet the primary purpose exception to Section 29 of the Federal Deposit Insurance Act and include: certain investment-related deposits; property management service deposits; deposits for cross-border clearing services; deposits related to real estate and mortgage servicing activities; retirement and 529 deposits; deposits related to employee benefits programs; deposits held to secure credit card loans; and deposits placed by agencies to disburse government benefits.

Debit Interchange Fees

Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB. The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions that are applicable to the Bank. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.

Guidance for Third-Party Relationships

On June 9, 2023, the Federal Reserve, OCC, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity. The interagency guidance outlines a five-stage life cycle that a banking organization should incorporate into its third-party risk management approach: (1) planning stage, to evaluate and consider how to manage risks before entering into a third-party relationship; (2) due diligence stage, to provide the banking organization with the information needed to evaluate whether it can appropriately identify, monitor, and control risks associated with the third-party relationship; (3) contract negotiation stage, to facilitate risk management and oversight and specify the expectations and obligations of both parties; (4) ongoing monitoring, to confirm the quality and sustainability of a third party’s controls and ability to meet contractual obligations, and to escalate and respond to significant issues or concerns when identified; and (5) termination of third party relationships for various reasons such as expiration or breach of the contract, or the third party’s failure to comply with applicable laws or regulations. The interagency guidance provides detailed recommendations for complying with each of these life cycle stages. The final interagency guidance is directed to all banking organizations supervised by the Federal Reserve, OCC, and FDIC. Further rulemaking activity or guidance with respect to third party relationship risk management and banking-as-a-service arrangements (including with respect to deposit products and services) may be forthcoming.

Banking Regulation

Limitation on Capital Distributions. The OCC regulates all capital distributions made by the Bank, directly or indirectly, including dividend payments. An application to the OCC by the Bank may be required based on a number of factors including whether the Bank would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a bank to directors, executive officers, and principal stockholders. FRB Regulation O includes limits on loans to any individual insider and such insider's related interests and certain conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution's total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA generally does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each Federal Banking Agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank holding company and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

On October 24, 2023, the OCC, the FDIC and the Federal Reserve issued a final rule amending the agencies’ CRA regulations. However, industry organizations challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. As a result, in July 2025 the agencies issued a joint proposal to rescind the 2023 final rule and replace it with regulations substantively identical to those that were in effect prior to the 2023 final rule. This effectively reinstates the CRA regulations first adopted by the agencies in 1995 and reinstated by the OCC in 2021.

Community Pledge Agreement with the National Community Reinvestment Coalition

On January 24, 2022, the Bank and the National Community Reinvestment Coalition ("NCRC") announced the Bank's commitment to provide $28.0 billion in loans, investments, and other financial support to communities and people of color, low- and moderate-income ("LMI") families and communities, and small businesses. In 2025, we changed our intent regarding the Community Pledge Agreement as a result of the sale of our third-party mortgage origination and servicing businesses during 2024. We are undertaking the development of new initiatives to focus on enhancing the Bank’s community-centered activities to align with our strategic transformation and better meet the credit and banking needs of LMI communities.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. These are typically known as the “OFAC” rules, based on their administration by the U.S. Treasury Department's Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The Gramm Leach Bliley Act requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm Leach Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third parties. Privacy requirements, including notice and opt out requirements, under The Gramm Leach Bliley Act and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the EU General Data Protection Regulation (“GDPR”), which regulates the collection, control, sharing, disclosure and use and other processing of personal information of data subjects in the EU and the European Economic Area. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, in addition to other rights with respect to personal information, and also provides for civil penalties for violations and private rights of action for data breaches. California has also established a state agency to oversee CCPA implementation and enforcement efforts. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4 percent of the annual global revenue of the noncompliant company.

Cybersecurity

The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Bank. The Cybersecurity Information Sharing Act also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks.

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

Cybersecurity and data privacy are also areas of increasing state legislative focus. For example, under California state law, the CCPA broadly defines personal information and substantially increases the rights of California residents to understand how their personal information is collected, used, and otherwise processed by commercial businesses, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain breaches). Numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

Federal Home Loan Bank System

The Bank is an active member of the FHLB-NY and continues to be a non-member participant of the FHLB-Indianapolis from advance activity pre-dating the merger of the Bank and Flagstar Bancorp. The Bank is required to hold shares of both FHLB-NY and FHLB-Indianapolis capital stock. At December 31, 2025, the Bank held $497 million of FHLB-NY stock and $255 million of FHLB-Indianapolis stock.

Federal Securities Law

The Bank’s common stock and certain other securities listed on the cover page of this report are registered with the OCC under the Exchange Act of 1934. The Bank is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

Consumer Protection Regulations

The activities of the Bank may be subject to a variety of federal and state consumer laws and regulations designed to protect consumers. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits from, making loans to, or engaging in other types of transactions with, such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions, and reputational damage to the financial institution.

Applicable federal consumer protection laws, and their implementing regulations, include, but may not be limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Truth in Lending Act (Regulation Z), Truth in Savings Act (Regulation DD), Equal Credit Opportunity Act (Regulation B), Electronic Funds Transfer Act (Regulation E), Fair Housing Act, Home Mortgage Disclosure Act (Regulation C), Fair Debt Collection Practices Act (Regulation F), Fair Credit Reporting Act (Regulation V), as amended by the Fair and Accurate Credit Transactions Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act (Regulation X), Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act. Additionally, we are subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service.

In addition, the Bank and its subsidiaries may be subject to certain state laws and regulations designed to protect consumers. Many states have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, and unfair or deceptive business practices.

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

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2025, range from $7,217 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $36,083 per day for reckless violations and $1,443,275 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease-and-desist orders available to the CFPB (but not for civil penalties).

In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010 (“CFPA”). However, in May 2025 the CFPB rescinded the interpretive rule, concluding that its interpretations were improper, but noting that the rescission of the interpretive rule does not alter, limit or affect the authority of states to take any action authorized by any separate provision of state or federal law. It is possible that the CFPB could issue additional guidance limiting or expanding the scope of States’ authority to enforce the CFPA in the future.

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

In October 2024, the CFPB issued a rule aimed to enhance consumer control and competition in financial services requiring banks and payment providers to give consumers free access to certain financial data upon request. With consumer authorization, they must also share this data with third parties via secure interfaces to facilitate financial services. Required data includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule takes effect for the Bank on April 1, 2027; however, the compliance timeline is subject to change due to the outcome of pending litigation challenging the rule and ongoing rulemaking activities. In August 2025, the CFPB issued an advanced notice of proposed rulemaking outlining questions related to the original rule, the responses to which the CFPB will consider as it engages in rulemaking to implement Section 1033 of the CFPA. While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to our business model.

The CFPB and other regulators have recently had a heightened focus on fees, rewards and other practices related to credit cards. For example, in March 2024, the CFPB issued a final rule lowering the safe harbor amount for credit card late fees that would be considered “reasonable and proportional” to the costs incurred by credit card issuers for late payments to eight dollars, eliminating a higher late fee safe harbor amount for subsequent late payments and eliminating the annual inflation adjustment for the safe harbor amount. However, in April 2025, the rule was vacated as part of a consent judgment based on the U.S. District Court for the Northern District of Texas finding that the rule likely violated the Credit Card Accountability and Disclosure Act by preventing card issuers from imposing penalty fees that are reasonable and proportional to violations, as required by the Act. The vacating of the rule effectively restores the safe-harbor framework that had been in place prior to the rule. It is possible that the CFPB or state regulators could engage in related rulemaking in the future, which could impact the ability of banks to impose certain fees.

In December 2024, the CFPB issued a final rule to amend Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets. The final rule was scheduled to go into effect on October 1, 2025; however, in April 2025, the rule was overturned and nullified by Congress using the fast-track procedures of the Congressional Review Act. Because a joint resolution of disapproval was enacted, the CFPB may not issue a rule in substantially the same form in the future absent authorization in a subsequent law.

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

Supervision and Regulation of Mortgage Banking Operations

Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans’ Administration, Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation with respect to originating, processing, selling and servicing mortgage loans. Those rules, policies, regulations, guidelines or procedures, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Each of these entities has its own financial requirements, including submitting audited financial statements annually. We are also subject to examination or review to assure compliance with the applicable rules, policies regulations, guidelines or procedures. Mortgage origination activities are subject to federal laws that include, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Report Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related federal regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws, regulations and the requirements of various private mortgage investors.

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

Lending Authority

We maintain internal credit limits in compliance with regulatory requirements. Under regulatory guidance, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the ACL not included in Tier 2 capital. We have a tracking and reporting process to monitor lending concentration levels. All new credit exposure to relationships that exceed $350 million must be approved by the Risk Assessment Committee (the "RAC") of the Board. Credit exposures to relationships that exceed $125 million must be approved by the Chief Credit Officer. Relationships less than the aforementioned limits including those discussed throughout the loans held for investment section of this document, are approved by the joint authority of credit officers and lending officers. The RAC of the Board has the authority to direct changes in lending practices as they deem necessary or appropriate to address credit risks and exposures, including regulatory considerations, in accordance with the Bank’s strategic objectives and risk appetites.

Future Legislation and Regulation

Laws, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. In addition to the specific legislation and regulations described above, future legislation and regulations or changes to existing statutes, regulations or regulatory policies applicable to the Bank and its subsidiaries may affect the business, financial condition and results of operations in adverse and unpredictable ways and increase reporting requirements and compliance costs. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted.

Item 1A. Risk Factors

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk; (2) credit risk; (3) financial statement risk; (4) liquidity and dividend risk (5) legal and regulatory risk; (6) financial and market risk, as well as other matters that may dilute the value of our securities; (7) strategic risk (8) operational risk; and (9) reputational risk and its potential negative impact on, among other things, our financial condition, results of operations and/or stockholder value.

The following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition, results of operations, and the value of our shares. The failure to properly identify, monitor, and mitigate any of the below referenced risks, could result in increased regulatory risk and could potentially have an adverse impact on the Bank. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This Annual Report on Form 10-K is qualified in its entirety by those risk factors.

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

The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the current administration, which has enacted tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may create inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the current administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time. If rates were to remain elevated for a prolonged period of time, it may adversely affect our business and increase loan repricing risk, including in our multi-family and CRE portfolios.

Credit Risk

Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition, regulatory capital ratios and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to recognize such risk through the establishment of an ACL. During 2025, the Bank continued to take decisive actions to build capital, reinforce our balance sheet, strengthen our risk management processes, and better align the Bank with relevant bank peers. Our ACL of $1.1 billion as of December 31, 2025 represents our estimate of current expected losses in our loan and lease portfolios, as well as our unfunded commitments.

The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model ("CECL"). This methodology is described in detail under Note 2 - Summary of Significant Accounting Policies in this report. CECL may result in greater volatility in the level of the ACL, depending on various assumptions and factors used in this model. If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. In addition, growth in our loan portfolio may require us to increase the ACL on such loans by making additional provisions, which would reduce our net income.

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

At December 31, 2025, $29.0 billion or 47.7 percent of our total loans and leases held for investment portfolio consisted of multi-family loans and $9.3 billion or 15.3 percent consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. Higher interest rates or operating costs for a longer period of time that are not offset by corresponding revenue increases could put further financial pressure on borrowers which could also cause us to not recover the full contractual amount of principal and interest. These factors could cause us to increase our provision for credit losses and could adversely affect our operating results and financial condition.

The CRE loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2025, $2.0 billion, or 21.0 percent of our CRE loan portfolio was secured by office buildings. We may incur future losses on CRE loans due to declines in occupancy rates and rental rates in office buildings, which could occur as a result of reduced market demand for office space due to more people working from home or other factors. In addition, the majority of our multi-family and CRE loans are non-recourse and are secured by rental apartment buildings or commercial real estate. In the event of a default by a borrower on a non-recourse loan, we will have recourse only to the real estate-related assets collateralizing the loan. If the underlying collateral value is below the loan amount, we will suffer a loss upon a default.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. At December 31, 2025, $15.8 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, $13.9 billion of which or 88 percent are subject to rent regulation laws to varying degrees, with $9.5 billion having 50 percent or more rent regulated units. In addition, state and local governments in New York may continue to enact or expand, and New York City has announced it is considering, (i) other rent control regulations and (ii) other government actions, which could further limit landlords’ abilities to raise rents or other adverse impacts, resulting in a negative impact on property values for our collateral for multi-family loans. As a result, the value of the collateral located in New York State securing the Bank’s multi-family loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

Economic weakness in the New York City metropolitan region, where the majority of the properties collateralizing our multi-family, and commercial real estate loans, as well as certain businesses collateralizing our other commercial and industrial loans, are located could have an adverse impact on our financial condition and results of operations.

Our business is significantly by general economic conditions in the New York City metropolitan region, where the majority of the buildings and properties securing the multi-family, and commercial real estate loans we originate for investment and the businesses of the customers to whom we make our other commercial and industrial loans are located. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents, due to such factors, or for other reasons, such as new legislation, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income. Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain the level of cash dividends we currently pay to our stockholders.

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

The processes we use to estimate expected losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining our expected losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Impairment in the carrying value in finite-lived intangible assets could negatively impact our financial condition and results of operations.

At December 31, 2025, finite-lived intangible assets, primarily core deposit intangibles, totaled $381 million. We review our intangible assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in deposits may necessitate taking additional charges in the future related to the impairment of other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and adversely affect our reputation, business, financial condition and stock price.

We recognize the critical importance of maintaining effective internal controls over financial reporting to ensure accurate and timely financial reporting, prevent fraud, and maintain investor confidence. Our internal controls are subject to inherent limitations, including the possibility of human error, misconduct, inadequate processes, fraud, data breaches, and non-compliance with laws and regulations. We also acknowledge the challenges posed by changes in processes, procedures, technologies, employee turnover, and labor shortages. Although we have remediated the material weaknesses in internal control over financial reporting first disclosed in 2023, our prior experience underscores the risk that additional control deficiencies could arise in the future. If such deficiencies arise, their remediation could require significant management attention and resources otherwise spent on business operations. Further, maintaining the effectiveness of our internal control environment will continue to require comprehensive and ongoing monitoring, testing and enhancements as our business, systems and personnel evolve. There can be no assurance that we will not identify new material weaknesses or significant deficiencies in the future. If we identify a material weakness or a significant deficiency in internal control over financial reporting, we may be unable to remediate it timely. Any such failure could result in inaccurate financial statements, restatements, delays in filing required reports with our regulators, increased audit fees, regulatory scrutiny, or loss of confidence by investors or ratings agencies. These outcomes could materially and adversely affect our reputation, business, financial condition, and stock price. For more information, see Item 9A of this Annual Report on Form 10-K.

Liquidity and Dividend Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations could subject us to material reputational and compliance risk and could lead to the financial failure of the Bank.

Our funding primary stems from a diverse combination of business activities. The primary source of funding are (i) our retail and institutional deposit base, (ii) various wholesale funding channels, including $11.2 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $2.3 billion outstanding at December 31, 2025 (iii) cash reserves and HQLAs and (iv) access to secured borrowings from the FHLB and FRB-NY Discount window. In addition, and depending on current market conditions, we may have the ability to access the capital markets from time to time to generate additional liquidity. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Deposit outflows can occur for a number of reasons, including clients seeking higher yields, clients with uninsured deposits may seek greater financial security or clients may simply prefer to do business with our competitors, or for other reasons. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with more expensive wholesale funding, the sale of interest-earning assets, other sources of funding, or a combination of them all. In extreme situations, withdrawals could exceed our capacity to fund the withdrawals and lead to the financial failure of the Bank. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations. As of December 31, 2025, approximately 20 percent of our total deposits were not FDIC-insured or collateralized by securities or letters of credit.

In addition, large-scale withdrawals of brokered or institutional deposits could require and has required us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which has an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow and therefore could have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands. Downgrades of the credit ratings of the Bank, such as those announced by certain credit rating agencies in 2024, could result in an acceleration in deposit outflows and additional collateral needs. We have experienced situations which could occur again in the future that could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

The elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

The holders of our common stock are only entitled to receive such dividends as the Board may declare out of funds available for such payments under applicable law and regulatory guidance, and, although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. We are currently paying quarterly cash dividends on shares of the Bank's common stock at $0.01 per share. An elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

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

Dividends on our Series A Preferred Stock and Series B Preferred Stock are discretionary and noncumulative. If the Board (or any duly authorized committee of the Board) does not authorize and declare a dividend on (a) the Series A Preferred Stock for any dividend period, holders of the depository shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable, or (b) Series B Preferred Stock, the holders thereof will not be entitled to receive any dividend for that dividend period. For our Series A Preferred Stock, we have no obligation to pay dividends accrued for a dividend period after the dividend payment date for that period if the Board (or any duly authorized committee thereof) has not declared a dividend before the related dividend payment date, whether or not dividends on the Series A Preferred Stock or any other series of our preferred stock or our common stock are declared for any future dividend period. Additionally, under the OCC’s capital rules, dividends on the Series A Preferred Stock and Series B Preferred Stock may only be paid out of our net income, retained earnings, or surplus related to other additional tier 1 capital instruments. If the non-payment of dividends on Series A Preferred Stock or Series B Preferred Stock for any dividend period would cause the Bank to fail to comply with any applicable law or regulation, or any agreement we may enter into with our regulators from time to time, then we would not be able to declare or pay a dividend for such dividend period.

Our Series A Preferred Stock and Series B Preferred Stock initially have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect our liquidity and financial condition.

The holders of our Series A Preferred Stock and Series B Preferred Stock initially have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of our common stock. Following the satisfaction of the liquidation preference, the Series B Preferred Stock participates with our common stock on an as-converted basis in a liquidation, dissolution or winding up of the Bank. Our obligations to the holders of our Series A Preferred Stock and Series B Preferred Stock could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock and other classes of securities.

Legal and Regulatory Risks

We operate in a highly regulated industry, and compliance with, or changes to, the laws and regulations that govern our operations may adversely affect us.

The banking industry is heavily regulated. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These and other restrictions limit the manner in which we conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we offer, or affect the competitive balance between banks and other financial institutions. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and adversely affect our profitability. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective.

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the OCC. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand. Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock. In addition, failure to meet established capital requirements could result in the OCC placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance. Such enforcement activity by regulatory authorities could have a material effect on our financial statements or operations.

Our operations could be materially affected by the imposition of restrictions on our operations by bank regulators, and other governmental entities, further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We and our subsidiaries are subject to regulation, supervision, and examination by the following entities: (1) the OCC; (2) the FDIC; and (3) the CFPB, as well as FINRA regulations and state licensing restrictions and limitations regarding certain financial services, investment management and other consumer finance products. Such regulation and supervision govern the activities in which a bank and its subsidiaries may engage and are intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and bank customers, rather than for the benefit of a bank's stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank and its subsidiaries, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the payment of dividends, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies, including our failure to obtain and maintain any necessary state or local licenses, could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. Penalties for such violations may also include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans provided by the Bank. Changes in such regulation and supervision, or changes the interpretation or enforcement of applicable law by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Bank, including restrictions on the operation of the Bank, increased costs of regulatory compliance, and changes in FDIC deposit insurance premium assessments. In addition, failure of the Bank to comply with such regulations could have a material adverse effect on our earnings and capital. See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Bank are subject.

Political developments, including those arising from transitions in administration and shifts in congressional control, may create volatility and uncertainty, potentially resulting in significant changes in the size, scope, and effectiveness of government agencies and services.

Political developments, such as those recently announced or enacted by the current administration, may result in sudden changes in laws, policies, and government operations. For example, throughout 2025, the administration has taken steps or indicated plans to (1) change leadership of, and potentially combine or eliminate, various regulatory agencies; (2) alter the purpose, funding, or enforcement powers of certain agencies; (3) significantly reduce the size of the federal government and workforce; and (4) modify, reinterpret, replace, or repeal various laws, regulations and regulatory guidance. These actions may create uncertainties and volatility in U.S. and global markets, potentially affecting the government's ability to provide services. They may also impact our ability to obtain guidance and support from the government in addressing existing or emerging risks. Many of these actions are being legally challenged or require further legislative action before implementation. The extent and timing of these changes are uncertain, as are their potential impacts, whether beneficial or adverse, on our business operations and financial performance.

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

The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and other potentially exposed persons. These are typically referred to as the "OFAC" rules, given their administration by the United States Treasury Department's Office of Foreign Assets Control. Failure to comply with these sanctions could negatively impact our business, financial condition, and results of operations as well as cause reputational harm.

Our Risk Governance Framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Bank.

As a financial institution, we are subject to a number of risks, including interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational. Flagstar's Risk Governance Framework (the "RGF") is designed to manage the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated. For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective Risk Governance Framework, as well as other risk factors, could result in a material increase in our FDIC deposit insurance premium assessments.

We are subject to various legal or regulatory investigations and proceedings.

At any given time, we and our subsidiaries are involved with a number of legal proceedings and regulatory investigations and examinations as a part of reviews conducted by regulators and other parties, which may involve banking, securities, consumer protection, employment, tort, and numerous other laws and regulations. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) our past material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) recent events and circumstances involving Flagstar, including disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about our prospects (and associated stock price volatility and changes). Proceedings or actions brought against us or our subsidiaries may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, ratings downgrades, restrictions on our business activities, revocations or non-renewals of required licenses, changes in FDIC deposit insurance premium assessments or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We are currently subject to stockholder class and derivative actions which seek significant damages and other relief and may be subject to similar actions in the future. Any financial liability or reputational damage could have a materially adverse effect on our business and, in turn, on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations. Although we establish accruals for legal or regulatory proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal or regulatory proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies. For further information, see Note 20 - Commitments and Contingencies.

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

The Community Reinvestment Act requires the OCC to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the OCC determines that we need to improve our performance or are in substantial non-compliance with Community Reinvestment Act requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, the Bank is subject to other federal and state laws designed to protect consumers, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.

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

The OCC has issued guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a “concentration” in commercial real estate lending if, among other factors, either (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. While we believe that our management has implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the joint guidance, if the OCC were to require us to implement additional policies and procedures consistent with their interpretation of the joint guidance, or impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our financial condition and operating results could be adversely affected.

Legislation and regulations focused on data privacy could increase our compliance and operational risks, among others, leading to litigation or regulatory enforcement and reputational damage.

Data privacy and cybersecurity risks have become a subject of heightened legislative and regulatory focus in recent years. Federal bank regulatory agencies have proposed regulations to enhance cyber risk management standards, which would apply to us and our third-party service providers. These regulations focus on areas such as cyber risk governance, management of dependencies, incident response, cyber resilience, and situational awareness. State-level legislation and regulations have also been proposed or adopted, requiring notification to individuals in the event of a security breach of their personal data, in addition to other requirements. Examples include the CCPA and other state-level privacy, data protection, and data security laws and regulations. We collect, maintain, and use non-public personal information of our customers, clients, employees, and others. The sharing, use, disclosure, and protection of this information are governed by federal and state laws. Compliance with these laws is essential to protect the privacy of personal information and avoid potential liability and reputational damage. Failure to comply with privacy laws and regulations may expose us to fines, litigation, or regulatory enforcement actions. It may also require changes to our systems, business practices, or privacy policies, which could adversely impact our financial condition and operating results. Privacy initiatives have imposed and will continue to impose additional operational burdens on us. These initiatives may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data. New privacy and data protection initiatives may require changes to policies, procedures, and technology for information security and data segregation. Non-compliance with these initiatives may make us more vulnerable to operational failures and subject to monetary penalties, litigation, or regulatory enforcement actions.

Although the Bank currently expects to file its Exchange Act reports with the SEC on a voluntary basis, the Bank may cease voluntarily filing at any time. If the Bank were to cease voluntarily filing with the SEC, its reports would no longer be available on the SEC's EDGAR system and may be more difficult for investors to locate.
Historically, we have filed our annual, quarterly and current reports and other business and financial information required by the Exchange Act with the SEC. The SEC has made these filings publicly available through its Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. EDGAR allows investors to readily access the Bank's filings via the SEC's website. Following the Reorganization, we are only required to file those quarterly and annual reports with the OCC. In addition, we concurrently file such reports with the SEC on a voluntary basis. However, we can cease such voluntary reporting at any time, in which case we would only file our Exchange Act reports with the OCC. The OCC does not have a system comparable to EDGAR and there can be no assurance that the OCC will develop a comparable system in the near future. Therefore, to the extent that we do not file our quarterly and annual reports required by the Exchange Act with the SEC on a voluntary basis following the Reorganization, investors may find it more difficult to access these reports and thus may view us less favorably.
Financial and Market Risks

Economic conditions could adversely affect the value of the loans we originate and the securities in which we invest.

Declines in real estate values and an increase in the financial stress on borrowers stemming from high unemployment or other adverse economic conditions could negatively affect our borrowers and, in turn, the repayment of the loans in our portfolio. Deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny, and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Furthermore, declines in the value of our investment securities could result in our having to record losses based on the other-than-temporary impairment of securities, which would reduce our earnings and also could reduce our capital. In addition, continued economic weakness could reduce the demand for our products and services, which would adversely impact our financial condition, the results of our operations and our liquidity.

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

The Board has the authority, in many situations, to issue additional shares of authorized but unissued stock (including securities convertible or exchangeable for stock) in public or private offerings without any vote of our shareholders. If, in the future, we are required or otherwise determine to raise additional capital (including through the issuance of additional securities), any such capital raise or issuance may dilute the percentage of ownership interest of existing shareholders, may dilute the per share book value of our common stock and may adversely affect the market price of our common stock and other securities. No assurance can be given that, in the future, we will be able to (i) raise any required capital or (ii) raise capital on terms that are beneficial to shareholders.

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
The processes we use to estimate the effects of changing interest rates, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If the models we use in the process of managing our interest rate and other risks prove to be inadequate or inaccurate, we could incur increased or unexpected losses which, in turn, could adversely affect our earnings and capital. Additionally, failure by the Bank to maintain compliance with strict capital, liquidity, and other stress test requirements under banking regulations could subject us to regulatory sanctions, including limitations on our ability to pay dividends.

The Bank, entities that we have acquired, and certain of our service providers have experienced information technology security breaches and may be vulnerable to future security breaches. These incidents have resulted in, and could result in, additional expenses, exposure to civil litigation, increased regulatory scrutiny, losses, and a loss of customers, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

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

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives. We may also be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including expenses for third-party expert consultants or outside counsel. We are currently subject to litigation regarding cyber incidents, and we also may be subject to future litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain or any third-party indemnification or insurance. We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material financial impact on our financial condition or the results of our operations.

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

The Bank relies on third parties to perform certain key business functions, which may expose us to further operational risk.

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. Our ability to deliver products and services to our customers, to adequately process and account for our customers’ transactions, or otherwise conduct our business could be adversely impacted by any disruption in the services provided by these third parties; their failure to handle current or higher volumes of usage; or any difficulties we may encounter in communicating with them. Replacing these third-party providers also could entail significant delay and expense. Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities. These types of third-party relationships are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (the OCC, the FDIC and the CFPB). As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation. In addition, we may not be adequately insured against all types of losses resulting from third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from systems failures or other disruptions to our banking services.

Failure to keep pace with technological changes, including developments in digital assets such as stable coins and related payment technologies, could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.

Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and invest in new technology as it becomes available. Many of our competitors have greater resources than we do and may be better equipped to invest in and market new technology-driven products and services. In addition, in cases where we rely on technology that is the product of third-party intellectual property, such technology may not be available to us on commercially reasonably terms or at all. Moreover, if another person or entity were deemed to own intellectual property rights that were infringed upon by our activities, we could be responsible for significant damages and be forced to incur significant expenses if we sought to continue to engage in these types of activities and may also be prevented from using technology important to our business for at least some period of time.

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

Failure to effectively execute and operationalize our enterprise strategic plan in the face of evolving business, economic, and regulatory conditions could adversely impact our operations, financial results, and stock price.

The Board of Directors has approved, and management continues to execute against, a multi‑year enterprise strategic plan that has remained largely consistent year over year, with targeted adjustments to reflect evolving business, economic, regulatory, and competitive conditions. While this continuity provides strategic clarity and alignment, the successful execution of the plan requires disciplined operationalization across the organization.

As the Bank progresses from building foundational capabilities to executing strategic initiatives at scale, we face increased execution risk. Effective execution requires disciplined prioritization; thoughtful deployment of financial, technical, and human capital resources; and responsiveness to changes in the operating environment. Execution efforts may also be influenced by broader external factors such as market conditions, competitive dynamics, regulatory expectations, and evolving customer preferences. If we do not execute on these strategic initiatives successfully, the Bank's financial condition and profitability may suffer as a result.

Our ability to achieve our strategic objectives depends on the soundness of the strategic plan and our ability to maintain alignment with our risk appetite as well as safe and sound banking practices. While management continuously monitors execution progress and adapts plans as appropriate, delays, increased costs, or the need to adjust execution approaches in response to changing conditions could adversely affect our business, financial condition, operational effectiveness, customer experience, and competitive position.

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

Completing the diversification of our loan portfolio may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.

We are pursuing a plan to diversify our loan portfolio, which contemplates reducing our multi-family and commercial real estate concentration, and allow other non-strategic assets to be run off or sold. Implementing and completing this plan is expected to take a considerable amount of time and attention of management and staff as they work to identify, negotiate and execute upon opportunities to reposition the loan portfolio, divest certain assets and effect potential transactions.

It is possible that the process of diversifying the our loan portfolio could result in substantial disruption of the our business and operations, as the we may face the unexpected loss of key employees that we rely on to assist with the transition or to work on our continuing operations, the disruption of our ongoing businesses, minimizing higher than anticipated costs, the adverse impacts to relationships with our customers and employees, or on achieving the anticipated benefits and/or cost savings. If difficulties with diversifying our loan portfolio are encountered, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. The process of diversifying the our loan portfolio will also divert management attention and resources and could have an adverse effect on the our ability to operate efficiently as well as its results of operations and financial condition during the transition period and beyond.

The process of effecting the runoff or sale of non-strategic or other assets of the Bank could also result in substantial disruption of our business and operations for similar reasons as stated above. Further, for any sales or divestitures of assets, our ability to effect such divestiture or sale will depend upon various factors, such as our ability to identify interested counterparties, counterparties’ willingness to negotiate and enter into transactions with us, the potential of required regulatory approvals associated with such divestitures, and the prices and other terms upon which any counterparty would be willing to transact with us. No assurances can be made that we will be able to enter into or complete any sale or divestiture of any assets or that the failure to do so may have a negative impact on our business, operations, liquidity and financial condition.

We may be required to pay interest on certain mortgage escrow accounts in accordance with certain state laws despite the Federal preemption under the National Bank Act.

In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act ("NBA") (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks, and other federally chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States.

We are also defending similar litigation in California and are currently appealing a federal district court judgment against us in that case. If Flagstar’s appellate efforts are not successful, and the Ninth Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have enacted, or in the future may enact, statutes requiring the payment of interest on escrow balances or if we would be required to retroactively credit interest on escrow funds, our earnings could be adversely affected. For further information, see Note 20 - Commitments and Contingencies to our consolidated financial statements.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers, and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as investor, consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, and operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we would face reductions in credit worthiness on the part of some customers or in the value of assets securing loans. Investors could determine not to invest in our securities due to various climate change related considerations. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in investor, consumer or business behavior.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

Protecting customer data that has been entrusted to us as part of the various services we provide to our customers against unauthorized access to or use of same, as well as ensuring business continuity notwithstanding the occurrence of operational disruptions caused by cybersecurity events, is of paramount importance to us.

We rely upon a formalized Information Technology Program (“IT Program”) managed by Flagstar’s Chief Information and Operations Officer (the “CIOO”) to ensure we are protecting the confidentiality, integrity and availability of confidential information. The IT Program is approved by the Board or designated committee thereof annually, and is designed to identify reasonably foreseeable internal and external threats, assess the likelihood and potential damage these threats could cause, and assess the appropriateness of policies, standards and procedures used to identify and mitigate risk levels to within the documented risk appetite. The IT Program has been designed to align with industry best practices, as well as Regulatory guidelines and laws; and leverages both the Secure Control and the National Institute of Standards and Technology Cybersecurity frameworks as its baselines.

Flagstar's Chief Information Security Officer ("CISO"), reporting to the CIOO, is responsible for the First Line cybersecurity program and maintains a set of procedures and operations around IT Risk management, identity- and access- management, network-, application-, and endpoint- security management, data protection, vulnerability management, security operations, security -architecture and -engineering, business continuity management, third party risk management, and regulatory compliance to ensure all associated enterprise technology and operations services performed and/or facilitated or otherwise supported by Flagstar’s Enterprise Technology & Operations Services Department (“ETOS”) remain in compliance with applicable laws, regulations, policies and procedures.

First Line Risk Management for ETOS is responsible for identifying, assessing, monitoring, controlling, reporting, escalating, remediating, and mitigating risks associated with their activities and for adhering to the Company’s Board-approved risk appetite and limits established by senior management and the Board, all in accordance with and pursuant to applicable laws, regulations, policies and procedures. The First Line is also responsible for developing, maintaining, and implementing First Line processes, procedures, and such other internal controls (including, without limitation, establishing, refining, and testing of controls catalogued in the Bank's Governance, Risk, and Compliance ("GRC") risk management platform) as are necessary to ensure the Bank and its third-party vendors and partners, as applicable, comply with applicable laws, regulations, policies and procedures.

The IT Program incorporates formal policies and procedures to ensure established controls are subjected to testing and independent effective challenge, to provide for appropriate due diligence and ongoing oversight of third parties who have access to our confidential information and/or systems, and to provide information and cybersecurity training to our employee population to ensure awareness of risks facing the institution and latest techniques used by malicious actors. A key component of the training program is the performance of phishing and social engineering campaign, the result of which are used to gauge the training program’s effectiveness, as well as to identify employees that pose a potential higher level of phishing/social engineering susceptibility risk, with all such employees provided additional targeted training.

The IT Program also includes subject matter expert review of third-party servicing agreements to ensure provisions adequately protect the bank in the event of a cybersecurity event whenever the relationship involves sensitive customer information. Internal auditors and third-party security experts are relied upon to review and ensure that established controls are appropriately designed, effectively implemented, and operating as intended; with such reviews undertaken as part of our internal audit and third-party penetration testing programs. The information/cybersecurity risk management program relies upon a layered security model to protect against both internal and external threats; and is a component of the RGF, which is reviewed and approved by the Board or a designated committee thereof at least annually.

The RGF sets forth enterprise-wide operational practices to ensure consistency in our approach to risk identification, assessment and testing, issues management, and mitigation with all aspects of risk management documented within a centrally maintained GRC risk management platform. A key aspect of the RGF is the risk and control self-assessment (“RCSA”) process, which is used to evaluate the mitigation effectiveness of implemented controls through an independent effective challenge program. Gaps or control weaknesses identified as part of the RCSA process require creation of issues and remediation strategies, both of which are formally documented within the GRC risk management platform, where remediation efforts are managed and monitored from initial creation through ultimate completion of the respective work effort. Independent effective challenge has been embedded throughout this process and ensures that remediation efforts will and have satisfactorily addressed the identified issue.

A formal incident response plan is maintained by the Information Security Unit within ETOS and approved by the Board or designated committee thereof at least annually. The response plan sets forth our information/cybersecurity incident response framework, which has been designed to ensure a consistent, repeatable response to any actual or threatened cybersecurity incident. The framework sets forth the team structure utilized for the coordination, monitoring, oversight, and internal and external reporting in connection with any identified incident; and delineates responsibilities for all team members involved in response activities, as well as guidance for all employees in connection with defining, discovering, reporting, investigating, containing, and recovering from an incident. During the reporting period, we did not experience any cybersecurity risks or incidents that have materially or are reasonably likely to materially affect the Bank; including its business strategy, result of operations, or financial condition. We believe that the impact of any previously identified cyber incidents, including those subject to ongoing investigation and remediation, will not have a material impact on the Company, including business strategy, results of operations or financial condition.

Governance

The Technology & Operations Committee (the “BTOC”) of the Board, Executive Management, Flagstar’s Enterprise Risk Management Committee (“ERMC”), its Enterprise Technology & Operations Services Management Committee (“ETOSMC”), its Technology, Cyber, and Resilience Risk Management Committee (“TCRRMC”), ETOS personnel, and all applicable Senior Officers are each responsible for oversight of various aspects of the IT Program, as respectively applicable.

The Board, through the RAC and the BTOC, provides direction and oversight of both the RGF and information/cybersecurity risk management programs. The RAC and the BTOC meet quarterly to review and discuss overall state, current developments, management and performance metrics, risk identification and mitigation status, and new initiatives associated with the RGF, the IT Program, and Flagstar’s other supporting information/cybersecurity risk management programs, processes, and controls.

The RAC and the BTOC rely upon various management-level committees (e.g., ERMC, ETOSMC, and TCRRMC) for oversight and direct management of the RGF, which is supported by the IT Program governing, among other things, information/cybersecurity risk management processes and controls and direct reporting by the CISO.

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
The information included under Note 20 - Commitments and Contingencies to our consolidated financial statements is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market For the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Flagstar Bank, National Association trades on the New York Stock Exchange (the “NYSE”) under the symbol “FLG.”

As of December 31, 2025, the number of outstanding shares was 415,982,036 and the number of registered owners was approximately 8,619. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Bank’s stock in the five years ended December 31, 2025 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the S&P U.S. BMI Banks Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Bank’s trading activity on the NYSE; the S&P U.S. BMI Banks Index currently is comprised of 262 bank and thrift institutions, including the Bank. S&P Global Market Intelligence provided us with the data for both indices.

The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Bank, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2020, and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2020, THROUGH DECEMBER 31, 2025

250
200
150
100
50
0
Relative Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Flagstar Bank, N.A.
S&P Mid-Cap 400 Index
S&P U.S. BMI Banks Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Flagstar Bank, National Association	$100.00	$122.62	$92.49	$117.22	$36.21	$49.02
S&P Mid-Cap 400 Index	$100.00	$124.76	$108.47	$126.29	$143.89	$154.68
S&P U.S. BMI Banks Index	$100.00	$135.97	$112.77	$123.02	$164.70	$211.47

Share Repurchases

Shares Repurchased Pursuant to the Bank’s Stock-Based Incentive Plans

Participants in the Bank’s stock-based incentive plans may have shares of common stock withheld to fulfill the income tax obligations that arise in connection with the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan.

Shares Repurchased Pursuant to the Board's Share Repurchase Authorization

Prior to the completion of the Reorganization on October 17, 2025, Flagstar Financial, Inc. had been authorized under its previously announced share repurchase program to repurchase up to $300 million of outstanding common stock, of which $9 million remained as of December 31, 2025. As a result of the Reorganization, no share repurchase programs remained active as of December 31, 2025. Any future share repurchases would be subject to prior approval of the OCC.

Shares that are repurchased pursuant to the Bank’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to the Bank’s repurchase of common stock for the three months ended December 31, 2025:

Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
October 1 - 31, 2025	83,934	$11.93	—
November 1 - 30, 2025	9,052	11.16	—
December 1 - 31, 2025	126,925	12.94	—
Total Fourth Quarter 2025	219,911	$12.48	—

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As part of our commitment to delivering long-term shareholder value and sustained value creation, we are executing a strategic transformation plan designed to evolve into a fully diversified bank with a strong balance sheet, a robust capital position, and consistent earnings power.

Our plan is anchored in enterprise strategic priorities that drive our approach to transformation and growth. These priorities focus on transforming Flagstar into a top-tier, relationship-driven regional bank, creating a customer-centric culture that prioritizes valuable relationships, and building an effective risk management mindset that supports safe and sound operations. From these priorities, we have established key strategies that guide execution: driving transformation and financial resilience, growing our core operations, executing a disciplined commercial banking and lending strategy, enhancing operational efficiency, developing talent and leadership, and aligning regulatory and risk management.

Since initiating this plan in 2024, we have made measurable progress, including making key leadership additions, reducing non-core assets, improving our funding mix, enhancing our financial resilience, improving our liquidity and achieving profitability in the three months ended December 31, 2025. We believe that the continued successful execution of this plan will drive sustainable earnings and position us to deliver long-term value to shareholders.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2025, we reported a net loss of $177 million compared to a net loss of $1.1 billion for the corresponding period in 2024. The net loss attributable to common stockholders, which includes the impact from preferred dividends, for the year ended December 31, 2025 was $210 million or $0.50 per diluted share compared to the net loss attributable to common stockholders of $1.2 billion for the corresponding period in 2024 or $3.49 per diluted share.

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

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The cost of our deposits and most of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee. The yields on our held for-investment loans and investment securities are generally more sensitive to intermediate-term market interest rates. However, a significant portion of our held for investment loans have fixed rates and generally reset to intermediate-term market rates when they reach repricing dates.

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

	Year Ended December 31,
	2025				2024				2023
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$64,822	$3,310		5.09%	$78,883	$4,369		5.54%	$81,855	$4,509		5.51%
Securities (2)	15,554	702		4.51%	12,222	559		4.57%	10,611	444		4.18%
Reverse repurchase agreements	—	—		—%	—	—		—%	388	22		5.77%
Interest-earning cash and cash equivalents	10,504	454		4.32%	19,478	1,024		5.26%	10,025	516		5.14%
Total interest-earning assets	$90,880	$4,466		4.91%	$110,583	$5,952		5.38%	$102,879	$5,491		5.34%
Non-interest-earning assets	3,635				5,151				7,616
Total assets	$94,515				$115,734				$110,495
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$20,079	$612		3.05%	$23,654	$869		3.67%	$29,286	$943		3.22%
Savings accounts	14,521	442		3.04%	10,975	345		3.14%	9,941	169		1.70%
Certificates of deposit	24,057	1,078		4.48%	27,477	1,362		4.96%	17,097	646		3.78%
Total interest-bearing deposits	$58,657	$2,132		3.63%	$62,106	$2,576		4.15%	$56,324	$1,758		3.12%
Total borrowed funds	$13,620	$613		4.50%	$24,168	$1,224		5.07%	$17,934	$656		3.66%
Total interest-bearing liabilities	$72,277	$2,745		3.80%	$86,274	$3,800		4.40%	$74,258	$2,414		3.25%
Non-interest-bearing deposits	12,548				18,140				21,583
Other liabilities	1,565				2,595				4,073
Total liabilities	$86,390				$107,009				$99,914
Stockholders’ and mezzanine equity	8,125				8,725				10,581
Total liabilities and stockholders’ equity	$94,515				$115,734				$110,495
Net interest income/interest rate spread		$1,721		1.11%		$2,152		0.98%		$3,077		2.09%
Net interest margin				1.89%				1.95%				2.99%
Ratio of interest-earning assets to interest-bearing liabilities			1.26	x			1.28	x			1.39	x
(1)Comprised of Loans and leases held for investment, net and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Year Ended December 31,
	2025 compared to Year Ended 2024 Increase/(Decrease) Due to:			2024 compared to Year Ended 2023 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Total loans and leases	$(360)	$(699)	$(1,059)	$(170)	$30	$(140)
Securities	66	77	143	73	42	115
Reverse repurchase agreements	—	—	—	(22)	—	(22)
Interest Earning cash and cash equivalents	(194)	(376)	(570)	508	—	508
Total interest-earnings assets	$(488)	$(998)	$(1,486)	$389	$72	$461
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(55)	$(202)	$(257)	$(290)	$216	$(74)
Savings accounts	54	43	97	37	139	176
Certificates of deposit	(77)	(207)	(284)	677	39	716
Total borrowed funds	(237)	(374)	(611)	414	154	568
Total interest-bearing liabilities	(315)	(740)	(1,055)	838	548	1,386
Change in net interest income	$(173)	$(258)	$(431)	$(449)	$(476)	$(925)
Comparison to Prior Year

For the year ended December 31, 2025, NIM decreased by 6 basis points and NII decreased $431 million compared to the corresponding period in 2024. This was primarily as a result of lower average total loans and leases due to the strategic reduction in multi-family and CRE loans, the sale of our mortgage third party origination business and mortgage servicing business ("Mortgage Operations") during 2024 and the sale of our warehouse lending portfolio during 2024. The decrease was partially offset by lower average borrowed funds driven by the pay down of wholesale borrowings and lower interest-bearing deposits driven by the pay down of brokered deposits during 2024 and 2025.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Year Ended December 31,
(in millions)	2025	2024	2023	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Provision for credit losses	$184	$1,092	$833	$(908)	(83)%

Comparison to Prior Year

For the year ended December 31, 2025, the provision for credit losses decreased $908 million compared to the corresponding period for 2024. This decrease is primarily due to the normalization of credit trends, collateral values and borrower financials, which has resulted in a stabilized ACL and lower net charge-offs in our multi-family and CRE portfolios. Additionally, the improvement in our ACL balance since December 31, 2024, was as a result of the on-going volume declines from the strategic reduction in our multi-family, CRE and non-core C&I portfolios. This improvement was partially offset by declining trends in macro-economic conditions, although some improvement was seen during the three months ended December 31, 2025.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Year Ended December 31,
(in millions)	2025	2024	2023	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Fee income	$89	$150	$172	$(61)	(41)%
Bank-owned life insurance	49	42	43	7	17%
Net gain on investment securities	31	—	—	31	NM
Net return on mortgage servicing rights	—	73	103	(73)	NM
Net gain on loan sales and securitizations	32	48	89	(16)	(33)%
Net gain on mortgage/servicing sale	—	89	—	(89)	NM
Net loan administration income	6	2	82	4	NM
Bargain purchase gain	—	(121)	2,131	121	NM
Other	134	117	67	17	15%
Total non-interest income	$341	$400	$2,687	$(59)	(15)%

Comparison to Prior Year

For the year ended December 31, 2025, non-interest income decreased $59 million compared to the corresponding period for 2024. The decrease in non-interest income was primarily due to the non-recurrence of a $92 million gain on the sale of our Mortgage Operations in 2024, as well as lower net return on mortgage servicing rights, fee income, and net gain on loan sales and securitizations as a result of the sale of our Mortgage Operations in 2024. The decrease was partially offset by the non-recurrence of both a $121 million reduction in the Signature Transaction bargain purchase gain during the three months ended March 31, 2024, and $23 million of selling costs resulting from the sale of the mortgage warehouse business during the three months ended September 30, 2024. In addition, the $30 million gain on our investment in Figure Technology Solutions, Inc in 2025 also partially offset the decline in non-interest income.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Year Ended December 31,
(in millions)	2025	2024	2023	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Operating expenses:
Compensation and benefits	$976	$1,263	$1,149	$(287)	(23)%
Occupancy and equipment	202	211	200	(9)	(4)%
Software expense	173	186	180	(13)	(7)%
FDIC insurance	169	313	126	(144)	(46)%
Professional services	86	110	55	(24)	(22)%
General and administrative	307	513	389	(206)	(40)%
Total operating expense	$1,913	$2,596	$2,099	$(683)	(26)%
Intangible asset amortization	107	136	126	(29)	(21)%
Merger-related and restructuring expenses	56	106	330	(50)	(47)%
Goodwill impairment	—	—	2,426	—	NM
Total non-interest expense	$2,076	$2,838	$4,981	$(762)	(27)%

Comparison to Prior Year

Total non-interest expenses for the year ended December 31, 2025 decreased $762 million compared to the corresponding period for 2024. The decrease is primarily due to lower compensation and benefits costs stemming from the actions taken to optimize costs during 2024, and a decrease in general and administrative expenses primarily due to the sale of our Mortgage Operations in 2024 as well as our continued focus on operating expense management. Additionally, we had lower FDIC insurance costs as a result of a lower asset base due to the sale of our Mortgage Operations and lower brokered deposits.

Income Tax Expense

The following table summarizes our income tax benefit and effective tax rate for the respective periods:

	Year Ended December 31,
(in millions)	2025	2024	2023	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Income tax (benefit) expense	$(21)	$(260)	$29	$239	(92)%
Effective tax rate	10.6%	18.9%	(59.6)%

Comparison to Prior Year to Date

The income tax benefit for the year ended December 31, 2025 decreased $239 million compared to the corresponding period for 2024, primarily as a result of the reduction in our pre-tax loss, partially offset by the tax impact of the adjustment to the bargain purchase gain recorded net of tax in 2024.

RESULTS OF OPERATIONS: 2024 AS COMPARED TO 2023

The results of operations comparison of 2024 compared to 2023 can be found in our previously filed Annual Report on Form 10-K for the year-ended December 31, 2024, under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	December 31,
	2025		2024
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$28,983	47.7%	$34,093	49.9%
Commercial real estate(1)	9,314	15.3	11,836	17.4
One-to-four family first mortgage	5,630	9.3	5,201	7.6
Commercial and industrial	15,217	25.1	15,376	22.5
Other loans	1,588	2.6	1,766	2.6
Total loans and leases held for investment	$60,732	100%	$68,272	100%
Allowance for credit losses on loans and leases	(1,030)		(1,201)
Total loans and leases held for investment, net	$59,702		$67,071
Loans held for sale	265		899
Total loans and leases, net	$59,967		$67,970
(1)Includes ADC loans.

Total loans and leases held for investment decreased $7.5 billion at December 31, 2025 compared to December 31, 2024, primarily as a result of the strategy of diversifying our loan portfolio by reducing our multi-family, CRE and non-core C&I loan exposure, partially offset by $5.8 billion in originations within our C&I portfolio.

Loan Maturity and Repricing Analysis

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	December 31, 2025
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total (1)(3)
2026	$3,893	$967	$1,967	$263	$7,090
2027	7,266	1,061	912	646	9,885
2028	3,685	2,074	367	1,020	7,146
2029	2,279	1,474	239	499	4,491
2030	75	2,344	13	373	2,805
2031+	87	3,442	5	646	4,180
Total amounts due or repricing, gross	$17,285	$11,362	$3,503	$3,447	$35,597
(1)Excludes Specialty Finance commercial real estate loans and multi-family loans serviced-by-others totaling $433 million and $96 million, respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $105 million.
(2)Excludes ADC loans.
(3)Excludes $295 million of loans past their contractual maturity date that are in the process of modification or foreclosure.

Option loans offer the borrower the ability to reprice to a fixed rate after the initial fixed rate period. If not elected, the loan defaults to a variable rate. Option loans in the table are shown as being due in the period the interest rate is subject to change. Non-Option loans are beyond the option date and are reflected by maturity. Risks associated with loan repricing are discussed in the Credit Risk section.

The following table sets forth, as of December 31, 2025, the dollar amount of all loans held for investment that are due after December 31, 2026, and indicates whether such loans have fixed or adjustable rates of interest:

(in millions)	Fixed	Adjustable (2)	Total(1)
Multi-family	$7,279	$16,508	$23,787
Commercial real estate (3)	1,997	2,485	4,482
One-to-four family first mortgage	1,902	3,915	5,817
Commercial and industrial	168	4,780	4,948
Other loans	186	1,352	1,538
Total loans	$11,532	$29,040	$40,572
(1)Amounts presented reflect unpaid principal balance.
(2)Loans with the option for the borrower to extend through repricing into an adjustable-rate loan are included within the Adjustable column during their initial fixed rate period.
(3)Includes ADC Loans.

Multi-Family Loans

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Multi-family	$28,983	$34,093	$(5,110)	(15)%

The multi-family loan portfolio decreased $5.1 billion at December 31, 2025 compared to December 31, 2024, primarily due to $4.2 billion of par payoffs since December 31, 2024, which includes $254 million of loan sales related to a single borrower relationship, 52 percent of which were from substandard loans. The decline also reflects $665 million of paydowns. This reduction is consistent with our strategy to diversify our loan portfolio by reducing our exposure to multi-family loans.

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

The majority of our multi-family loan portfolio consists of non-recourse loans secured by rental apartment buildings. As of December 31, 2025 and December 31, 2024, $15.8 billion or 55 percent and $19.2 billion or 56 percent of our total multi-family loan portfolio was secured by properties in New York State. Of these amounts, $13.9 billion or 88 percent and $18.3 billion or 95 percent were subject to rent regulation laws to varying degrees at December 31, 2025 and 2024, respectively. Additionally, $9.5 billion and $11.2 billion of these loans, as of the respective year-ends, were secured by properties in which at least 50 percent of the units were rent-regulated.

To mitigate our exposure to rent-regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors.

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $6.5 billion outstanding in the interest only period as of December 31, 2025. The weighted average interest-only period remaining was 22.8 months as of December 31, 2025, with approximately 51 percent of these loans entering their amortization period by the end of 2026.

We continue to monitor our loans held for investment portfolio and the related ACL, particularly, given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels have historically tended to be stable due to below market rents, rent-regulated loans that are repricing are incurring debt service levels that, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside and/or over time as rents are able to be increased.

The following table presents a geographical analysis of the multi-family loans in our held for investment loan portfolio:

	December 31,
	2025		2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$4,901	17%	$6,246	18%
Brooklyn	4,559	16	5,375	16
Bronx	2,723	9	3,272	10
Queens	2,206	8	2,526	7
Staten Island	69	—	98	—
Total New York City	$14,458	50%	$17,517	51%
New Jersey	3,715	13	4,509	13
Long Island	426	1	484	1
Total Metro New York	$18,599	64%	$22,510	66%
Other New York State	930	3	1,188	3
Pennsylvania	2,831	10	3,375	10
Florida	1,483	5	1,555	5
Ohio	968	3	1,007	3
All other states	4,172	15	4,458	13
Total	$28,983	100%	$34,093	100%

Commercial Real Estate

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Commercial real estate(1)	$9,314	$11,836	$(2,522)	(21)%
(1)Includes ADC loans.

At December 31, 2025, CRE loans decreased $2.5 billion compared to December 31, 2024, primarily due to par payoffs. The reduction in our CRE portfolio is consistent with the strategic decision to diversify our loan portfolio by reducing our exposure to CRE loans.

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

The following table presents an analysis of the property types that collateralize the CRE loans in our held-for-investment portfolio:

	December 31,
	2025		2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office (includes owner and non-owner occupied)	$1,954	21%	$2,411	20%
Retail (includes owner and non-owner occupied)	1,560	17	1,934	16
Industrial	3,928	42	4,984	42
Other	1,872	20	2,507	22
Total(1)	$9,314	100%	$11,836	100%
(1)Includes ADC loans.

The following table presents a geographical analysis of the CRE loans in our held-for-investment loan portfolio:

	December 31,
	2025		2024
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$3,626	39%	$4,634	39%
Michigan	929	10	1,220	10
California	703	8	737	6
New Jersey	640	7	738	6
Florida	626	7	734	6
Texas	318	3	451	4
All other states	2,472	26	3,322	29
Total(1)	$9,314	100%	$11,836	100%
(1)Includes ADC loans.

Commercial and Industrial Loans

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Commercial and industrial	$15,217	$15,376	$(159)	(1)%

Our C&I loan portfolio decreased $159 million at December 31, 2025 compared to December 31, 2024, primarily due to our strategic decision to diversify our loan portfolio by reducing our exposure to non-core C&I loans. This decrease was partially offset by $5.8 billion of new originations that resulted from new and increased loan commitments of $8.3 billion during the year ended December 31, 2025.

We originate a broad range of C&I loans, both collateralized and unsecured, which are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of C&I loans, many factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. C&I loans are often secured by business assets of the borrower and often include financial covenants to monitor the borrower’s financial stability.

The majority of the C&I loan portfolio is structured as floating rate obligations, through a variety of teams dedicated to various markets, products and sectors, including corporate and regional commercial banking, specialized industries, equipment finance and private banking. We continue to add experienced commercial, corporate and specialized industries banking professionals and credit underwriting and portfolio management personnel to support our growth.

One-to-Four Family Loans

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
One-to-four family first mortgage	$5,630	$5,201	$429	8%

One-to-four family loans increased $429 million at December 31, 2025 compared to December 31, 2024, primarily driven by new originations arising from our private banking business.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2025, excluding loans with government guarantees, loans in this portfolio had an average current FICO score of 744 and an average loan-to-value ratio of 51 percent.

Other Loans

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Other loans	$1,588	$1,766	$(178)	(10)%

At December 31, 2025, Other loans decreased $178 million compared to December 31, 2024, primarily driven by payoffs at par.

Our loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of December 31, 2025, loans in this portfolio had an average current FICO score of 758.

Loans Held for Sale

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Loans held for sale	$265	$899	$(634)	(71)%

Loans held for sale decreased $634 million at December 31, 2025 compared to December 31, 2024, primarily due to the run-off of held for sale loans following the sale of our Mortgage Operations during three months ended December 31, 2024. As of December 31, 2025, $242 million of our loans held for sale are a result of mortgage originations made through our retail branch network and private banking business.

Refer to Note 2 - Summary of Significant Accounting Policies for our policy related to classifying loans as held for sale.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases at each period-end:

	December 31,
	2025			2024
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$549	1.89%	47.7%	$639	1.87%	49.9%
Commercial real estate loans(1)	229	2.46	15.3	304	2.57	17.4
One-to-four family first mortgage loans	35	0.62	9.3	39	0.75	7.6
Commercial and industrial	150	0.99	25.1	151	0.98	22.5
Other loans	67	4.22	2.6	68	3.85	2.6
Total loans	$1,030	1.70%	100%	$1,201	1.76%	100%
(1)Includes ADC loans.

The ACL on loans and leases decreased $171 million from December 31, 2024 to December 31, 2025. This decrease is primarily due to volume declines from the strategic reduction in our multi-family, CRE and non-core C&I portfolios, and stable credit trends as property values and borrower financials normalize. The reduction in our ACL balance was partially offset by declining trends in macro-economic conditions, although some improvement was seen during the three months ended December 31, 2025.

Refer to Note 2 - Summary of Significant Accounting Policies for our policy relating to the ACL.

Non-Accrual Loans

The following table presents our non-accrual loans held for investment by loan type:

	December 31,
(in millions)	2025	2024	$ Change	% Change
Multi-family	$2,261	$1,755	$506	29%
Commercial real estate (1)	489	564	(75)	(13)
One-to-four family first mortgage	64	70	(6)	(9)
Commercial and industrial	130	202	(72)	(36)
Other non-accrual loans	31	24	7	29
Total non-accrual loans (2)	$2,975	$2,615	$360	14%
Repossessed assets	11	14	(3)	(21)
Total non-performing assets	$2,986	$2,629	$357	14%

Non-accrual loans to total loans held for investment	4.90%	3.83%
Non-performing assets to total assets	3.41%	2.62%
Allowance for credit losses on loans and leases to non-accrual loans	34.62%	45.93%
(1)Includes ADC loans.
(2)Excludes $30 million and $323 million of non-accrual held for sale loans at December 31, 2025 and December 31, 2024, respectively.

The following table sets forth the changes in non-accrual loans for the year ended 2025:

(in millions)
Balance at December 31, 2024	$2,615
New non-accrual	1,994
Charge-offs	(185)
Transferred to held for sale	(95)
Loan payoffs, including dispositions and principal pay-downs	(1,215)
Restored to performing status	(139)
Balance at December 31, 2025	$2,975

During the year ended 2025, non accrual loans increased $360 million primarily due to the classification of $566 million in loans, primarily within our multi-family portfolio, as non-accrual during the three months ended March 31, 2025. This increase was driven by a single borrower relationship that was undergoing bankruptcy proceedings as of December 31, 2025. The bankruptcy auction was finalized and confirmed by the bankruptcy court in January 2026, and we expect to close on the sale of these loans during the three months ending March 31, 2026.

Approximately 34 percent of our non-accrual loans are current on their contractual payment terms.

Refer to Note 2 - Summary of Significant Accounting Policies for our policy relating to non-accrual loans.

Delinquencies

The following table presents our loans held for investment 30 to 89 days past due by loan type and the changes in the respective balances. As of December 31, 2025, approximately 47 percent of our multi-family 30-89 days past due loans were attributable to a single borrower relationship that continues to make payments in arrears subsequent to December 31, 2025.

	December 31,		$ Change	% Change
(in millions)	2025	2024
Loans 30 to 89 Days Past Due:
Multi-family	$588	$749	$(161)	(21)%
Commercial real estate(1)	155	70	85	NM
One-to-four family first mortgage	78	25	53	NM
Commercial and industrial	126	110	16	15%
Other loans	39	11	28	NM
Total loans 30-89 days past due	$986	$965	$21	2%
(1)Includes ADC loans.

Charge-offs

The following table summarizes net charge-offs as a percentage of average loans:

	December 31,
	2025			2024
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Multi-family	$235	$31,953	0.74%	$303	$36,064	0.84%
Commercial real estate(1)	33	10,666	0.31	458	13,149	3.48
One-to-four family residential	4	5,075	0.08	3	5,740	0.05
Commercial and industrial	59	14,616	0.40	115	19,753	0.58
Other	20	1,683	1.19	13	1,902	0.68
Total	$351	$63,993	0.55%	$892	$76,608	1.16%
(1)Includes ADC loans.

Securities

Debt Securities Available-for-Sale

	December 31,
(in millions)	2025	2024	$ Change (2025 vs. 2024)	% Change (2025 vs. 2024)
Debt Securities Available-for-Sale	$15,701	$10,402	$5,299	51%

Debt securities available-for-sale increased $5.3 billion compared to December 31, 2024. The increase was primarily a result of our decision to reinvest our cash into higher earning assets. At December 31, 2025, 26 percent of our portfolio is comprised of floating rate securities.

At December 31, 2025, debt securities available-for-sale had an estimated weighted average life of 5 years compared to 6 years at December 31, 2024. Mortgage-related securities included in debt securities available-for-sale were $13.0 billion and $8.6 billion at December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at December 31, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Available-for-sale Debt Securities: (1)
Due within one year	2.97%	—%	—%	—%
Due from one to five years	2.61	3.93	4.48	—
Due from five to ten years	2.51	1.62	5.43	—
Due after ten years	4.42	—	5.95	5.45
Total debt securities available-for-sale	4.37	2.62	4.92	5.45
(1)The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.

Deposits

We compete for deposits and customers through multiple channels, including our retail branch network, our private banking business and mobile and internet banking applications. Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms.

The following table summarizes the change in our deposits:

	December 31,
(in millions)	2025	2024	$ Change	% Change
Interest-bearing checking and money market accounts	$18,233	$20,780	$(2,547)	(12)%
Savings accounts	14,864	14,282	582	4
Certificates of deposit	20,843	27,324	(6,481)	(24)
Non-interest-bearing accounts	12,060	13,484	(1,424)	(11)
Total deposits	$66,000	$75,870	$(9,870)	(13)%
Total deposits at December 31, 2025 decreased $9.9 billion compared to December 31, 2024, primarily due to the payoff of brokered CDs reflecting our strategy to reduce higher cost funding and custodial deposits as a result of the sale of our Mortgage Operations during the three months ended December 31, 2024.

The following table presents the composition of the Bank's brokered deposits for the periods presented:

	December 31,
(in millions)	2025	2024
Brokered interest-bearing checking and money market accounts	$76	$714
Brokered certificates of deposit	2,326	9,510
Total brokered deposits (1)	$2,402	$10,224
(1)Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

	December 31,
(in millions)	2025	2024
3 months or less	$2,758	$3,530
Over 3 months through 6 months	1,933	2,637
Over 3 months through 6 months	1,175	4,329
Over 12 months	466	2,099
Total time deposits in excess of $250,000 per depositor (1)	$6,332	$12,595
(1)Includes brokered certificate of deposit accounts of $2.3 billion and $9.5 billion at December 31, 2025 and December 31, 2024, respectively. Brokered certificates of deposit with balances in excess of $250,000 are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

	December 31,
(in millions)	2025	2024
Custodial deposits from subservicing relationships	—	947
Non-servicing custodial deposits	2,068	3,651
Total Custodial Deposits	$2,068	$4,598

Uninsured Deposits

At December 31, 2025, our deposit base includes $13.5 billion of uninsured deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of December 31, 2025, total bank liquidity exceeds the balance of our uninsured deposits by $13.6 billion.

Borrowed Funds

The following table summarizes our borrowed funds:

	December 31,
(in millions)	2025	2024	$ Change	% Change
Short-term borrowings(1)
FHLB advances	$4,000	$2,750	$1,250	45%
Total short-term borrowings	$4,000	$2,750	$1,250	45%

Long-term debt
FHLB advances	$7,151	$10,650	$(3,499)	(33)%
Junior subordinated debentures	585	582	3	1
Subordinated notes	448	444	4	1
Total long-term debt	$8,184	$11,676	$(3,492)	(30)%
Total borrowed funds	$12,184	$14,426	$(2,242)	(16)%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

At December 31, 2025 total borrowed funds decreased $2.2 billion compared to December 31, 2024, primarily due to the repayment of $250 million and $1.0 billion of FHLB advances upon maturity in the three months ended March 31, 2025 and June 30, 2025, respectively. In December 2025, we strategically prepaid $2.5 billion of FHLB advances prior to maturity to reduce future funding cost. These repayments were partially offset by new short-term advances taken during the year. These actions contributed to us reducing our weighted-average interest rate on our total borrowings from 4.88 percent to 4.33 percent at December 31, 2025.

FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. At December 31, 2025 and December 31, 2024 our wholesale borrowing had $250 million of callable features.

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

Credit Risk

It is our practice to continually review the risk in our loan portfolio. For our multi-family and CRE loan portfolios, we receive financial information from borrowers annually and in some cases more frequently. Generally, updated annual borrower financial information is received during the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the DSCR. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a DSCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required.

For our C&I loan portfolio, we receive financial information from borrowers quarterly and in some cases less frequently. Quarterly borrower financial information is typically received within 45 to 60 days of quarter end. Upon receipt of the borrower financial information, we perform analyses to (i) determine whether borrower cash flow is sufficient to meet the contractual loan payments, commonly using a fixed-charge coverage ratio (FCCR) which is often a financial covenant of our borrowers (ii) test all borrower financial covenants, (iii) review and update collateral values, and (iv) update our internal borrower risk ratings. Loans that do not have a FCCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating.

The largest substandard and non-accrual loans within our portfolio are reported and reviewed with the RAC at least quarterly.

During the year ended December 31, 2025, $3.0 billion of multi-family loans reached their repricing date. Approximately, 89 percent of the loans that repriced during 2025 are current on their contractual payments or paid off during the year.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified loans at December 31, 2025 and December 31, 2024 were $9.7 billion and $11.5 billion, respectively. The decrease in classified loans is primarily attributable to the par payoffs of multi-family substandard loans.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment and will consider a repayment schedule to avoid taking such action. Generally, we make every effort to collect rather than initiate foreclosure or other recovery proceedings.

Refer to Note 2 - Summary of Significant Accounting Policies for further information regarding our policies surrounding non-accrual loans.

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. We actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Charge-offs of $326 million were recorded on multi-family and commercial real estate loans during the year ended December 31, 2025, primarily driven by appraisals received on those loans.

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

Liquidity Risk

We have established a liquidity risk management framework designed to ensure that we can meet our funding obligations in daily, business-as-usual and liquidity stress periods. We maintain a Liquidity Risk Policy that has been approved by the Board and is subject to review at least annually or if there are significant changes to our business activity. The Liquidity Risk Policy outlines our Risk Appetite and provides guidance for the roles and responsibilities of management and various oversight committees to oversee the liquidity risk management framework. We also maintain a CFP which has been approved by the Board. The CFP provides guidance to plan for potential periods of stress and to navigate actual periods of stress. The CFP specifies a series of EWI which we use to monitor funding or market conditions that may indicate a trend toward a period of stress and to provide guiding principles for us during a period of stress including identifying the operational steps needed to access available and contingent sources of liquidity.

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is our retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $13.5 billion of deposits that are uninsured or not collateralized by securities or letters of credit, representing 20 percent of our overall deposit base. We also obtain funding through various wholesale funding channels, including $11.2 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $2.3 billion outstanding as of December 31, 2025.

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

	December 31,
(in billions)	2025	2024
Cash at Federal Reserve	$5.3	$15.0
High-Quality Liquid Assets	13.5	7.9
Total On-Balance Sheet Liquidity	$18.8	$22.9
FHLB Available Capacity	6.5	6.6
Discount Window Available Capacity	1.8	0.4
Total Liquidity	$27.1	$29.9

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and Morningstar DBRS. As of January 16, 2026, our credit ratings were as follows:

	Moody's	Fitch	DBRS
Long-Term Issuer	B1	BB	BBB
Long-Term Deposits	Ba1	BB+	BBB
Short-Term Deposits	NP	B

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

For example, we offer certificates of deposit with contractual terms to our customers and borrow funds under contract from the FHLB. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2025, we had CDs of $20.8 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $8.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Consolidated Statements of Condition in other liabilities and totaled $427 million at December 31, 2025, a decrease of $36 million compared to $463 million at December 31, 2024.

At December 31, 2025, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of (Loss) Income.

At December 31, 2025, our total liquidity position was $27.1 billion, and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For the year ended 2025, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

At December 31, 2025, we had no commitments to purchase securities.

Interest Rate Risk

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by the Board.

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

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

Based on the information and assumptions in effect at December 31, 2025, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	(0.74)%
-100 shock	(0.21)%
+100 shock	(0.87)%
+200 shock	(2.77)%

The net changes in EVE presented in the preceding table are within the parameters approved by the Board.

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

At December 31, 2025, the estimated change in net interest income over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 1.51% percent and the estimated change for a 100 basis point increase in short term rates is decrease of 1.29% percent.

The following table reflects the estimated percentage change in future NII for the next twelve months. In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged. Based on the information and assumptions in effect at December 31, 2025 the changes in interest rates are noted below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(1.9)%
-100 shock	(0.9)%
+100 shock	(0.1)%
+200 shock	(0.4)%

The net changes in NII presented in the preceding table are within the parameters approved by our Board.

Future changes in our mix of assets and liabilities may result in greater changes to our EVE, and/or NII simulations.

In the event that our EVE and NII sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•In formulating appropriate strategies, Flagstar's ALCO would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

•Our ALCO would inform the Board of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

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

Regulatory Capital

The Bank is subject to prudential standards applicable to national banks:

•The OCC’s capital adequacy standards establish minimum capital requirements and overall capital adequacy standards.

•The Prompt Corrective Action regulatory capital framework establishes five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” An institution’s capital category affects various matters, including legal requirements for regulators to take prompt corrective action and the level of a bank’s FDIC deposit insurance premium assessments. Capital amounts and classifications are subject to the regulators’ qualitative judgments about the components of capital and risk weighted assets, among other factors. Regulators have the discretion to require capital to be maintained in excess of minimum levels.

•Under regulatory heightened standards, a risk governance framework is required to be developed and maintained to manage and control the risk-taking activities of the Bank. Management has developed a written framework and is implementing the various components in an integrated fashion as underlying business processes mature. Heightened standards also require risk limits, metrics, and analytics which monitor the size and direction of key risks in the organization. We have established risk limits which are monitored by the Board and are continuing to enhance related metrics and analytics.

As of December 31, 2025, our capital measures continued to exceed the minimum federal requirements. The following tables set forth the Bank's common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios as well as the respective minimum regulatory capital requirements, as of the dates shown:

	Risk-Based Capital
December 31, 2025	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual capital	$7,845	12.83%	$8,348	13.66%	$9,921	16.23%	$8,348	9.22%
Minimum for capital adequacy purposes	2,751	4.50	3,668	6.00	4,890	8.00	3,623	4.00
Excess	$5,094	8.33%	$4,680	7.66%	$5,031	8.23%	$4,725	5.22%
December 31, 2024
Actual capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%

The increase in our capital ratios from December 31, 2024 was primarily driven by lower risk-weighted assets, reflecting a reduction in loans and leases held for investment, particularly in multi-family and CRE exposures.

At December 31, 2025, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 823 basis points and the fully phased-in capital conservation buffer by 573 basis points.

At December 31, 2025, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect our financial condition, the result of our operations and cash flows. We believe the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate and the resulting balances are reasonable given the factual circumstances at the time, however, due to the inherent uncertainties in developing estimates, actual results could differ from our estimate, requiring adjustments in future periods. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

Allowance for Credit Losses

The ACL is a critical accounting estimate that requires significant judgment and is inherently subject to uncertainty. The ACL represents management’s estimate of expected credit losses over the remaining contractual life of our loan and lease portfolio, including unfunded commitments, as of the balance sheet date.

The ACL on loans and leases is estimated collectively for pools with similar risk characteristics using models that project probability of default, loss given default, and exposure at default, informed by economic forecasts, borrower and collateral data, and prepayment projections. Portfolio segments include multi-family, commercial real estate, commercial and industrial, 1-4 family loans, and other consumer loans. Economic scenarios are sourced from independent third parties and applied over a 24-month reasonable and supportable period, followed by a 12-month straight-line reversion to long-run historical averages. Expected credit losses are calculated over the remaining contractual term, adjusted for expected prepayments, and supplemented by qualitative adjustments for factors not fully captured in models. Loans without shared risk characteristics are assessed individually, often using collateral fair value less costs to sell when collateral dependent.

The ACL on off-balance sheet credit exposures is estimated over the contractual period in which we are exposed to credit risk through obligations to extend credit, unless those obligations are unconditionally cancellable. The estimate reflects the likelihood of funding and expected credit losses on commitments anticipated to be drawn over their estimated life.

The ACL is a critical accounting estimate due to the significant judgment required to develop assumptions and determine appropriate inputs to be considered in the estimate, and the extent of their impact on the ACL. It is difficult to estimate the sensitivity of how potential changes in any one assumption or factor might affect the overall reserve because changes in those factors may not occur at the same rate or consistently across all portfolios. Further, changes in inputs and assumptions may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Because these estimates rely on assumptions about borrower performance and economic conditions, actual credit loss experience may differ materially from expectations, which could significantly affect the allowance and provision for credit losses.

See Note 2 - Summary of Significant Accounting Policies and Note 7 - Allowance for Credit Losses on Loans and Leases to our consolidated financial statements for more information on the ACL.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Interest Rate Risk" in this report in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Flagstar Bank, National Association:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Flagstar Bank, National Association and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses on loans and leases

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on loans and leases as of December 31, 2025 was $1.0 billion, a substantial portion of which is related to the one-to-four family first mortgage, multi-family, commercial and industrial, specialty finance, and commercial real estate portfolio segments measured on a collective basis when similar risk characteristics exist (collective ACL) and a portion is related to individually evaluated loans (individually evaluated ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. The loss drivers for certain loans within the commercial and industrial portfolio are derived using credit ratings. The Company estimates the exposure-at-default using prepayment models which forecast prepayments over the life of the loans and leases. The economic forecast and the related economic parameters are developed using multiple economic forecast scenarios, including related weightings, over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to a historical average loss rate on a straight-line basis over 12 months. Historical credit loss experience over the historical loss observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments to reflect trends not captured within the models. In addition, the Company has certain individually evaluated loans that are deemed collateral dependent and the related expected credit losses are determined based on the fair value of the underlying collateral, less costs to sell as appropriate.

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

•continued use and appropriateness of the PD, LGD, and prepayment models

•performance monitoring of the PD, LGD, and prepayment models

•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative adjustments, including the significant assumptions used in their measurement

•appropriateness of third-party valuation information used in determining the fair value of underlying collateral

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

For the collective ACL:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the multiple economic forecast scenarios including the related weightings, and underlying economic parameters by comparing them to the Company’s business environment and relevant industry practices

•evaluating the length of the reasonable and supportable forecast period, the reversion period and the historical loss observation periods by comparing them to specific portfolio risk characteristics and trends

•testing individual credit ratings for a selection of certain borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•evaluating the methodology used to develop qualitative adjustments and their significant assumptions and the effect of those adjustments on the collective ACL compared with relevant credit risk factors, current collateral valuations, and consistency with credit trends and identified limitations of the underlying quantitative models.

For the individually evaluated ACL:

•testing the fair value of underlying collateral for a selection of borrower relationships by evaluating methods and assumptions used in determining those values, including assessing the relevance and reliability of third-party information used by management.

We also assessed the sufficiency of the audit evidence obtained related to the ACL estimate by evaluating the:

•determination of cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

New York, New York
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Flagstar Bank, National Association:

Opinion on Internal Control Over Financial Reporting

We have audited Flagstar Bank, National Association and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
New York, New York
February 27, 2026

Table of Contents             Flagstar Bank, National Association
Consolidated Statements of Condition

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	December 31,
(in millions, except per share data)	2025	2024
ASSETS:
Cash and due from banks	$553	$434
Interest-earning deposits and other securities with financial institutions	5,341	14,996
Debt securities available-for-sale	15,701	10,402
Equity investments with readily determinable fair values, at fair value	65	14
Loans held for sale	265	899
Loans and leases held for investment, net of deferred loan fees and costs	60,732	68,272
Less: Allowance for credit losses on loans and leases	(1,030)	(1,201)
Total loans and leases held for investment, net	59,702	67,071
Premises and equipment, net	477	562
Core deposit and other intangibles	381	488
Other assets	5,027	5,294
Total assets	$87,512	$100,160
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$18,233	$20,780
Savings accounts	14,864	14,282
Certificates of deposit	20,843	27,324
Non-interest-bearing accounts	12,060	13,484
Total deposits	66,000	75,870
Borrowed funds	12,184	14,426
Other liabilities	1,184	1,696
Total liabilities	79,368	91,992
Commitment and contingencies (refer to Note 20)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par 0.01 (916,666,666 and 666,666,666 shares authorized; 422,931,277 and 422,416,178 shares issued; and 415,982,036 and 414,934,628 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,303	9,282
Accumulated deficit	(988)	(763)
Treasury stock, at cost (6,949,241 and 7,481,550 shares, respectively)	(190)	(219)
Accumulated other comprehensive loss, net of tax:	(489)	(640)
Total stockholders’ equity	8,143	8,167
Total liabilities, mezzanine and stockholders’ equity	$87,512	$100,160
See accompanying notes to the consolidated financial statements.

Table of Contents             Flagstar Bank, National Association
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
INTEREST INCOME:
Loans and leases	$3,310	$4,369	$4,509
Securities and money market investments	1,156	1,584	982
Total interest income	4,466	5,953	5,491
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	612	869	943
Savings accounts	442	345	169
Certificates of deposit	1,078	1,362	646
Borrowed funds	613	1,225	656
Total interest expense	2,745	3,801	2,414
Net interest income	1,721	2,152	3,077
Provision for credit losses	184	1,092	833
Net interest income after provision for credit loan losses	1,537	1,060	2,244
NON-INTEREST INCOME:
Fee income	89	150	172
Bank-owned life insurance	49	42	43
Net gain on investment securities	31	—	—
Net return on mortgage servicing rights	—	73	103
Net gain on loan sales and securitizations	32	48	89
Net gain on mortgage/servicing sale	—	89	—
Net loan administration income	6	2	82
Bargain purchase gain	—	(121)	2,131
Other	134	117	67
Total non-interest income	341	400	2,687
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	976	1,263	1,149
Occupancy and equipment	202	211	200
Software expense	173	186	180
FDIC insurance	169	313	126
Professional services	86	110	55
General and administrative	307	513	389
Total operating expense	1,913	2,596	2,099
Intangible asset amortization	107	136	126
Merger-related and restructuring expenses	56	106	330
Goodwill impairment	—	—	2,426
Total non-interest expense	2,076	2,838	4,981
(Loss) income before income taxes	(198)	(1,378)	(50)
Income tax (benefit)/expense	(21)	(260)	29
Net (loss) income	$(177)	$(1,118)	$(79)
Preferred stock dividends	33	35	33
Net (loss) attributable / net income available to common stockholders	$(210)	$(1,153)	$(112)
Basic (loss) earnings per common share	$(0.50)	$(3.49)	$(0.49)
Diluted (loss) earnings per common share	$(0.50)	$(3.49)	$(0.49)
See accompanying notes to the consolidated financial statements.

Table of Contents             Flagstar Bank, National Association
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2025	2024	2023
Net (loss) income	$(177)	$(1,118)	$(79)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	186	(72)	45
Net unrealized gain (loss) in pension and post-retirement obligations	12	(6)	18
Net unrealized gain (loss) on cash flow hedges	(47)	37	(42)
Total other comprehensive gain (loss), net of tax	151	(41)	21
Total comprehensive (loss) income, net of tax	$(26)	$(1,159)	$(58)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	$66	$(24)	$15
Net unrealized gain (loss) in pension and post-retirement obligations	$5	$(2)	$6
Net unrealized gain (loss) on cash flow hedges	$(17)	$12	$(14)
See accompanying notes to the consolidated financial statements.

Table of Contents             Flagstar Bank, National Association
Consolidated Statements of Changes in Stockholders' Equity

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	(Accumulated deficit)/Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Year Ended December 31, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	1,962,003	—	—	(40)	—	39	—	(1)	—
Compensation expense related to restricted stock awards	—	—	—	61	—	—	—	61	—
Net loss	—	—	—	—	(177)	—	—	(177)	—
Dividends paid on common stock ($0.04)	—	—	—	—	(15)	—	—	(15)	—
Dividends paid on preferred stock Series A ($63.76), Series B and D ($13.32)	—	—	—	—	(33)	—	—	(33)	—
Purchase of common stock	(914,595)	—	—	—	—	(10)	—	(10)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	151	151	—
Balance at December 31, 2025	415,982,036	$503	$4	$9,303	$(988)	$(190)	$(489)	$8,143	$1

Year Ended December 31, 2024
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
Issuance of mezzanine preferred stock Series B, net (192,062 shares)	—	—	—	—	—	—	—	—	258
Issuance of mezzanine preferred stock Series C, net (256,307, shares)	—	—	—	—	—	—	—	—	346
Issuance of Commons Shares and Conversion of Series B preferred to common shares, net	63,770,655	—	1	257	—	—	—	258	(257)
Issuance of Common Shares for the Conversion of Series C preferred, net	85,435,619	—	1	341	—	—	—	342	(346)
Issuance of Common Shares for March 2024 capital raise	25,543,655	—	—	102	—	—	—	102	—
Issuance of warrants to purchase common shares	—	—	—	302	—	—	—	302	—
Shares issued for restricted stock, net of forfeitures	(16,633)	—	—	(10)	—	10	—	—	—
Compensation expense related to restricted stock awards	—	—	—	54	—	—	—	54	—
Net loss	—	—	—	—	(1,118)	—	—	(1,118)	—
Dividends paid on common stock ($0.20)	—	—	—	—	(53)	—	—	(53)	—
Dividends paid on preferred stock Series A ($63.76), Series B ($6.66)	—	—	—	—	(35)	—	—	(35)	—
Purchase of common stock	(487,458)	—	—	—	—	(11)	—	(11)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41)	(41)	—
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1

Year Ended December 31, 2023
Balance at December 31, 2022	227,072,445	$503	$2	$8,135	$1,041	$(237)	$(620)	$8,824	$—
Issuance and exercise of FDIC Equity appreciation instrument	13,010,668	—	—	85	—	—	—	85	—
Shares issued for restricted stock, net of forfeitures	1,024,855	—	—	(31)	—	31	—	—	—
Compensation expense related to restricted stock awards	—	—	—	47	—	—	—	47	—
Net loss	—	—	—	—	(79)	—	—	(79)	—
Dividends paid on common stock ($2.04)	—	—	—	—	(486)	—	—	(486)	—
Dividends paid on series A preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)	—
Purchase of common stock	(419,178)	—	—	—	—	(12)	—	(12)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21	—
Balance at December 31, 2023	240,688,790	$503	$2	$8,236	$443	$(218)	$(599)	$8,367	$—
See accompanying notes to the consolidated financial statements.

Table of Contents             Flagstar Bank, National Association
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(177)	$(1,118)	$(79)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for credit losses	184	1,092	833
Depreciation and amortization	148	184	165
Loss (gain) on business acquisition	—	121	(2,131)
Goodwill impairment	—	—	2,426
Stock-based compensation	61	54	47
Deferred tax benefit	(63)	(411)	(187)
Other operating activities, net	(250)	121	133
Decrease (increase) in other assets	171	282	(721)
Decrease in other liabilities	(608)	(769)	(255)
Change in loans held for sale, net	353	530	32
Net cash (used in) provided by operating activities	(181)	86	263
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available-for-sale	2,517	2,099	1,402
Proceeds from sales of securities available-for-sale including loans that have been securitized	95	373	1,858
Purchases of securities available-for-sale	(7,694)	(3,440)	(3,046)
Redemption of Federal Home Loan Bank stock	222	436	1,501
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(49)	(190)	(1,626)
Net proceeds from sales of MSRs	—	1,418	50
Other changes in loans, net	7,644	14,772	(4,331)
Purchases of premises and equipment, net	(67)	(36)	(66)
Other investing activities, net	19	21	30
Cash acquired in business acquisition	—	—	24,901
Net cash provided by investing activities	2,687	15,453	20,673
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(9,870)	(5,671)	(10,738)
Net increase (decrease) in short-term advances	250	(4,250)	(550)
Proceeds from long-term debt issuances/advances	4,000	28,236	19,850
Repayments of long-term debt issuances/advances	(6,500)	(30,837)	(19,374)
Cash dividends paid on common stock	(15)	(53)	(486)
Cash dividends paid on preferred stock	(33)	(35)	(33)
Proceeds from common stock issued, net	—	1,004	—
Other financing activities, net	80	17	(78)
Net cash used in financing activities	(12,088)	(11,589)	(11,409)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,582)	3,950	9,527
Cash, cash equivalents, and restricted cash at beginning of year	15,559	11,609	2,082
Cash, cash equivalents, and restricted cash at end of year (1)	$5,977	$15,559	$11,609
Supplemental information:
Cash paid for interest	$2,865	$3,693	$2,290
Non-cash investing and financing activities:
Securitization of loans to mortgage-backed securities available-for-sale	—	267	222
Transfer of loans from held for investment to held for sale	347	8,610	163
Transfer of loans from held for sale to held for investment	33	—	—
Shares issued for restricted stock awards	40	10	31
Business Combinations:
Fair value of tangible assets acquired	—	—	37,384
Intangible assets	—	—	464
Liabilities assumed	—	—	35,632
Issuance of FDIC Equity appreciation instrument	—	—	85
(1)Refer to Note 15 - Derivative and Hedging Activities for our reconciliation of cash, cash equivalents, and restricted cash.

See accompanying notes to the consolidated financial statements.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 1 - Description of Business, Organization and Basis of Presentation

Organization

Flagstar Bank, National Association was organized under Delaware law on July 20, 1993. Throughout this report we refer to Flagstar Bank, National Association and its consolidated subsidiaries in a simplified and collective manner, using words like "we," "our," "us" and "the Bank."

We are headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. We are subject to regulation and oversight by the Office of the Comptroller of the Currency. We currently operate approximately 340 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and California.

Effective October 17, 2025, the Bank became the successor reporting company to Flagstar Financial, Inc. pursuant to an internal corporate reorganization to eliminate the Bank’s holding company structure (the “Reorganization”). In connection with the completion of the Reorganization, Flagstar Financial, Inc. was merged with and into the Bank (the “Merger”), with the Bank continuing as the surviving entity. The Bank’s common stock, as well as depositary shares representing interests in the Bank's Series A preferred stock and the BONUSES Units, were registered with the Bank’s primary banking regulator, the OCC, under the Securities Exchange Act of 1934, as amended, and are subject to federal regulation and oversight by the OCC.

The Bank assumed Flagstar Financial, Inc.'s debt obligations, equity incentive plans, equity compensation plans, and other compensation plans as a result of the Merger. Additionally, immediately after the Merger, the Bank had substantially the same consolidated assets, liabilities, and stockholders' equity as Flagstar Financial, Inc. immediately prior to the Merger.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Bank and other entities in which the Bank has a controlling financial interest. We prepare these consolidated financial statements in accordance with GAAP. All inter-company accounts and transactions are eliminated in consolidation. The Bank currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 12 - Borrowed Funds, for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

We have also considered the impact of subsequent events on these consolidated financial statements through the date of issuance of the consolidated financial statements.

Except for per share or otherwise specified amounts, all amounts presented within the tables below are stated in millions.

Use of Estimates

We prepare these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates that affect the amounts reported. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the estimates employed are appropriate and the resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Our most significant estimate relates to the ACL.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Cash and Due from Banks, Interest Earning Deposits, Cash Equivalents and Restricted Cash

Cash and due from banks includes cash equivalents, cash on hand and cash due from other banks. Interest-earning deposits and other securities with financial institutions consists primarily of interest-bearing deposits and short-term money market investments.

Cash that the Bank pledges as maintenance margin on centrally cleared derivatives is considered restricted cash given that it is held in a separate account on the Bank’s behalf and we cannot remove the funds without changing the legal nature of our derivative arrangement. Restricted Cash is included in Other assets on the Consolidated Statements of Condition.

Debt Securities

Debt securities that are classified as "available for sale" are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as Accumulated other comprehensive loss. Premiums and discounts on debt securities are amortized to expense and accreted to income, respectively, over their remaining life using the effective interest method and are adjusted for anticipated prepayments. Interest income on our debt securities is recognized when earned and recorded in Securities and money market investments on the Consolidated Statements of (Loss) Income.

We evaluate available-for-sale debt securities in unrealized loss positions on a quarterly basis to determine if any portion of the unrealized losses in Accumulated other comprehensive loss is a result of a credit loss or other factors.

For debt securities we intend to sell or it is more likely than not we will be required to sell the security before the recovery of the unrealized loss, the difference between the fair value and amortized cost basis of the security is considered impaired and is recognized in Other non-interest income on the Consolidated Statements of (Loss) Income.

For debt securities we do not intend to sell or it is not more likely than not to be required to be sold before the recovery of their amortized cost basis, the credit portion of the impairment is recognized through an ACL while the noncredit portion is recognized in OCI. To determine the credit portion, we evaluate the present value of cash flows expected to be collected from the security compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

We exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses.
Debt securities are valued based upon the lowest level of input that is significant to the fair value measurement. Securities such as highly liquid government securities and exchange-traded securities are valued based on quoted prices in an active market. For securities where a quoted price is not available, then the fair value is estimated using pricing models. These pricing models primarily use market-based or independently-sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. The models also incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner primarily include mortgage-related and corporate debt securities.

Equity Investments with Readily Determinable Fair Values

Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in Net gain on investment securities in the Consolidated Statements of (Loss) Income. We do not consider contractual restrictions on the sale of equity securities when measuring fair value. Dividend income on these securities is included in Securities and money market investments on the Consolidated Statements of (Loss) Income.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Loans Held for Sale

We classify loans as held for sale when we originate or purchase loans that we intend to sell or when we change our intent for loans previously classified as held for investment. Loans held for sale may be carried at the lower of cost or fair value or at fair value where we have elected the fair value option. Gains and losses on loans held for sale for which we have elected the fair value option are recorded to Other noninterest income on the Consolidated Statements of (Loss) Income.

Loans held for sale for which we did not elect the fair value option are recorded at the lower of cost or fair value at the individual loan level.

We elect to measure certain groups of loans held for sale under the fair value option, primarily residential mortgage loans. The fair value of loans held for sale for which we have elected the fair value option is estimated based upon quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

Loans Held for Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as loans held for investment. We report loans held for investment at their amortized cost which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs, hedge accounting adjustments and fair value adjustments for acquired loans.

We recognize interest income on loans using the effective interest method over the life of the loan. Accordingly, we defer certain loan origination and commitment fees, and certain loan origination costs, and amortize the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repaid, the remaining net unamortized fee or cost is recognized in interest income.

Non-accrual and Past Due Loans and Leases

Loans are considered past due when the contractual principal and interest is not received within 30 days of the contractual due date.

A loan generally is classified as a "non-accrual" loan when it is determined that we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. This may occur upon the performance of a credit review of a loan or borrower when a loan is 90 days or more past due or when we are made aware of new facts and circumstances that may impact a borrower's ability to pay in accordance with the contractual loan terms. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed against Interest Income - Loans and leases. Interest received on non-accrual loans is recorded as a reduction to the outstanding principal. A loan is only returned to accrual status when the loan is current (typically six months of payment performance) and we have reasonable assurance that the loan will be fully collectible. When we have reasonable assurance that the loan will be fully collectible, then interest payments may be recognized in interest income on a cash basis.

Charge-off of Uncollectible Loans

We charge off loans, or portions of loans, when they are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Bank received notification that the borrower has filed for bankruptcy.

Allowance for Credit Losses on Loans and Leases and Unfunded Commitments

The ACL represents our estimate of expected credit losses over the remaining contractual terms of our loans and leases, and unfunded off-balance sheet commitments. The ACL is deducted from the amortized cost basis of loans and leases so that the Statement of Condition reflects the net amount we expect to collect.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

We reduce our ACL when a loan is charged off and increase the ACL when we recognize a recovery, which generally occurs upon cash collection. We remeasure our ACL on a quarterly basis with any changes recorded as a provision for (or benefit from) credit losses.

Determining the ACL requires significant judgment and assumptions and is based on ongoing assessments of historical credit loss information, forecasts of market and economic conditions, and qualitative factors considered relevant and appropriate by management.

The ACL represents an estimate of credit losses over the remaining expected life of our loans and leases. Expected life is determined considering the contractual term and prepayment expectations. We group our loans and leases into collectively evaluated pools when similar characteristics exist.

Our pools of loans and leases include multi-family, commercial real estate, commercial and industrial, 1-4 family, and other consumer. The ACL for collectively evaluated loans is estimated using models that project the probability of default and loss given default. These models consider borrower and collateral characteristics and a forecast of market and economic variables over a reasonable and supportable period. We leverage a forecast of market and economic conditions from established independent third parties and consider these to be reasonable and supportable for a period of two years from their estimation period. Beyond this period, our forecasts revert on a straight-line basis to long run historical averages over a one-year period. The ACL for collectively evaluated loans is derived using a weighted average of three scenarios, consisting of a most likely outcome (baseline), and two less probable scenarios with one being a stronger-near-term growth outcome (upside), and the other being a moderate recession outcome (downside).

We consider the need for qualitative adjustments to reflect trends not fully captured by the models. These may include adjustments for changes in underwriting standards, portfolio mix, credit terms, the financial condition of the borrower or collateral conditions. Qualitative adjustments may also include specific idiosyncratic risks such as changes in environmental conditions, legislation, regulation, policies, administrative practices or other relevant factors. Given the dynamic nature of qualitative adjustments, the factors considered by management and their relative impact to the ACL may vary from period to period.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These generally include loans that are in non-accrual status and loans that are designated as TDMs. If a loan is determined to be collateral dependent or meets the criteria to apply the collateral-dependent practical expedient, expected credit losses are generally determined based on the fair value of the collateral at the reporting date, less costs to sell, as appropriate.

We maintain an ACL on off-balance sheet unfunded commitments which is included in Other liabilities. We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The ACL estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses considering the same elements as those analyzed when determining the allowance for funded loans and leases. Adjustments to the reserve for unfunded commitments are included in the Provision for credit losses in the Consolidated Statements of (Loss) Income.

Intangible Assets

We review our finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable. Our largest intangible asset is the core deposit intangible recorded as a result of acquisitions.

Mortgage Servicing Rights

During the year ended December 31, 2024, we sold the vast majority of our MSR portfolio.

We purchased and originated mortgage loans for sale to the secondary market and sold the loans on either a servicing-retained or servicing-released basis. If we retained the right to service the loan, an MSR was created at the time of sale which was recorded at fair value. We used an internal valuation model that utilized an option-adjusted spread, constant prepayment speeds, costs to service and other assumptions to determine the fair value of mortgage servicing rights.

Servicing fee income, late fees and ancillary fees received on loans for which we owned the MSR as well as changes in the fair value of our mortgage servicing rights were included in Non-interest income - Net return on mortgage servicing rights

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

in the Consolidated Statements of (Loss) Income. The fees were based on the outstanding principal and were recorded when earned. Subservicing fees, which were included in Non-interest income - Net loan administration income, were based on a contractual monthly amount per loan including late fees and other ancillary income.

For further information, see Note 9 - Mortgage Servicing Rights and Note 18 - Fair Value Measurement.

Premises and Equipment, Net

Premises, furniture, fixtures, and equipment, and leasehold improvements are carried at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets or the shorter of the related lease term or the estimated useful life of the improvement. The estimated useful lives for premises and equipment assets are as follows:

Premises and Equipment	Years
Buildings	20 - 50
Furniture, fixtures and equipment	3 - 10
Leasehold improvements	Up to 20
ATMs	3

Whenever events or changes in circumstances dictate, we test our premises and equipment for impairment. In the event the carrying amount of the long-lived asset is not recoverable, an impairment loss is measured by comparing the carrying amount of the long-lived asset or asset group against its fair value. Impairments of our premises and equipment are recorded in Non-interest expense - General and administrative in the Consolidated Statements of (Loss) Income.

Income Taxes

Deferred tax assets and liabilities are recorded to recognize the future tax impact attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We consider our expectation of future taxable income and establish a valuation allowance when realization of a deferred tax asset is not considered to be “more likely than not.”

We estimate income taxes payable based on the amount we expect to owe the various federal, state and local tax authorities. In estimating income taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, we also rely on tax opinions, recent audits, and historical experience. Although we use the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall tax position.

Derivative Instruments and Hedging Activities

Derivative financial instruments are recorded at fair value in Other assets and Other liabilities on the Consolidated Statements of Condition on a gross basis, even when provisions allowing for set-off are in place. The accounting for changes in fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship.

Premiums paid on certain hedging instruments are accounted for separately and are amortized over the life of the derivative. The amortization of these premiums is recorded in Interest expense - Borrowed funds in the Consolidated Statements of (Loss) Income.

Derivatives subject to master netting agreements are cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

Derivative contracts cleared through certain central clearing parties are settled daily via the exchange of variation margin. We may exchange additional cash collateral with the derivative counterparties for initial margin. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Derivatives not designated as hedging instruments

We utilize interest rate swaps and caps to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held for sale may be managed using corresponding forward sale commitments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in current period earnings on the Consolidated Statements of (Loss) Income.

Derivatives designated as hedging instruments

In prior periods, we had designated certain interest rate swaps to manage the variability in cash flows associated with overnight SOFR-based variable interest payments on FHLB advances. The changes in the fair value of these contracts were recorded in Accumulated other comprehensive loss and were reclassified into Interest expense – Borrowed funds in the Consolidated Statements of (Loss) Income in the same period in which the hedged transactions were recognized in earnings.

We designate certain fixed-rate to variable-rate interest rate swaps as fair value hedges to hedge the changes in the fair value of certain debt securities available-for-sale. We designate certain fixed-rate to variable-rate interest rate swaps as fair value hedges to hedge the changes in the fair value of certain of our pools of fixed-rate loans. The changes in the fair value of these contracts and the hedged item are recognized in Interest income - Loans and leases or Interest income - Securities and money market investments in the Consolidated Statements of (Loss) Income.

When we elect to de-designate a hedge relationship or a derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the Consolidated Statements of Condition at fair value with the total change in fair value recognized over the remaining life of the previously hedged item.

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
•Level 3 – Inputs to the valuation methodology contain significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Retirement Plans

Our pension benefit obligations and the related costs are calculated using actuarial concepts in accordance with GAAP. The measurement of this obligation and the related expenses require that certain assumptions be made, most notably the discount rate and the expected rate of return on plan assets.

To determine the discount rate, we consider rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until the pension benefits are paid. The expected future payments are discounted based on a portfolio of high-quality rated bonds (AA or better) for which we rely on the Financial Times Stock Exchange (“FTSE”) Pension Liability Index that is published as of the measurement date.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The expected long-term rate of return on retirement plan assets assumption is based on historical returns earned by equities and fixed income securities and adjusted to reflect expectations of future returns as applied to the retirement plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6 percent to 8 percent and 3 percent to 5 percent, respectively, with an assumed long-term inflation rate of 2.5 percent reflected within these ranges. When these overall return expectations are applied to the retirement plan’s target allocations, the result is an expected rate of return of 5 percent to 7 percent.

Stock-Based Compensation

We recognize compensation expense for our stock-based awards on a straight-line basis over the requisite service period. Unvested shares are forfeited upon termination, including retirement, other than in cases of death or long-term disability, which may result in accelerated vesting. Compensation expense related to stock option awards is based on the estimated fair value of the stock option award on the grant date using the Black-Scholes option pricing model. Compensation expense related to restricted stock awards is based upon the fair value of the award on the grant date. Forfeitures of stock options and restricted stock awards are accounted for as they occur.

Lessor Leasing Agreements

Lessor Arrangements

We provide leases for equipment included in our commercial loan portfolio. These qualify as direct financing leases which are recorded based upon the lease payments, estimated residual values and direct costs, excluding unearned income and uses the implicit interest rate to determine the value. Lease terms typically range from 24 to 120 months. We base residual value estimates on asset life, market value, and lessee behavior using industry data and third-party appraisals. At the end of the lease term, the lessee can renew the lease term, return, or purchase the equipment at its fair value. Impairment of residual value occurs if its fair value is less than the carrying amount. We review our direct financing leases for impairment at least annually. We utilize residual value insurance for certain of our direct finance leases.

Lessee Arrangements
We have operating leases for offices, branches, equipment and other items, generally with terms of 20 years or less. Certain leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors.

At lease inception, lease liabilities are recognized in Other liabilities based on the present value of the remaining lease payments, discounted using our incremental borrowing rate if no implicit rate in the lease is available. Right-of-use assets, recognized in Other assets, represent our right to use an underlying asset for the lease term and are initially equal to the lease liability, adjusted for any payments made prior to lease commencement and any lease incentives.

Revenue Recognition

Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.

Deposit account and other banking income - We charge depositors various deposit account service fees including those for outgoing wires, overdrafts, stop payments, and ATM fees. These fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these account services. Therefore, we deem the term of our contracts with depositors to be day-to-day and to not extend beyond the services already provided. Deposit account and other banking fees are recorded at the point in time we perform the requested service.

Interchange income - We collect interchange fee income when debit cards that we have issued to our customers are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.

Treasury management fee income - We collect fees for treasury management services provided to corporate and institutional clients, including services related to liquidity management, payments and collections, financial risk management,

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

and security, delivered through an integrated platform of products and services. Fees earned on these activities are generally recognized when the transactions occur or the service is performed.

Earnings per Common Share

EPS is calculated under the two-class method as the unvested RSUs granted by the Bank are considered participating securities due to the awards' non-forfeitable rights to dividends paid on our common stock. Under the two-class method, all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends on our common stock.

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

Accounting and Reporting Developments

Standards adopted in 2025

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which amends the disclosure requirement for income taxes. ASU 2023-09 requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also updates certain other amendments to improve the effectiveness of income tax disclosures. We adopted this standard on a retrospective basis. The adoption of ASU 2023-09 did not have an impact of our consolidated financial condition, results of operations, or cash flows, as the standard only affects disclosures.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans," which expanded the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans. The adoption of ASU 2025-08 did not have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from global reference rate reform. The adoption of ASU 2025-09 did not have an impact on our consolidated financial statements.

Significant Standards Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires additional interim and annual disclosures that further disaggregate certain expense captions into specific categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for us in the annual period beginning on January 1, 2027 and interim periods beginning January 1, 2028 and can be applied on a prospective or retroactive basis, with early adoption permitted. We are in the process of assessing the impact of the adoption of ASU 2024-03 on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an “induced conversion.” ASU 2024-04 is effective for us in the annual period beginning on January 1, 2026 and can be applied on either a prospective or a retrospective basis, with early adoption permitted. We do not expect ASU 2024-04 to have a material impact on our financial statements upon adoption.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which increases the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for us in the annual period beginning on January 1, 2028 and can be applied on a prospective, modified, or a retrospective transition approach, with early adoption permitted as of the beginning of an annual reporting period. We are in the process of assessing the impact of the adoption of ASU 2025-06 on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies interim disclosure requirements. ASU 2025-11 is effective for us in the annual period beginning January 1, 2028 and can be applied on a prospective or retrospective basis, with early adoption permitted. We are in the process of assessing the impact of the adoption of ASU 2025-11 on our consolidated financial statements.

Note 3 - Earnings per Common Share

The following table reflects basic and diluted weighted average shares and net loss per share:

	Year Ended December 31,
	2025	2024	2023
Net (loss) income attributable to common stockholders	$(210)	$(1,153)	$(112)
Less: Income allocated to participating securities	—	—	(5)
(Loss) earnings attributable to common stock	$(210)	$(1,153)	$(117)
Weighted average common shares outstanding	415,327,556	330,713,517	237,881,183
Basic (loss) earnings per common share	$(0.50)	$(3.49)	$(0.49)
(Loss) earnings attributable to common stock	$(210)	$(1,153)	$(117)
Weighted average common shares outstanding	415,327,556	330,713,517	237,881,183
Dilutive potential common shares	—	—	—
Total shares for diluted earnings per common share computation	415,327,556	330,713,517	237,881,183
Diluted (loss) earnings per common share and common share equivalents	$(0.50)	$(3.49)	$(0.49)

For the year ended December 31, 2025, 40,125,738 shares were excluded from the diluted EPS calculation as they would have been antidilutive.

Note 4 - Accumulated Other Comprehensive Loss

The following table summarizes the changes in AOCL, net of tax, for the periods presented:

	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2022	$(626)	$52	$(46)	$(620)
Other comprehensive income (loss) before reclassification, net of tax	45	6	12	63
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(48)	6	(42)
Other comprehensive income (loss), net of tax	45	(42)	18	21
Balance as of December 31, 2023	$(581)	$10	$(28)	$(599)
Other comprehensive income (loss) before reclassification, net of tax	(72)	106	(8)	26
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(69)	2	(67)
Other comprehensive income (loss), net of tax	(72)	37	(6)	(41)
Balance as of December 31, 2024	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax	186	—	10	196
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(47)	2	(45)
Other comprehensive income (loss), net of tax	186	(47)	12	151
Balance as of December 31, 2025	$(467)	$—	$(22)	$(489)

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

We had $47 million of unrealized gains related to terminated cash flow hedges recorded in AOCL at December 31, 2024. All net unrealized gains related to the terminated cash flow hedges were reclassified into earnings during the year ended December 31, 2025, see Note 15 - Derivative and Hedging Activities.

The following table sets forth the amounts reclassified out of accumulated other comprehensive loss:

	Amount Reclassified out of AOCL			Affected Line Item in the Consolidated Statements of (Loss) Income
	2025	2024	2023
Cash Flow Hedges:
Realized gain on cash flow hedges	$64	$93	$65	Interest expense - Borrowed funds
Tax benefit (expense)	(17)	(24)	(17)	Income tax (benefit)
	$47	$69	$48
Pension and Post-retirement Plans:
Amortization of actuarial losses	(3)	(3)	(7)	General and administrative
Tax benefit (expense)	1	1	1	Income tax (benefit)
	$(2)	$(2)	$(6)
Amounts reclassified from AOCL, net of tax	$45	$67	$42

Note 5 - Investment Securities

Debt securities available-for-sale

The following tables summarize our portfolio of debt securities available-for-sale:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$12,129	$55	$360	$11,824
GSE certificates	1,116	2	119	999
Private label CMOs	147	12	—	159
Total mortgage-related debt securities	$13,392	$69	$479	$12,982
Other Debt Securities:
GSE debentures	$1,502	$—	$206	$1,296
U. S. Treasury obligations	1,001	16	—	1,017
Corporate bonds	147	—	3	144
Asset-backed securities	217	—	4	213
Capital trust notes	47	6	8	45
Municipal bonds	4	—	—	4
Total debt securities	$2,918	$22	$221	$2,719
Total debt securities available-for-sale, net of allowance(1)(2)(3)(4)	$16,310	$91	$700	$15,701
(1)At December 31, 2025, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of December 31, 2025, the ACL was $2 million.
(3)Excludes accrued interest receivable of $58 million included in Other assets in the Consolidated Statements of Condition.
(4)We pledged investment securities of $15.4 billion as collateral for certain borrowings.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$7,724	$27	$447	$7,304
GSE certificates	1,273	—	167	1,106
Private label CMOs	158	6	1	163
Total mortgage-related debt securities	$9,155	$33	$615	$8,573
Other Debt Securities:
GSE debentures	$1,502	$—	$299	$1,203
Corporate bonds	314	—	6	308
Asset-backed securities	237	1	2	236
Capital trust notes	47	5	10	42
Foreign Notes	35	—	—	35
Municipal bonds	5	—	—	5
Total debt securities	$2,140	$6	$317	$1,829
Total securities available-for-sale, net of allowance(1)(2)(3)(4)	$11,295	$39	$932	$10,402
(1)At December 31, 2024, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of December 31, 2024, the ACL was $3 million.
(3)Excludes accrued interest receivable of $35 million included in Other assets in the Consolidated Statements of Condition.
(4)We pledged investment securities of $10.2 billion as collateral for certain borrowings.

There were $95 million, $106 million, $1.6 billion of available-for-sale securities sold during the year ended December 31, 2025, 2024, and 2023, respectively.

There was an immaterial amount of realized gains and losses on sales of available-for-sale securities in the year ended December 31, 2025. During the year ended December 31, 2024, gross realized gains and losses were less than $1 million. During the year ended December 31, 2023, gross realized gains were $2 million and gross realized losses were $3 million.

The following table summarizes, by contractual maturity, the fair value of securities as of December 31, 2025:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due from one to five years	$148	$1,083	$128	$—	$1,359
Due from five to ten years	210	1,230	27	—	1,467
Due after ten years	12,624	—	38	213	12,875
Total debt securities available-for-sale	$12,982	$2,313	$193	$213	$15,701

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2025:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
U.S. Government agency and GSE obligations	33	$—	$—	$1,297	$206	$1,297	$206
GSE certificates	324	8	—	926	119	934	119
GSE CMOs	226	427	1	2,993	359	3,420	360
Asset-backed securities	5	—	—	152	4	152	4
Municipal bonds	1	—	—	4	—	4	—
Corporate bonds	5	—	—	144	3	144	3
Capital trust notes	5	—	—	35	8	35	8
Total debt securities in a continuous unrealized loss position	599	$435	$1	$5,551	$699	$5,986	$700
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

We evaluate available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an ACL is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income and recorded in Provision for credit losses in the Consolidated Statements of (Loss) Income. Otherwise, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the expected amount to be collected is less than the amortized cost, an ACL is established for the shortfall, but not in excess of the difference between the amortized cost and the fair value. Any unrealized loss that has not been recorded through an ACL is recognized in Other comprehensive (loss) income.

Equity investments with readily determinable fair values
As of December 31, 2025, and December 31, 2024, we held equity securities with readily determinable fair values of $65 million and $14 million, respectively. During the year ended 2025, we recognized a gain of $30 million, which was recorded in Net gain on investment securities in the Consolidated Statements of (Loss) Income, resulting from our investment in Figure Technology Solutions, Inc., which obtained a readily determinable fair value upon the completion of its initial public offering. We are subject to a contractual restriction that prohibits the sale of our shares in Figure Technology Solutions, Inc. until the three months ended March 31, 2026. For the year ended 2025, we recognized total gains of $31 million on all our equity investment securities, compared to an immaterial amount for the years ended 2024 and 2023.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 6 - Loans and Leases

The composition of our loan portfolio for the periods indicated was as follows:

	December 31,
Loans and leases held for investment:	2025	2024
Multi-family	$28,983	$34,093
Commercial real estate(1)	9,314	11,836
One-to-four family first mortgage	5,630	5,201
Commercial and industrial(2)	15,217	15,376
Other	1,588	1,766
Total loans and leases held for investment (3)(4)	$60,732	$68,272
Allowance for credit losses on loans and leases	(1,030)	(1,201)
Total loans and leases held for investment, net	$59,702	$67,071
Loans held for sale	265	899
Total loans and leases, net	$59,967	$67,970
(1)Includes ADC loans.
(2)Includes lease financing receivables (net of unearned income of $129 million and $169 million) of $1.7 billion and $2.1 billion at December 31, 2025 and December 31, 2024, respectively.
(3)Excludes accrued interest receivable of $242 million and $277 million at December 31, 2025 and December 31, 2024, respectively, which is included in Other assets in the Consolidated Statements of Condition.
(4)We pledged loans of $31.5 billion and $44.6 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at December 31, 2025 and December 31, 2024, respectively.

HFI loans are reported at amortized cost which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs, hedge accounting adjustments and fair value adjustments for acquired loans. The unamortized premiums, discounts, deferred fees and costs and hedge accounting adjustments totaled $430 million and $583 million as of December 31, 2025 and 2024, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of December 31, 2025 and December 31, 2024, loans with government guarantees totaled $331 million and $360 million, respectively. These loans are recorded in one-to-four family first mortgages.

Asset Quality

During the years ended December 31, 2025, 2024 and 2023, there was no interest income recognized on non-accrual loans classified as held for investment. As of December 31, 2025 and December 31, 2024 we had no loans that were 90 days or more past due and still accruing.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents information regarding the delinquency status of our loans held for investment as of December 31, 2025:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable
Multi-family	$26,134	$588	$2,261	$28,983
Commercial real estate(1)	8,670	155	489	9,314
One-to-four family first mortgage	5,488	78	64	5,630
Commercial and industrial (2)	14,961	126	130	15,217
Other	1,518	39	31	1,588
Total	$56,771	$986	$2,975	$60,732
(1)Includes ADC loans.
(2)Includes lease financing receivables.

The following table presents information regarding the delinquency status of our loans held for investment as of December 31, 2024:

	Current	Loans 30-89 Days Past Due	Non-Accrual Loans	Total Loans Receivable
Multi-family	$31,589	$749	$1,755	$34,093
Commercial real estate(1)	11,202	70	564	11,836
One-to-four family first mortgage	5,106	25	70	5,201
Commercial and industrial (2)	15,064	110	202	15,376
Other	1,731	11	24	1,766
Total	$64,692	$965	$2,615	$68,272
(1)Includes ADC loans.
(2)Includes lease financing receivables.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior To 2021			Total
Multi-family
Pass	$45	$15	$592	$5,782	$5,238	$7,887	$4	$69	$19,632
Special Mention	—	—	—	754	751	546	—	14	2,065
Substandard	—	—	134	819	1,132	2,938	2	—	5,025
Non-accrual	—	—	12	293	359	1,597	—	—	2,261
Total Multi-family	45	15	738	7,648	7,480	12,968	6	83	28,983
Year to date gross charge-offs	—	—	—	(59)	(71)	(155)	—	—	(285)
Commercial Real Estate(1)
Pass	$478	$373	$1,053	$1,297	$955	$2,104	$924	$95	$7,279
Special Mention	10	10	50	88	5	154	25	10	352
Substandard	1	21	147	143	86	513	124	159	1,194
Non-accrual	—	—	12	74	4	365	33	1	489
Total Commercial Real Estate	489	404	1,262	1,602	1,050	3,136	1,106	265	9,314
Year to date gross charge-offs	—	—	(5)	(1)	(7)	(28)	—	—	(41)
One-to-Four Family
Pass	$938	$285	$415	$2,178	$778	$682	$78	$4	$5,358
Substandard	—	1	4	12	2	189	—	—	208
Non-accrual	1	3	7	18	12	21	2	—	64
Total One-to-Four Family	939	289	426	2,208	792	892	80	4	5,630
Year to date gross charge-offs	—	—	—	(2)	—	(2)	—	—	(4)
Commercial and Industrial(2)
Pass	$3,638	$793	$1,876	$1,513	$493	$739	$5,236	$231	$14,519
Special Mention	—	42	7	21	1	28	127	—	226
Substandard	—	8	50	35	31	16	201	1	342
Non-accrual	1	18	23	21	5	29	24	9	130
Total Commercial and Industrial	3,639	861	1,956	1,590	530	812	5,588	241	15,217
Year to date gross charge-offs	(25)	(1)	(32)	(21)	(5)	(3)	—	—	(87)
Other Loans
Pass	$44	$27	$21	$7	$2	$30	$1,336	$89	$1,556
Substandard	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	1	30	—	31
Total Other Loans	44	27	21	7	2	31	1,367	89	1,588
Year to date gross charge-offs	(10)	(2)	(7)	(7)	—	(6)	—	—	(32)
(1)Includes ADC loans.
(2)Includes lease financing receivables.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents the credit rating by vintage for out loans held for investment as of December 31, 2024:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior To 2020			Total
Multi-family
Pass	$17	$700	$6,599	$6,070	$5,203	$3,997	$27	$—	$22,613
Special Mention	—	14	688	694	646	795	1	—	2,838
Substandard	2	123	529	868	1,526	3,834	5	—	6,887
Non-accrual	—	—	113	144	274	1,224	—	—	1,755
Total Multi-family	19	837	7,929	7,776	7,649	9,850	33	—	34,093
Year to date gross charge-offs	—	—	(28)	(34)	(42)	(204)	—	—	(308)
Commercial Real Estate(1)
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

The classifications in the preceding tables reflect the most recent credit evaluations as of the respective dates, which are generally performed within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have potential weaknesses that deserve management’s close attention; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a possibility that we will sustain some loss); and non-accrual loans, which based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Collateral Dependent Loans

The following table summarizes the recorded investment of our collateral-dependent loans held for investment by collateral type:

	December 31,
	2025	2024
	Collateral Type
	Real Property	Real Property
Multi-family	$2,320	$1,817
Commercial real estate(1)	426	554
One-to-four family first mortgage	59	48
Commercial and industrial	4	—
Total collateral-dependent loans held for investment	$2,809	$2,419
(1)Includes ADC loans.

Collateral dependent loans generally include multi-family and CRE loans secured by apartment buildings, office buildings, retail and industrial buildings. The primary source of repayment on these loans is expected to come from the sale of the real estate property collateral. Multi-family and CRE loans are impacted by fluctuations in the values of the real estate property.

As of December 31, 2025 and December 31, 2024, we had $19 million and $41 million, respectively, of residential mortgage loans in the process of foreclosure.

Included in loans held for investment as of December 31, 2025 and December 31, 2024 were an immaterial amount and $1 million of loans, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders.

Modifications to Borrowers Experiencing Financial Difficulty

When borrowers are experiencing financial difficulty, we may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. Modifications provided to borrowers who are experiencing financial difficulties are in the form of term extension, an interest rate reduction, and in limited circumstances, principal forgiveness.

During the years ended December 31, 2025, 2024 and 2023, loans totaling $55 million, $34 million and $262 million, respectively, were modified to borrowers experiencing financial difficulty.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension	Principal Forgiveness
	Weighted-Average Contractual Interest Rate
	From	To	Weighted-Average Term (in years)	Reduced Amortized Cost Basis
Year Ended December 31, 2025
Commercial real estate	—%	—%	0.4
One-to-four family first mortgage	7.02%	6.09%	9.3
Commercial and industrial	7.50%	7.25%	2.8
Other Consumer	10.30%	5.97%	13.0
Year Ended December 31, 2024
Multi-family	8.08%	6.00%
Commercial real estate	8.13%	6.95%	0.3
One-to-four family first mortgage	4.73%	3.80%	11.3	$1
Commercial and industrial	7.73%	6.10%	0.7
Other Consumer	10.69%	3.71%	2.1
Year Ended December 31, 2023
Multi-family	7.45%	6.02%
Commercial real estate	8.83%	4.56%
One-to-four family first mortgage	6.08%	4.79%
Commercial and industrial	8.44%	8.08%	0.6
Other Consumer	9.09%	4.82%

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted and were within twelve months of the modification date:

Year Ended December 31, 2025	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay
One-to-four family first mortgage	$13	$—	$7
Commercial and industrial	5	—	2
Total	$18	$—	$9
Year Ended December 31, 2024
Commercial real estate	$4	$—	$—
One-to-four family first mortgage	2	1	1
Commercial real estate	1	—	—
Total	$7	$1	$1
Year Ended December 31, 2023
One-to-four family first mortgage	$4	$—	$4
Total	$4	$—	$4

We closely monitor the performance of loans in which modifications were made to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. For purposes of this disclosure a payment default is defined as 30 days or more past due.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following tables provide a summary of loan balances which were modified during the prior twelve months, by class of financing receivable and delinquency status:

December 31, 2025	Current	30 - 89 Past Due	90+ Past Due	Total
Commercial real estate	$6	$—	$—	$6
One-to-four family first mortgage	1	—	41	42
Commercial and industrial	—	7	—	7
Total	$7	$7	$41	$55
December 31, 2024
Multi-family	$2	$—	$—	$2
Commercial real estate	8	—	4	12
One-to-four family first mortgage	8	—	8	16
Commercial and industrial	—	—	4	4
Total	$18	$—	$16	$34
December 31, 2023
Commercial real estate	$1	$—	$—	$1
One-to-four family first mortgage	3	—	8	11
Commercial and industrial	3	9	1	13
Other Consumer	1	1	—	2
Total	$8	$10	$9	$27

Note 7 - Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate(1)	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Year Ended December 31, 2025
Balance, beginning of period	$639	$304	$39	$150	$69	$1,201
Charge-offs	(285)	(41)	(4)	(87)	(32)	(449)
Recoveries	50	8	—	28	12	98
Provision for (recovery of) credit losses on loans and leases	145	(42)	—	59	18	180
Balance, end of period	$549	$229	$35	$150	$67	$1,030
Year Ended December 31, 2024
Balance, beginning of period	$307	$402	$47	$131	$105	$992
Charge-offs	(308)	(466)	(8)	(136)	(20)	(938)
Recoveries	5	8	5	21	7	46
Provision for (recovery of) credit losses on loans and leases	635	360	(5)	134	(23)	1,101
Balance, end of period	$639	$304	$39	$150	$69	$1,201
Year Ended December 31, 2023
Balance, beginning of period	$178	$67	$46	$38	$64	$393
Adjustment for Purchased PCD Loans	—	—	—	13	—	13
Charge-offs	(119)	(56)	(4)	(30)	(14)	(223)
Recoveries	—	—	—	10	5	15
Provision for (recovery of) credit losses on loans and leases	248	391	5	100	50	794
Balance, end of period	$307	$402	$47	$131	$105	$992
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

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The ACL to total loans and leases held for investment ratio as of December 31, 2025 and December 31, 2024 was 1.70 percent and 1.76 percent, respectively. We believe that higher interest rates for a longer period of time will have a more significant impact on our loans that will reprice during the reasonable and supportable forecast period. Therefore, we have continued to incorporate a higher probability of default for those loans approaching their scheduled repricing date in the measurement of our ACL.

The following table presents additional information about our non-accrual loans as of December 31, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans	Related Allowance
Multi-family	$1,141	$1,120	$2,261	$99
Commercial real estate(1)	319	170	489	60
One-to-four family first mortgage	40	24	64	2
Commercial and Industrial	37	93	130	32
Other	—	31	31	29
Total	$1,537	$1,438	$2,975	$222
(1)Includes ADC loans.

The following table presents additional information about our non-accrual loans as of December 31, 2024:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans	Related Allowance
Multi-family	$1,092	$663	$1,755	$77
Commercial real estate(1)	429	135	564	31
One-to-four family first mortgage	61	9	70	1
Commercial and Industrial	51	151	202	—
Other	3	21	24	55
Total	$1,636	$979	$2,615	$164
(1)Includes ADC loans.

Note 8 - Leases, Premises and Equipment

Lessor Arrangements

We provide direct financing leases for equipment included in our commercial loan portfolio.

Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Consolidated Statements of (Loss) Income. The following table presents our interest income on lease financing:

	Year Ended December 31,
	2025	2024	2023
Interest income on lease financing	$93	$136	$119

The components of our gross investment in direct financing leases are shown below:

	December 31,
	2025	2024
Lease payments receivable	$1,534	$2,039
Unguaranteed residual assets (1)	266	285
Gross investment in direct financing leases	$1,800	$2,324
(1)The amount of residual value insurance in place at December 31, 2025 and December 31, 2024 was insignificant.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents the remaining maturity analysis of the undiscounted lease receivables, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

December 31, 2025
2026	$445
2027	441
2028	279
2029	220
2030	145
Thereafter	270
Gross investment in direct financing leases	$1,800
Plus: deferred origination costs	27
Less: unearned income	(129)
Less: purchase accounting adjustment	(28)
Less: other	(10)
Total lease finance receivables, net	$1,660

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs are recorded in Occupancy and Equipment on the Consolidated Statements of (Loss) Income and costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$77	$75	$86

Supplemental balance sheet information related to our operating lease arrangements is presented below:

	December 31,
	2025	2024
Operating Leases:
Operating lease right-of-use assets	$380	$416
Operating lease liabilities	$427	$463
Weighted average remaining lease term	10.1 years	10.7 years
Weighted average discount rate %	4.79%	4.77%
The table below presents the supplemental cash flow information related to the leases:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$71	$64

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents the remaining maturity analysis of our lease liabilities, as well as the reconciliation to the total present value of the lease liability recorded in Other liabilities on the Consolidated Statements of Condition:

December 31, 2025
Maturities of lease liabilities:
2026	$70
2027	64
2028	57
2029	51
2030	44
Thereafter	261
Total lease payments	$547
Less: imputed interest	(120)
Total present value of lease liabilities	$427

Premises and Equipment

The table below presents our Premises and equipment:

	December 31,
	2025	2024
Premises and equipment	$1,009	$1,131
Less: Accumulated depreciation	(532)	(569)
Premises and equipment, net	$477	$562

The table below presents our Depreciation expense:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense(1)	$41	$48	$39
(1)Included in Occupancy and equipment expense in the Consolidated Statements of (Loss) Income.

In 2024, management approved the closure of certain PCG locations and retail branches which was a triggering event for potential impairment. We determined the value of the assets were not fully recoverable, determined the fair value and recorded an associated impairment of $46 million during the year ended 2024. Additionally, the Troy and Cleveland operational centers were classified as held for sale during 2024 and recorded at their fair value, resulting in a $31 million impairment expense included within Non-interest expense - General and administrative expenses.

Note 9 - Mortgage Servicing Rights

We had investments in mortgage servicing rights that resulted from the sale of loans to the secondary market for which we retained the servicing. We accounted for mortgage servicing rights at their fair value. A primary risk associated with mortgage servicing rights is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilized derivatives as economic hedges to offset changes in the fair value of the mortgage servicing rights resulting from anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher-than-expected default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 15 - Derivative and Hedging Activities.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

As of December 31, 2024, we classified all remaining mortgage servicing rights as held for sale and completed the sale in the year ended December 31, 2025.

Changes in the fair value of residential first mortgage servicing rights ("MSRs") were as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$1,111	$1,033
Additions from loans sold with servicing retained	184	208
Reductions from sales	(1,194)	(51)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(105)	(80)
Changes in estimates of fair value due to interest rate risk (1) (2)	30	1
Fair value of MSRs at end of period	$26	$1,111
(1)Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of (Loss) Income.
(2)Represents estimated MSR value change resulting primarily from market-driven changes which we managed through the use of derivatives.

Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within Net return on mortgage servicing rights on the Consolidated Statements of (Loss) Income. Contractual subservicing fees including late fees and other ancillary income are included within Net loan administration (loss) income on the Consolidated Statements of (Loss) Income. Subservicing fee income is recorded for fees earned on subserviced loans, net of third-party subservicing costs.

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Year Ended December 31,
	2024	2023
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$202	$227
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes and other	(105)	(80)
Changes in fair value due to interest rate risk	30	1
Gain on MSR derivatives (2)	(54)	(47)
Net transaction costs	—	2
Total return (loss) included in net return on mortgage servicing rights	$73	$103
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the mortgage servicing rights.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Year Ended December 31,
	2024	2023
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$117	$154
Charges on subserviced custodial balances (2)	(141)	(168)
Other servicing charges	2	(3)
Total income (loss) on mortgage loans subserviced, included in loan administration income	$(22)	$(17)
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

For the year ended December 31, 2025, we earned no service fee income for loans serviced for the FDIC in connection with the Signature Transaction. For the years ended December 31, 2024 and 2023, we earned approximately $10 million and $95 million, respectively.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

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

We have no consolidated VIEs as of December 31, 2025 and December 31, 2024.
In connection with our non-qualified mortgage securitization activities, we have retained a five percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Condition. Our maximum exposure to loss is limited to our five percent retained interest in the investment securities that had a fair value of $159 million and $163 million as of December 31, 2025 and December 31, 2024, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.

Note 11 - Deposits

The following table is a summary of our deposits:

	December 31,
	2025	2024
Interest-bearing checking and money market accounts	$18,233	$20,780
Savings accounts	14,864	14,282
Certificates of deposit	20,843	27,324
Non-interest-bearing accounts	12,060	13,484
Total deposits	$66,000	$75,870

At December 31, 2025 and 2024, the aggregate amount of time deposit accounts (including certificates of deposit) that meet or exceed the insured limit was $6.3 billion and $12.6 billion, respectively.

At December 31, 2025 and 2024, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $30 million and $33 million, respectively.
Note 12 - Borrowed Funds

The following table summarizes our borrowed funds:

	December 31,
	2025	2024
Short-term borrowings(1)
FHLB advances	$4,000	$2,750
Total short-term borrowings	$4,000	$2,750

Long-term debt
FHLB advances	$7,151	$10,650
Junior subordinated debentures	585	582
Subordinated notes	448	444
Total long-term debt	$8,184	$11,676
Borrowed Funds	$12,184	$14,426

Weighted average interest rate on short-term borrowings	3.92%	4.67%
Weighted average interest rate on long-term debt	4.53%	4.94%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table summarizes our total interest expense:

	Year Ended December 31,
	2025	2024	2023
Interest expense on short-term borrowings	$110	$449	$370
Interest expense on long-term debt	496	768	278
Total interest expense(1)	$606	$1,217	$648
(1)This excludes amortization expense of $7 million, $8 million, and $8 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued interest on Borrowed funds is included in Other liabilities in the Consolidated Statements of Condition and amounted to $39 million and $51 million, respectively, as of December 31, 2025 and December 31, 2024.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding as of December 31, 2025 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2026	$7,001	4.10	$7,250	4.08
2027	1,500	3.91	1,500	3.91
2028	2,400	4.40	2,400	4.40
2032	250	3.50	—	—
Total FHLB advances	$11,151		$11,150

FHLB advances include fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

We maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. We pledge eligible loan and securities collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, was $8.3 billion and $7.0 billion at December 31, 2025 and 2024, respectively.

Junior Subordinated Debentures

We had $610 million at December 31, 2025 and December 31, 2024, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts that issued guaranteed capital securities, excluding purchase accounting adjustments.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents contractual terms of the junior subordinated debentures outstanding as of December 31, 2025:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$142	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	5.58%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.23%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	5.60%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.20%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.42%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.20%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	6.17%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	6.17%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	5.73%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	5.67%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	5.43%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	6.48%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$610	$590
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp acquisition fair value adjustments of $25 million, which amortizes over the contractual term.

The Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) were issued by us on November 4, 2002, at a public offering price of $50.00 per share, with a total of 5,500,000 units sold, raising $275 million. Each BONUSES unit consisted of a capital security issued by New York Community Capital Trust V, a trust formed by the Bank, and a warrant to purchase shares of the Bank's common stock. The capital securities offered a 6 percent coupon rate, with a maturity of 49 years.

The $275 million raised was allocated between the capital security and the warrant based on their relative values at issuance, with $92 million assigned to the warrants and $183 million assigned to the capital securities. The $92 million discount on the capital securities is being amortized over the 49-year life of the securities, unless converted. As of December 31, 2025, the outstanding principal balance of the securities was $212 million, and the remaining discount was $64 million.

The other remaining trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and can be deferred for up to 5 years. As of December 31, 2025, all dividends on these securities were current.

Interest expenses on junior subordinated debentures for the years ended December 31, 2025, 2024, and 2023 was $44 million, $49 million, and $48 million, respectively.

Subordinated Notes

As of December 31, 2025 and December 31, 2024, we had a total of $448 million and $444 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	6.928%	$300
(2)	October 28, 2020	November 1, 2030	7.764%	$150
(1)The interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)The Notes will bear a variable rate tied to SOFR thereafter until maturity. We have the option to redeem all or a part of the Notes beginning on November 1, 2025, and on any subsequent interest payment date.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 13 - Federal, State, and Local Taxes

The following table summarizes the components of our net deferred tax asset (liability):

	December 31,
	2025	2024
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$273	$314
Acquisition accounting and fair value adjustments on securities (including OTTI)	133	177
Right of use liability	113	121
Non-accrual interest	70	11
Compensation and related benefit obligations	47	54
Other	29	27
Unrealized gains and amortization of mortgage servicing rights	—	26
Accrued expenses	15	16
Net operating loss carryforwards	8	12
Gross deferred tax assets	$688	$758
Valuation allowance	$(4)	$(4)
Net deferred tax asset after valuation allowance	$684	$754
Deferred Tax Liabilities:
Leases	$(281)	$(315)
Fair value adjustments on loans	(161)	(198)
Right of use asset	(101)	(109)
Amortizable intangibles	(72)	(95)
Prepaid pension cost	(44)	(37)
Premises and equipment	(38)	(29)
Other	(22)	(14)
Acquisition accounting and fair value adjustments on debt	(7)	(8)
Gross deferred tax liabilities	$(726)	$(805)
Net deferred tax liability	$(42)	$(51)

Our net deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. As of December 31, 2025, a deferred tax asset of $22 million is reported in Other assets and a deferred tax liability of $64 million is reported in Other liabilities in the Consolidated Statements of Condition.
We evaluate the need for a deferred tax asset valuation allowance based on a more likely than not standard. Our evaluation is based on our history of reporting positive taxable income in all relevant tax jurisdictions, the length of time available to utilize the net operating loss carryforwards, and the recognition of taxable income in future periods from taxable temporary differences.
At December 31, 2025, we had a state deferred tax asset for net operating losses of $8 million (net of federal tax impact) related to total state net operating loss carryforwards of $172 million at December 31, 2025, that expire if unused by 2033. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately, determined the amount of net operating loss available and estimated the amount that we expected to expire unused. Based on this assessment, we maintained a valuation allowance of $4 million as of December 31, 2025 and 2024.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table presents our income tax (benefit)/expense:

	Year Ended December 31,
	2025	2024	2023
Federal – current	$26	$126	$156
State and local – current	16	25	59
Total current	42	151	215
Federal – deferred	(45)	(336)	(137)
State and local – deferred	(18)	(75)	(49)
Total deferred	(63)	(411)	(186)
Income tax (benefit)/expense reported in net income	(21)	(260)	29
Income tax impact reported in stockholders’ equity related to:
Securities available-for-sale	66	(24)	15
Pension liability adjustments	5	(2)	6
Cash flow hedge	(17)	12	(14)
Total income taxes	$33	$(274)	$36

The following table presents a reconciliation of statutory federal income tax (benefit)/expense to income tax (benefit)/expense reported in net income for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
Statutory federal income tax at 21%	$(42)	21.0%	$(289)	20.9%	$(10)	21.0%
State and local income taxes, net of federal income tax effect(1)	(2)	1.1%	(39)	2.9%	8	(16.5)%
Federal tax credits	(7)	3.4%	(14)	1.0%	(31)	63.8%
Nontaxable or nondeductible items
Non-deductible FDIC deposit insurance premiums	37	(18.8)%	66	(4.8)%	16	(33.0)%
Non-taxable or deductible bargain gain	—	—%	25	(1.8)%	(447)	909.0%
Non-taxable expense of bank-owned life insurance	(10)	5.2%	(9)	0.7%	(9)	18.5%
Tax exempt income	(8)	4.2%	(8)	0.6%	(6)	11.3%
Effect of tax deductibility of deferred compensation	3	(1.4)%	3	(0.2)%	(3)	6.2%
Non-deductible executive compensation	7	(3.5)%	—	—%	—	—%
Non-deductible goodwill impairment	—	—%	—	—%	509	(1035.1)%
Other	—	—%	6	(0.5)%	—	(0.8)%
Other, net	1	(0.6)%	(1)	0.1%	2	(4.0)%
Total income tax (benefit)/expense	$(21)	10.6%	$(260)	18.9%	$29	(59.6)%
(1)States taxes in the following states made up the majority of the category or greater than 50% of the tax effected category:
2025-New York State, New York City, New Jersey, California and Texas
2024-New York State and New York City
2023-New York State, New York City, New Jersey, California, Georgia, Illinois, Florida, Virginia and Arizona

We invest in affordable housing projects through limited partnerships that generate federal low income housing tax credits. The balances of these investments, which are included in Other assets in the Consolidated Statements of Condition, were $296 million and $335 million, respectively, at December 31, 2025 and 2024. We elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2025, 2024, and 2023 were $46 million, $41 million, and $34 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $39 million, $37 million, and $30 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2025, 2024, and 2023.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The amount of income taxes paid (net of refunds) is as follows:

	Year Ended December 31,
	2025	2024	2023
US Federal	$—	$(8)	$9
US State and Local
State Taxes:
New York State	10	9	13
New Jersey	(1)	1	(2)
California	*	1	8
Illinois	*	1	2
Florida	*	2	2
Maryland	*	1	*
Massachusetts	*	1	*
Texas	2	2	*
Indiana	*	1	1
Other	—	4	11
Local Taxes:
New York City	2	*	*
Total state and local	$13	$23	$35
Total	$13	$15	$44
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

At of December 31, 2025 and 2024, we had $43 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits that would have effected the effective tax rate, if recognized, was $35 million and $34 million at December 31, 2025 and 2024, respectively.
Interest and penalties related to the underpayment of income taxes are classified as a component of Income tax (benefit)/ expense in the Consolidated Statements of (Loss) Income. During the years ended December 31, 2025, 2024, and 2023, we recognized income tax expense attributed to interest and penalties of $9 million, $8 million, and $8 million, respectively. Accrued interest and penalties on tax liabilities were $51 million and $42 million, respectively, as of December 31, 2025 and 2024.

The following table summarizes changes in the liability for unrecognized gross tax benefits:

	Year Ended December 31,
	2025	2024	2023
Uncertain tax positions at beginning of year	$43	$42	$40
Additions for tax positions relating to current-year operations	1	1	1
Additions for tax positions relating to prior tax years	—	—	2
Subtractions for tax positions relating to prior tax years	(1)	—	(1)
Uncertain tax positions at end of year	$43	$43	$42

We file tax returns in many states. Generally, the tax returns are open by statue for years 2022 through present, unless extended due to examination.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following notable income tax filings are currently under examination:

Jurisdiction	Period
Federal income tax	2019-2021
New York State income tax	2010-2021
New York City income tax	2011-2014, 2016-2021
Illinois income tax	2018-2019, 2020-2023
California	2021-2022
We are subject to a special federal tax provision regarding our frozen tax bad debt reserve. At December 31, 2025, our federal tax bad debt base-year reserve was $62 million, with a related federal deferred tax liability of $13 million which has not been recognized since we do not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of our stock or certain excess distributions by us.

Note 14 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs and stock options through the Flagstar Bank, N.A. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Rule 303A.08 of the NYSE. As of December 31, 2025, we have authorized 7,864,135 shares available for grant.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$61	$54	$48
Tax benefit	11	9	12

Restricted Stock

During the year ended December 31, 2025, we granted 5,218,859 shares of restricted stock, which vest over a one to three year period, with an average fair value of $11.57 per share on the date of grant, during the year ended 2025.

The following table summarizes RSU activity for the period indicated:

	Year Ended December 31, 2025
	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2025	7,621,331	$17.20
Granted(1)	5,218,859	11.57
Vested	(1,962,003)	16.48
Forfeited	(3,761,901)	14.76
Unvested as of December 31, 2025	7,116,286	14.48
(1)The number of shares granted during the year ended December 31, 2024 and 2023 were 5,280,114 and 9,995,495, respectively with an average fair value of $10.23 and $10.24 per share on the date of grant, respectively.

As of December 31, 2025, unrecognized compensation cost relating to unvested restricted stock totaled $69 million. This amount will be recognized over a remaining weighted average period of 1.9 years.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Stock Options
The following table summarizes stock option activity for the period indicated:

	Year Ended December 31, 2025
Stock Options	Number of Options	Weighted- Average Exercise Price per Share
Outstanding as of January 1, 2025	12,083,000	$8.69
Granted	—	—
Vested	(5,000,000)	8.73
Forfeited	(1,000,000)	9.21
Unvested as of December 31, 2025	6,083,000	8.41
Exercisable as of December 31, 2025	6,250,000
As of December 31, 2025, the remaining amount of unamortized compensation expense relating to stock options totaled $26 million and will be recognized over a remaining weighted average period of 1.4 years.
Note 15 - Derivative and Hedging Activities

The following tables set forth information regarding our derivative financial instruments:

	December 31, 2025				December 31, 2024
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$3,993	$—	$—	2027-2029	$—	$—	$—
Derivatives not designated as hedging instruments:
Rate lock commitments	$241	$4	$1	2026	$563	$3	$3	2025
Mortgage-backed securities forwards	203	—	1	2026	344	7	2	2025
Interest rate swaps	3,926	19	21	2025-2027	3,323	15	30	2024-2041
Interest rate caps	2,000	3	—	2028	—	—	—

During the year ended 2024, we terminated interest rate swaps with a notional value of $5.5 billion that were designated as a cash flow hedge associated with FHLB advances. During the year ended December 31, 2025 and 2024, we repaid $2.0 billion and $2.8 billion, respectively, of FHLB advances that were associated with the terminated interest rate swaps resulting in us reclassifying $20 million and $28 million of net unrealized gains, respectively, out of AOCL and into interest expense.

The following amounts were recorded in the Consolidated Statements of Condition related to items designated and qualifying as hedged items in a fair value hedging relationship:

	December 31, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$1,016	$14	$—	$—
GSE CMOs	1,957	7	—	—
GSE debentures	1,297	10	—	—
Debt securities available-for-sale(1)	$4,270	$31	$—	$—
Loans and leases held-for-investment(2)	$5,073	$(2)	$5,861	$(18)
(1)During the year ended 2025, 2024, and 2023, the amount recorded in Interest income - Securities and money market investments in the Consolidated Statement of Income was immaterial.
(2)Relates to hedges on multi-family loans that were discontinued in 2024. During the year ended 2025, 2024, and 2023, the amount recorded to Interest income - Loans and leases in the Consolidated Statement of Income was $13 million, $30 million, and $24 million, respectively.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral as of December 31, 2025 and 2024. No amounts were netted in the Consolidated Statements of Condition.

	December 31, 2025
	Gross Amounts Not Offset in the Statements of Condition
	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives designated hedging instruments:
Interest rate swaps	$—	$76
Derivatives not designated as hedging instruments:
Assets
Interest rate swaps	19	—
Total derivative assets	$19	$—
Liabilities
Mortgage-backed securities forwards	$1	$1
Interest rate swaps	21	34
Total derivative liabilities	$22	$35

	December 31, 2024
	Gross Amounts Not Offset in the Statements of Condition
	Financial Instruments	Cash Collateral Pledged (Received)
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$(2)
Interest rate swaptions	15	(3)
Total derivative assets	$22	$(5)
Liabilities
Mortgage-backed securities forwards	$2	$10
Interest rate swaps	30	47
Total derivative liabilities	$32	$57

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Derivatives not Designated as Hedging Instruments

The following table presents the net gain (loss) recognized in income on derivatives not designated as hedging instruments, net of the impact of offsetting positions:

		Year Ended December 31,
		2025	2024	2023
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$—	$2	$1
Interest rate swaps and swaptions	Net return on mortgage servicing rights	—	(38)	(34)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	—	(18)	(15)
Rate lock and Forward commitments	Net gain on loan sales and securitizations	(3)	23	2
Interest rate swaps (1)	Fee income	4	—	—
Interest rate swaps (1)	Other non-interest income	—	—	(1)
Total derivative (loss) gain		$1	$(31)	$(47)
(1) Includes customer-initiated commercial interest rate swaps.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Statements of Condition that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2025	2024
Cash and due from banks	$553	$434
Interest-earning deposits and other securities with financial institutions	5,341	14,996
Restricted cash included in other assets	83	129
Total	$5,977	$15,559

Note 16 - Intangible Assets

Intangible Assets

As of December 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(332)	$368	$700	$(229)	$471
Other intangible assets	21	(8)	13	26	(9)	17
Core deposit and other intangibles	$721	$(340)	$381	$726	$(238)	$488

The following table presents our amortization expense for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$107	$136	$126

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024, the weighted average amortization period for our CDI and other intangible assets is seven years and five years, respectively.

The estimated amortization expense of our CDI and other intangible assets for the next five years and beyond is as follows:

Amortization Expense
2026	$93
2027	80
2028	68
2029	55
2030	41
2031 and beyond	44
Total	$381

Goodwill

Our 2023 assessment concluded that goodwill from historical transactions was fully impaired as of December 31, 2023. As a result, we recorded an impairment charge of the entire goodwill balance of $2.4 billion in the year ended December 31, 2023.

Note 17 - Capital

We are subject to regulation, examination, and supervision by the OCC. We are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). As of December 31, 2025 and 2024, our capital measures continued to exceed the minimum federal requirements, and as a result we are categorized as "Well Capitalized."

The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios, as well as the respective minimum regulatory capital requirements, at that date:

	Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual capital	$7,845	12.83%	$8,348	13.66%	$9,921	16.23%	$8,348	9.22%
Minimum for capital adequacy purposes	2,751	4.50	3,668	6.00	4,890	8.00	3,623	4.00
Excess	$5,094	8.33%	$4,680	7.66%	$5,031	8.23%	$4,725	5.22%
December 31, 2024
Actual capital	$7,997	11.83%	$8,501	12.57%	$10,238	15.14%	$8,501	7.68%
Minimum for capital adequacy purposes	3,043	4.50	4,057	6.00	5,409	8.00	4,428	4.00
Excess	$4,954	7.33%	$4,444	6.57%	$4,829	7.14%	$4,073	3.68%

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 18 - Fair Value Measurement

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and that were included in the Consolidated Statements of Condition at those dates:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$11,824	$—	$11,824
GSE certificates	—	999	—	999
Private label CMOs	—	136	23	159
Total mortgage-related debt securities	$—	$12,959	$23	$12,982
Other debt securities available-for-sale:
GSE debentures	$—	$1,296	$—	$1,296
U. S. Treasury obligations	1,017	—	—	1,017
Asset-backed securities	—	213	—	213
Corporate bonds	—	144	—	144
Municipal bonds, foreign notes, and capital trust	—	49	—	49
Total other debt securities	$1,017	$1,702	$—	$2,719
Total debt securities available-for-sale	$1,017	$14,661	$23	$15,701
Equity securities:
Mutual funds and common stock	$51	$14	$—	$65
Total equity securities	$51	$14	$—	$65
Total securities	$1,068	$14,675	$23	$15,766
Loans held for sale
Residential first mortgage loans	$—	$193	$—	$193
Commercial real estate(2)	—	48	—	48
Derivative assets
Interest rate swaps	—	19	—	19
Rate lock commitments (fallout adjustments)	—	—	4	4
Interest rate caps	—	3	—	3
Total assets at fair value	$1,068	$14,938	$27	$16,033
Derivative liabilities
Interest rate swaps	$—	$21	$—	$21
Rate lock commitments	—	—	1	1
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$22	$1	$23
(1)The change in the fair value due to significant unobservable inputs was immaterial.
(2)Includes ADC loans.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$7,304	$—	$7,304
GSE certificates	—	1,106	—	1,106
Private label CMOs	—	130	33	163
Total mortgage-related debt securities	$—	$8,540	$33	$8,573
Other debt securities available-for-sale:
GSE debentures	$—	$1,203	$—	$1,203
Corporate bonds	—	308	—	308
Asset-backed securities	—	236	—	236
Municipal bonds, foreign notes, and capital trust	—	82	—	82
Total other debt securities	$—	$1,829	$—	$1,829
Total debt securities available-for-sale	$—	$10,369	$33	$10,402
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Loans held for sale
One-to-four family first mortgage	$—	$382	$—	$382
Commercial real estate(1)	—	182	—	182
Derivative assets
Interest rate swaps	—	15	—	15
Mortgage-backed securities forwards	—	7	—	7
Rate lock commitments (fallout adjustments)	—	—	3	3
Mortgage servicing rights	—	—	26	26
Total assets at fair value	$—	$10,969	$62	$11,031
Derivative liabilities
Interest rate swaps and swaptions	$—	$30	$—	$30
Rate lock commitments	—	—	3	3
Mortgage-backed securities forwards	—	2	—	2
Total liabilities at fair value	$—	$32	$3	$35
(1)Includes ADC loans.

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

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024:

	Fair Value Measurements as of December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,784	$2,784
Loans held for sale	—	24	—	24
Other assets(2)	—	—	31	31
Total	$—	$24	$2,815	$2,839
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements as of December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,469	$2,469
Loans held for sale	—	335	—	335
Other assets(2)	—	—	52	52
Total	$—	$335	$2,521	$2,856
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
The fair values of collateral-dependent loans are determined using various valuation techniques, including appraisal values less costs to sell or other observable market data

Other Fair Value Disclosures
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

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Bank’s Consolidated Statements of Condition:

	December 31, 2025
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$5,894	$5,894	$5,894		$—		$—
FHLB and FRB stock (1)	973	973	—		973		—
Loans and leases held for investment, net(2)	59,702	56,605	—		—		56,605
Financial Liabilities:
Deposits	$66,000	$65,991	$45,157	(3)	$20,834	(4)	$—
Borrowed funds	12,184	11,972	—		11,972		—
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
(4)Includes CDs.

The methods and significant assumptions used to estimate fair values for our financial instruments are described below:

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks and federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Federal Home Loan Bank Stock
Ownership in equity securities of the FHLB is generally restricted and there is no established liquid market for their resale; therefore the estimated fair value of the FHLB securities is assumed to equal their carrying value.

Loans and leases
We disclose the fair value of loans measured at amortized cost using an exit price notion. We determine the fair value on substantially all of our loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Year Ended December 31,
	2025	2024	2023
Assets
Loans held for sale
Net gain on loan sales	$26	$47	$43

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31,
	2025			2024
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$6	$7	$1	$4	$4	$—
Total non-accrual loans	$6	$7	$1	$4	$4	$—
Accrual loans:
Loans held for sale	$230	$234	$4	$553	$560	$7
Loans held for investment	—	—	—	67	66	(1)
Total accrual loans	$230	$234	$4	$620	$626	$6
Total loans:
Loans held for sale	$236	$241	$5	$557	$564	$7
Loans held for investment	—	—	—	67	66	(1)
Total loans	$236	$241	$5	$624	$630	$6

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 19 - Mezzanine and Stockholders' Equity

	December 31, 2025					December 31,
Preferred Stock Series	Shares Authorized (1)	Shares Issued (2)	Shares Outstanding (3)	Par Value	Liquidation Preference Per Share	2025	2024
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	5,000,000	515,000	515,000	$0.01	$1,000	$503	$503
Fixed Rate Perpetual Noncumulative Convertible Series B	267,062	192,062	750	$0.01	$—	1	1
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	523,369	—	—	$0.01	$2,000	$—	$—
Non-Voting Common Equivalent Series D	315,000	45	15	$0.01	$0.0001	$—	$—
(1)As of December 31, 2024, we authorized 5,000,000 shares of 6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A stock, 267,062 shares of Fixed Rate Perpetual Noncumulative Convertible Series B stock, 523,369 shares of 13.00% Fixed Rate Perpetual Noncumulative Convertible Series C stock, and 315,000 shares of Non-Voting Common Equivalent Series D stock.
(2)As of December 31, 2024, we issued 515,000 shares of 6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A stock, 192,062 shares of Fixed Rate Perpetual Noncumulative Convertible Series B stock, 256,307 shares of 13.00% Fixed Rate Perpetual Noncumulative Convertible Series C stock, and 45 shares of Non-Voting Common Equivalent Series D stock.
(3)As of December 31, 2024, there were 515,000 outstanding shares of 6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A stock, 750 outstanding shares of Fixed Rate Perpetual Noncumulative Convertible Series B stock, no outstanding shares of 13.00% Fixed Rate Perpetual Noncumulative Convertible Series C stock, and 15 outstanding shares of Non-Voting Common Equivalent Series D stock.

Series A Preferred stock

Each Series A preferred depositary share represents 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the years ended December 31, 2025 and 2024, we paid $33 million and $33 million, respectively, of dividends on our Series A preferred stock.

Series B Preferred Stock

As of December 31, 2025, the outstanding shares of Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250 thousand shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in our control. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the years ended December 31, 2025 and 2024, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,479.42 as of December 31, 2025 ($7.43 per common share assuming full conversion). At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315 thousand shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. Series D NVCE Stock is convertible into common stock at a conversion rate of 333 common shares per one share of Series D NVCE or approximately 105 million shares of common stock.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Treasury Stock Repurchases

As of December 31, 2025, we have repurchased a total of 10 million shares of our common stock at an average price of $28.60 or an aggregate purchase price of $286 million. As a result of the Reorganization, no share repurchase programs are active as of December 31, 2025.
Note 20 - Commitments and Contingencies

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of loan originations, as well as commercial, performance and financial stand-by letters of credit, which are not included on our Consolidated Statements of Condition.

The following table summarizes our off-balance sheet commitments to originate loans and letters of credit:

	December 31,
	2025	2024
Multi-family and commercial real estate(1)	$553	$2,478
One-to-four family including interest rate locks	1,031	725
Other loan commitments	9,099	9,837
Total loan commitments	$10,683	$13,040
Stand-by letters of credit	628	803
Total commitments(2)	$11,311	$13,843
(1)Includes ADC loans.
(2)The allowance for unfunded commitments is $55 million and $50 million as of December 31, 2025 and December 31, 2024, respectively, and is included in Other liabilities.

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The contractual amount of standby letters of credit represents the maximum potential amount of future payments that we could be required to make and represents our maximum credit risk. We utilize the same credit policies in making commitments and conditional obligations as funded loans.
Legal Proceedings

We are involved in various legal actions arising in the ordinary course of our business, including stockholder, class and derivative actions. The outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies is uncertain, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to: (i) the business and disclosure practices of acquired companies, including our acquisition of Flagstar Bancorp and the purchase and assumption of certain assets and liabilities of Signature Bridge Bank, N.A. (“Signature”), (ii) the capital raise transaction we completed in March of 2024, (iii) our past material weaknesses in internal control over financial reporting, (iv) past cyber security breaches, and (v) recent events and circumstances involving the Bank, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of the Bank (and associated stock price volatility and changes).
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. As of December 31, 2025 and 2024, the accrual for legal actions was immaterial. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate that the range of reasonably possible losses in excess of amounts accrued at December 31, 2025 is immaterial.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

There can be no assurance: (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation, investigations or regulatory proceedings, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. We may incur significant legal expenses in defending such litigation, or as a result of our involvement in such investigations or regulatory proceedings, during the pendency of these matters, and in connection with any other potential cases, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations.
Securities Litigation
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
On December 19, 2024, another purported shareholder of Flagstar filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Bank and certain current and former directors and executive officers of Flagstar. This additional purported class action alleged substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. On April 28, 2025, the Court entered a stipulated order consolidating the Lemm and Garfield matters. The action formerly known as Lemm was then recaptioned by the Court to In re: New York Community Bancorp, Inc. Securities Litigation. On August 8, 2025, Flagstar and the individual defendants filed a motion to dismiss for this matter which is pending decision by the Court. We are vigorously defending the allegations set forth in the purported class action complaints and also intend to vigorously defend any related actions.

Flagstar's former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of Flagstar’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of New York State (Nassau County). These actions, which also name Flagstar as a nominal defendant and seek unspecified compensatory damages and certain corporate governance and internal procedures reforms, allege claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaints relate to disclosures concerning our business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in our public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of Flagstar during such period. The parties filed a stipulated motion to consolidate and stay the related matters, pending the entry of a decision on the defendants' motions to dismiss in the related federal securities class action, which was granted by the court on August 18, 2025. The order re-captioned the action as In Re: New York Community Bank Stockholder Derivative Litigation. Plaintiffs filed a consolidated complaint on October 29, 2025. Flagstar has filed a notice to remove the Podems state derivative action to federal court. On March 3, 2025, the federal magistrate granted Podems’ motion to remand the derivative case back to New York state court. Flagstar filed an objection. On April 9, 2025, the judge entered an order adopting the Magistrate Judge’s Report and Recommendation recommending that the Court grant Plaintiff’s motion to remand the case to state court. Therefore, the Podems matter will now proceed in the Supreme Court of New York, Nassau County. On May 27, 2025, the court entered a stipulated order to stay the Podems action in New York State court until the resolution of the motion to dismiss the federal securities class action. Flagstar and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Cyber breach incidents

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

On August 8, 2025, the parties reached a global settlement for both In re: Flagstar December 2021 Data Security Incident Litigation and Phillip Angus et al v. Flagstar Bank. The settlement, which requires court approval would fully resolve the common law and statutory claims of all potential claimants associated with the combined lawsuits. In order to consolidate the two data breach cases, In re: Flagstar December 2021 Data Security Incident Litigation was reassigned to the judge presiding over Phillip Angus et al v. Flagstar Bank. An order was issued on August 25, 2025, closing out In re: Flagstar December 2021 Data Security Incident Litigation and consolidating the two cases into the Angus matter (Case No. 2:21-cv-10657 (E.D. Mich.). As part of the global settlement process, Plaintiffs first filed a consolidated class action complaint on September 24, 2025 and then, on October 1, 2025, filed an unopposed Motion for Preliminary Approval of Class Settlement with the Court. On January 15, 2026, the court scheduled a hearing on the Motion for Preliminary Approval of Class Action Settlement. On February 20, 2026, following a hearing, the Court requested the Plaintiff's submit a written order to the Court for its approval. We await entry of the Order granting preliminary approval.

The third set, captioned In re: MOVEit Customer Data Security Breach Litigation, MDL No.1:23-md-03083-ADB-PGL, includes four purported class action lawsuits filed against Flagstar Bank, N.A in October 2023 that are part of the United States Judicial Panel on Multidistrict Litigation (JPML) case, captioned as, In Re MOVEit Customer Data Security Breach Litigation pending in the United States District Court for the District Court of Massachusetts. The class actions involving Flagstar allege claims of negligence, breach of contract, unjust enrichment, and other claims related to the MOVEit data breach, and seek unspecified compensatory and punitive damages. Litigation involving Flagstar is currently stayed pending ongoing court proceedings against a representative group of the larger class actions and which are intended to address critical legal and factual issues common to the parties.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

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
Pursuant to the terms of the Agreement, Flagstar Bank was not required to make a cash payment to the FDIC on March 20, 2023, as consideration for the acquired assets and assumed liabilities. Any items identified that affected the bargain gain were recorded in the period they were identified as a result of ongoing discussion that impacted the assets and liabilities acquired or assumed through the three months end March 31, 2024. Due to the complexity of the transaction that included only certain assets and liabilities of Signature and the servicing agreement, which ceased on March 20, 2024, Flagstar Bank remains engaged with the FDIC regarding the net settlement of historical activity and the amounts assumed at the transaction date as well as the balances of certain assets and liabilities at the time of the Signature Transaction. This is expected to take time to resolve and may result in net settlement payments to or from the FDIC which could impact other income or expense which, although not expected, could be material to the financial statements in future periods.
Interest on Escrow Preemption
Flagstar Bank is pursuing an appeal of a trial court’s decision that it had violated California Civil Code section 2954.8(a), which requires financial institutions to pay at least 2% interest annually on escrow accounts associated with mortgage loans. Plaintiffs filed a class action lawsuit, asserting that Flagstar's refusal to pay interest on California mortgage escrow accounts was an unlawful business act or practice under California law. In response, Flagstar argued that applicable California law was preempted by the NBA because it significantly interfered with Flagstar’s exercise of its federal powers. The district court certified a class of California borrowers, rejected Flagstar’s preemption argument, and granted Plaintiffs’ motion for summary judgment on liability, holding Flagstar liable for failing to pay interest on escrowed funds. The court later enjoined Flagstar to pay interest going forward, and awarded the class $9.3 million in restitution and prejudgment interest. Flagstar then posted a bond with the trial court to stay enforcement of the judgment while Flagstar appealed. The 9th Circuit Court of Appeals affirmed the district court’s preemption holding, based on Lusnak v. Bank of America, N.A., 883 F.3d 1185 (9th Cir. 2018), wherein the Court ruled that the NBA did not preempt California’s interest on escrow statute as applied to another national bank.

In Cantero v. Bank of America, N.A., 49 F.4th 121 (2d Cir. 2022), a separate action not involving Flagstar, the Second Circuit reached a contrary conclusion about preemption of New York’s interest-on-escrow law. Both Flagstar and the Cantero plaintiffs petitioned the Supreme Court for certiorari to resolve the conflict. The Supreme Court granted certiorari in Cantero and reversed. The Court held instead that in applying Dodd-Frank’s codified Barnett Bank standard, courts must conduct a “nuanced comparative analysis” lining up the challenged state law against those the Supreme Court previously examined in its precedents “on which Barnett Bank relied.” On June 10, 2024, the Supreme Court granted Flagstar’s certiorari petition, vacated the panel’s initial decision, and remanded “for consideration in light of Cantero” Flagstar Bank, N.A. v. Kivett, No. 22-349.

On remand, the panel issued a new memorandum disposition decision similar to its pre-Cantero decision and held again that Lusnak’s “unqualified” language controlled and thus California law was not preempted. After Flagstar sought panel rehearing or rehearing en banc, the panel requested supplemental briefing and argument. The panel then issued a new published decision, again affirming the district court’s preemption holding. On November 17, 2025, Flagstar filed its petition for re-hearing en banc, arguing a rehearing is warranted in order to bring the Ninth Circuit’s precedents in line with Cantero.

In November, 2025, the OCC and supporting trade groups filed amicus briefs in support of Flagstar’s rehearing petition. On December 8, 2025, the Ninth Circuit ordered plaintiffs to respond to Flagstar’s petition for rehearing en banc. Plaintiff’s response to Flagstar's petition was filed on January 28, 2026. Flagstar has vigorously defended this action, and intends to continue its defense in this matter by pursuing all available appellate recourse.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Note 21 - Employee Benefits

Retirement Plan

The Retirement Plan of Flagstar Bank, N.A. (the “Retirement Plan”) covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the plan was frozen. Once frozen, the plan ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements.

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
	2025	2024
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$106	$115
Interest cost	5	5
Actuarial (gain) loss	1	(6)
Annuity payments	(6)	(7)
Settlements	(2)	(1)
Projected benefit obligation at end of year	$104	$106
Change in Plan Assets:
Fair value of assets at beginning of year	$246	$253
Actual return on plan assets	34	—
Annuity payments	(6)	(6)
Settlements	(2)	(1)
Fair value of assets at end of year	$272	$246
Funded status (included in Other assets)	$168	$140
Changes recognized in other comprehensive income (loss) for the year ended December 31:
Amortization of actuarial loss	$(3)	$(3)
Net actuarial (gain) loss arising during the year	(17)	10
Total recognized in other comprehensive income (loss) for the year (pre-tax)	$(20)	$7
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Actuarial loss, net	$29	$49
Total accumulated other comprehensive loss (pre-tax)	$29	$49

The accumulated benefit obligation for the Retirement Plan was $104 million and $106 million as of December 31, 2025 and 2024, respectively.

In 2026 less than one million dollars of unrecognized net actuarial loss related to the Retirement Plan are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost, compared with $3 million in 2025. The discount rates used to determine the projected benefit obligation at December 31, 2025 and 2024 were 5.16 percent and 5.38 percent, respectively.
The components of net periodic pension expense (income) were as follows for the years indicated:

	Years Ended December 31,
	2025	2024	2023
Components of net periodic pension (income):
Interest cost	$5	$5	$5
Expected return on plan assets	(16)	(17)	(14)
Amortization of net actuarial loss	3	3	7
Net periodic pension (income)	$(8)	$(9)	$(2)

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2025	2024	2023
Discount rate	5.38%	4.73%	4.92%
Expected rate of return on plan assets	6.75	6.75	6.25

The long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations and will achieve long-term growth in assets.

To achieve the Plan's long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the plan sponsor’s risk tolerance and long-term objectives for the Plan:

Asset Allocation Parameters by Asset Class
Equity	Minimum	Target	Maximum
U.S. Large-Cap		27%
U.S. Mid/Small-Cap		14%
Non-U.S.		14%
Total - Equity	45%	55%	65%

Fixed Income
Long/Intermediate Duration		43%
Money Market/Cash Equivalents		2%
Total - Fixed Income/Cash Equivalents	35%	45%	55%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

The following tables present information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2025 and as of December 31, 2024:

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value	$14	$14	$—	$—
Large-cap core	19	19	—	—
Mid-cap core	18	18	—	—
Small-cap core	19	19	—	—
International growth	26	26	—	—
International value	13	13	—	—
Large-cap growth	27	27	—	—
Mutual Funds Fixed Income - Intermediate - Core Plus	110	110	—	—
Common Stock	12	12	—	—
Common/Collective Trust-Equity Large cap value	14	—	14
	$272	$258	$14	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value	$14	$14	$—	$—
Large-cap core	21	21	—	—
Mid-cap core	17	17	—	—
Small-cap core	17	17	—	—
International growth	18	18	—	—
International value	12	12	—	—
Large-cap growth	28	28	—	—
Mutual Funds Fixed Income - Intermediate - Core Plus	96	96	—	—
Common Stock	9	9	—	—
Common/Collective Trust-Equity Large cap value	14	—	14	—
	$246	$232	$14	$—

Current Asset Allocation
The asset allocations for the Retirement Plan were as follows:

	December 31,
	2025	2024
Equity securities	60%	61%
Debt securities	40%	39%
Total	100%	100%

Expected Contributions
We did not make any contributions to the Retirement Plan in the years ended December 31, 2025, 2024, and 2023. We do not expect to contribute to the Retirement Plan in 2026.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

Expected Future Annuity Payments
The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

2026	$9
2027	8
2028	8
2029	8
2030	8
2031 and thereafter	41
Total	$82

Qualified Savings Plan (401(k) Plan)

We maintain a defined contribution qualified savings plan in the form of a 401(k) plan in which all employees are eligible to participate on their date of hire. We match a portion of employee 401(k) plan contributions which totaled $22 million, $28 million, and $21 million for the years ended December 31, 2025 and 2024, and 2023, respectively.
Note 22 - Business Combinations

Signature Bridge Bank

On March 20, 2023, we entered into a Purchase and Assumption Agreement (the “Agreement”) with the FDIC, as receiver (the "FDIC Receiver") of Signature Bridge Bank, N.A. (“Signature”) to acquire certain assets and assume certain liabilities of Signature (the “Signature Transaction”). In connection with the Signature Transaction we assumed all of Signature’s branches. We acquired only certain parts of Signature we believed to be financially and strategically complementary that were intended to enhance our future growth.

Pursuant to the terms of the Agreement, we were not required to make a cash payment to the FDIC on March 20, 2023, as consideration for the acquired assets and assumed liabilities. Any items identified that affected the bargain gain were recorded in the period they were identified as a result of ongoing discussion that impacted the assets and liabilities acquired or assumed through the three months ended March 31, 2024.

As part of the consideration for the Signature Transaction, we granted the FDIC equity appreciation rights in our common stock under an equity appreciation instrument (the "Equity Appreciation Instrument"). On March 31, 2023, we issued 13,010,668 shares of common stock to the FDIC pursuant to the Equity Appreciation Instrument. On May 19, 2023, the FDIC completed the secondary offering of those shares.

We determined that the Signature Transaction constituted a business combination as defined by Accounting Standards Codification 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Accordingly, the assets acquired and liabilities assumed were recorded based on their preliminary estimated fair values as of March 20, 2023, which were adjusted through March 20, 2024 based on changes to those preliminary estimates.

Under the Agreement, we provided certain services to the FDIC to assist the FDIC in its administration of certain assets and liabilities which were not assumed by us, and which remain under the control of the FDIC (the “Interim Servicing”). The Interim Servicing included activities related to the servicing of loan portfolios not acquired on behalf of the FDIC until March 20, 2024. The FDIC reimbursed us for costs associated with the Interim Servicing based upon an agreed upon fee which approximated the cost to provide such services. Based on the intent to reimburse us for the costs to service the loans, neither a servicing asset nor servicing liability was recognized. We did not enter into a loss sharing arrangement with the FDIC in connection with the Signature Transaction.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

A summary of the bargain purchase gain is as follows:

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

During the Measurement Period, we recorded adjustments to the estimated fair value of loans and leases acquired based on information received after the transaction date and to adjust other assets and accrued expenses and other liabilities for balances ultimately retained by the FDIC. We also recognized a net change in the deferred tax liability due to the measurement period adjustments and the secondary offering of shares completed by the FDIC.

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

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

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

Core Deposit Intangible

CDI is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI was determined using a discounted cashflow methodology which considered discount rate, customer attrition rates, and other relevant market assumptions. This method estimated the fair value by discounting the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the Signature Transaction will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Bank evaluates such identifiable intangibles for impairment when an indication of impairment exists.

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

Unaudited Pro Forma Information – Signature Transaction

The Bank’s operating results for the year ended December 31, 2023 include the operating results of the acquired assets and assumed liabilities of Signature subsequent to the acquisition on March 20, 2023. Due to the use of multiple systems and integration of the operating activities into those of the Bank, historical reporting for the former Signature operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

Table of Contents             Flagstar Bank, National Association
Notes to the Consolidated Financial Statements

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

Note 23 - Segment Reporting

Our chief operating decision maker is the Chief Executive Officer. We have evaluated our operating structure and determined that we operate in one reportable segment, which constitutes our only operating segment. Our chief operating decision maker regularly evaluates the performance of the business as a whole, with financial results reviewed on a consolidated basis.

Given the current focus on our operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the company. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably NII, which led to the decision to sell certain portions of our business and certain loan portfolios. Our significant revenues and expenses are reported on the face of the Consolidated Statements of (Loss) Income. As a result, our financial performance is reviewed as a single operating segment.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, as of the end of the period covered by this report, the Bank's Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bank files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting

Management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Bank’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Management of the Bank assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2025. Management's assessment is based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and was designed to provide reasonable assurance that the Bank maintained effective internal control over financial reporting as of December 31, 2025. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by KMPG LLP (PCAOB ID: 185), an independent registered public accounting firm, as stated in its report included herein.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in Part II - Item 9A. of the Bank's Annual Report on Form 10-K for the year ended December 31, 2024, management previously identified the following material weaknesses in our internal control over financial reporting:

Risk assessment – We lacked effective periodic risk assessment processes to identify and timely respond to emerging risks in certain financial reporting processes and related internal controls, including independent Credit Review, that were responsive to changes in the business operations and regulatory and economic environments in which the Bank operates.

Monitoring – Our recurring monitoring activities over process level control activities, including independent Credit Review, were not operating effectively.

Control activities – We did not sufficiently maintain effective control activities related to independent Credit Review processes and certain loan data reconciliations. Specifically, our independent Credit Review process controls were ineffective as the Bank lacked the consistent application of an appropriate framework to validate that the ratings were accurate, timely, and appropriately challenged. These ineffective controls impact the Bank's ability to accurately disclose loan rating classifications, identify problem loans, and ultimately recognize the allowance for credit losses on loans and leases.

As a result of these ineffective risk assessment, monitoring, and control activities, the Board was not able to exercise sufficient oversight.

In early 2024, we appointed several new members to the Board with extensive experience as financial experts in our industry and backgrounds in risk management, including a new Lead Independent Director, a new Chairman of the Audit Committee (the "Audit Committee") of the Board and a new Chairman of the RAC. The frequency of Audit Committee meetings have increased substantially, with both the Audit and RAC dedicating sessions related to evaluating credit risk in the portfolio. In addition, we have added a combined joint session of the RAC and the Audit Committee that occurs at least quarterly to discuss our ACL methodology and results.

Management implemented the following actions to address the material weakness in our risk assessment processes:

•Appointed a Chief Risk Officer, a Chief Credit Officer and a new Senior Director of Credit Review, all with large commercial bank credit experience.

•Enhanced the depth and breadth of our independent Credit Review program to make the necessary changes to the scoping approach, risk assessment and related processes, and elevated the overall stature of the independent Credit Review function. We have improved the experience-level of the personnel performing credit reviews.

Management has taken the following actions to address the material weaknesses in our monitoring activities:

•Increased the frequency and nature of reporting from our independent Credit Review function and First-Line Business Units to the Board's RAC.

In support of the Board's risk oversight, management implemented the following actions to address the material weaknesses in our control activities:

•Expanded the use of independent credit analysis and reduced our reliance on tools and analyses prepared by First-Line Business Units.

•Increased the Credit Review team's ability and elevated its stature within the organization to independently challenge risk rating methodologies and results.

•Enhanced the expertise and capacity of the Independent Credit Review function considering the size, complexity and risk profile of the loan portfolios.

•Provided comprehensive risk rating process training to all employees involved in the lending and credit review processes.

•Enhanced processes to identify and assess risks associated with estimating the ACL and improving data governance processes.

•Increased credit review coverage of the portfolio.

Management has completed testing of the implemented controls and found them to be operating effectively. As a result, management has concluded that the material weaknesses in internal control over financial reporting have been remediated as of December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation of the previously identified material weaknesses described in "Remediation of Previously Disclosed Material Weaknesses" above, there have not been any changes in the Bank's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held for fiscal year 2026 (hereafter referred to as our “2026 Proxy Statement”) under the captions “Director Qualifications and Business Experience,” “Executive Officers Who Are Not Directors and Their Business Experience,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees”, and is incorporated herein by this reference.

A copy of our Code of Conduct which is applicable for all employees, including for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Bank, is available on the Investor Relations portion of our website: https://ir.flagstar.com and will be provided, without charge, upon written request to the Corporate Secretary at 102 Duffy Avenue, Hicksville, NY 11801.

The Bank has adopted the FLG Securities Trading Policy and related procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Bank believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards. A copy of the FLG Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Bank’s trading in its own securities, it is the Bank’s policy to comply with the federal securities laws and the applicable NYSE listing requirements.

Item 11.	Executive Compensation

Information regarding executive compensation appears in our 2026 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the Bank’s equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders			7,864,135
Equity compensation plans not approved by security holders			—

Information relating to the security ownership of certain beneficial owners and management appears in our 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, appears in our 2026 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

Information regarding principal accounting fees and services appears in our 2026 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•Reports of Independent Registered Public Accounting Firm;
•Consolidated Statements of Condition at December 31, 2025 and 2024;
•Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2025;
•Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2025;
•Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025; and
•Notes to the Consolidated Financial Statements.

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

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.
2.1	Second Amended and Restated Plan of Merger, dated as of September 22, 2025, by and between Flagstar Financial, Inc. and Flagstar Bank, N.A. (1)
2.2	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.* (2)
2.3	Asset Purchase Agreement, dated as of July 24, 2024, by and between Nationstar Mortgage LLC and Flagstar Bank, N.A.* (2)
3.1	Amended and Restated Articles of Association of Flagstar Bank, National Association (3)
3.2	Amended and Restated Bylaws of Flagstar Bank, National Association (3)
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

4.17	Form of Warrant Certificate for Shares of Series D Non-Voting Common Equivalent Stock
4.18	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
4.19	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Flagstar Bank N.A., Inc. Management Incentive Compensation Plan (as successor in interest)** (5)
10.2	Flagstar Bank N.A., 2012 Stock Incentive Plan (as successor in interest)** (6)
10.3	Flagstar Bank N.A., 2020 Omnibus Incentive Plan (as successor in interest)**(7)
10.4
Amended and Restated Non-Competition and Non-Solicitation Agreement, dated November 28, 2022, by and between Flagstar Bancorp, Inc. (New York Community Bancorp, Inc. as Successor Company) and Alessandro DiNello** (8)

10.5	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (as assumed by New York Community Bancorp, Inc. effective December 1, 2022)** (9)
10.6	Employment Agreement between Flagstar Financial, Inc. and Joseph Otting** (10)
10.7	Employment Agreement between New York Community Bancorp, Inc. and Lee M. Smith** (11)
10.8	Employment Agreement between New York Community Bancorp, Inc. and Reginald E. Davis** (11)
10.9	Employment Agreement, dated June 30, 2025, by and between Flagstar Bank, N.A. and Kris Gagnon** (12)
10.10	Employment Agreement, dated June 30, 2025, by and between Flagstar Bank, N.A. and Richard Raffetto** (12)
10.11	Change in Control Agreement, dated as of April 11, 2025, by and between Flagstar Bank, N.A. and George F. Buchanan** (10)
10.12	Non-Executive Chairman Term Sheet between New York Community Bancorp, Inc. and Alessandro DiNello** (13)
10.13	Form of Stock Executive Stock Option Grant Notice** (14)
10.14	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and Liberty Strategic Capital (CEN) Holdings, LLC (15)
10.15
Form of Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Hudson Bay Capital Management, LP (15)

10.16	Investment Agreement, dated as of March 7, 2024 (as amended on March 11, 2024), by and between New York Community Bancorp, Inc. and affiliates of funds managed by Reverence Capital Partners LLC (15)
10.17	Registration Rights Agreement, dated as of March 11, 2024, by and between New York Community Bancorp, Inc. and the investors in the March 2024 Capital Raise (15)
10.18
Amendment to Registration Rights Agreement, dated as of October 17, 2025, by and among Liberty Strategic Capital (CEN) Holdings, LLC as Anchor Investor, Flagstar Bank, National Association and Flagstar Financial, Inc.(3)

19.1	Securities Trading Policy
21.0	Subsidiaries of the Registrant
22.0	Subsidiary Issuers of Guaranteed Securities (16)
23.0	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (17)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to the Definitive Additional Proxy Materials on Schedule 14A filed with the Securities and Exchange Commission on September 22, 2025 (File No. 1-31565).
(2)Incorporated by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on July 29, 2024 (File No. 1-31565).
(3)Incorporated by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on October 20, 2025 (File No. 1-31565).
(4)Incorporated herein by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(5)Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565).
(6)Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565).
(7)Incorporated by reference to Exhibits filed with the Form 8-K filed with the Securities and Exchange Commission on June 10, 2024 (File No. 1-31565).
(8)Incorporated by reference to Exhibits filed with the Form 8-K filed with the Securities and Exchange Commission on December 1, 2022 (File No. 1-31565).
(9)Incorporated by reference to Exhibit 10.1 to Flagstar Bancorp, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 1-16577)
(10)Incorporated by reference to the Exhibits to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2025 (File No. 333-280398).
(11)Incorporated by reference to Exhibits filed with the Form 10-K for the year ended December 31, 2022 (File No. 1-31565).
(12)Incorporated by reference to Exhibits to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025 (File No. 1-31565).
(13)Incorporated by reference to Exhibits to the Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 8, 2024.
(14)Incorporated by reference to Exhibits to the Registration Statement on Form S-8 (File No. 333-287353), as filed with the Securities and Exchange Commission on May 16, 2025.
(15)Incorporated herein by reference to Exhibits to the Form 8-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 14, 2024.
(16)Incorporated by reference to Exhibits filed with the Form 10-K (File No. 1-31565), as filed with the Securities and Exchange Commission on February 25, 2022.
(17)Incorporated by reference to Exhibits filed with the 10-K (File No. 1-31565), as filed with the Securities and Exchange Commission on March 14, 2024.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	February 27, 2026	Flagstar Bank, National Association
(Registrant)

/s/ Joseph M. Otting
Joseph M. Otting
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Otting	2/27/26	/s/ Lee M. Smith	2/27/26
Joseph M. Otting		Lee M. Smith
President and Chief Executive Officer and Executive Chairman (Principal Executive Officer)		Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Secretary Steven T. Mnuchin	2/27/26	/s/ Bryan L Marx	2/27/26
Secretary Steven T. Mnuchin		Bryan L Marx
Lead Independent Director		Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Milton Berlinski	2/27/26	/s/ Alessandro P. DiNello	2/27/26
Milton Berlinski		Alessandro P. DiNello
Director		Director

/s/ Alan Frank	2/27/26	/s/ Marshall Lux	2/27/26
Alan Frank		Marshall Lux
Director		Director

/s/ Jennifer R. Whip	2/27/26	/s/ Allen Puwalski	2/27/26
Jennifer R. Whip		Allen Puwalski
Director		Director