Form 10-Q
period 2026-03-31
FLAGSTAR BANK, NATIONAL ASSOCIATION
filed 2026-05-07
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2026 was 416,815,122 shares.

FLAGSTAR BANK, NATIONAL ASSOCIATION
FORM 10-Q

ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Condensed Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	GSE	Government-sponsored enterprises
ADC	Acquisition, development, and construction loan	GSIB	Global Systemically Important Bank
ALCO	Asset/Liability Committee	HELOC	Home Equity Line of Credit
AOCL	Accumulated Other Comprehensive Loss	HELOAN	Home Equity Loan
BOLI	Bank-owned life insurance	HQLAs	High-Quality Liquid Assets
C&I	Commercial and industrial loan	HUD	U.S. Department of Housing and Urban Development
CDs	Certificates of deposit	HVCRE	High volatility commercial real estate
CDIs	Core deposit intangibles	LGG	Loans with government guarantees
CFP	Contingent Funding Plan	MBS	Mortgage-backed securities
CMOs	Collateralized mortgage obligations	MSR	Mortgage servicing rights
CRE	Commercial real estate	NBA	National Bank Act
DFA	Dodd-Frank Wall Street Reform and Consumer Protection Act	NII	Net Interest Income
DSCR	Debt service coverage ratio	NIM	Net interest margin
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	NVCE	Non‑Voting Common Equivalent
EPS	Earnings per common share	NYSE	New York Stock Exchange
EVE	Economic value of equity	OCC	Office of the Comptroller of the Currency
EWI	Early Warning Indicators	OREO	Other real estate owned
Fannie Mae	Federal National Mortgage Association	PCD	Purchase credit deteriorated
FCCR	Fixed-charge coverage ratio	PCG	Private client group
FDIC	Federal Deposit Insurance Corporation	PSUs	Performance-Based Restricted Stock Units
FHA	Federal Housing Administration	RSAs	Restricted Stock Awards
FHLB	Federal Home Loan Bank	RSUs	Restricted Stock Units
FOMC	Federal Open Market Committee	SEC	U.S. Securities and Exchange Commission
FRB-NY	Federal Reserve Bank of New York	SOFR	Secured Overnight Financing Rate
Freddie Mac	Federal Home Loan Mortgage Corporation	TDM	Troubled debt modification
GAAP	U.S. generally accepted accounting principles	VIE	Variable Interest Entity
GNMA	Government National Mortgage Association

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Flagstar,” "the Company," “the Bank,” “we,” “us,” and “our” refer to Flagstar Bank, National Association and our consolidated subsidiaries.

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
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our acquisition of Flagstar Bancorp and subsequent purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) past cyber security breaches, and (iv) various recent events and circumstances involving Flagstar, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of Flagstar (and associated stock price volatility and changes);
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
•the ability to achieve anticipated expense reductions and enhanced efficiencies;
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

See Part 1, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Background

Flagstar Bank, National Association, is a national banking association headquartered in Hicksville, New York. At March 31, 2026, we had $87.1 billion of assets, $60.7 billion of loans, $66.8 billion of deposits, and total stockholders’ equity of $8.1 billion.

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

Since initiating this plan in 2024, we have made measurable progress, including making key leadership additions, diversifying our balance sheet and revenue streams, reducing non-core assets, improving our funding mix, enhancing our financial resilience, and improving our liquidity. We believe that the continued successful execution of this plan will drive sustainable earnings and position us to deliver long-term value to shareholders.

RESULTS OF OPERATIONS

Net Income (loss)

For the three months ended March 31, 2026, we reported net income of $21 million compared to net income of $29 million for the three months ended December 31, 2025 and a net loss of $100 million for the three months ended March 31, 2025. The net income attributable to common stockholders for the three months ended March 31, 2026 was $13 million, or $0.03 per diluted share compared to net income attributable to common stockholders of $21 million, or $0.05 per diluted share for the three months ended December 31, 2025 and a net loss attributable to common stockholders of $108 million, or $0.26 per diluted share for the three months ended March 31, 2025.

Net Interest Income

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

Our interest-bearing liabilities are comprised of customer deposits and funds we borrow. The cost of our deposits and most of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The yields on our held for investment loans and investment securities are generally more sensitive to intermediate-term market interest rates. However, a significant portion of our held for investment loans have fixed rates and generally reset to intermediate-term market rates when they reach repricing dates.

The following table sets forth certain information regarding our NII and average balance sheet for the periods indicated. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the periods are derived from average balances that are calculated daily.

	Three Months Ended,
	March 31, 2026				December 31, 2025				March 31, 2025
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$60,840	$754		4.97%	$61,797	$791		5.09%	$68,212	$860		5.06%
Securities (2)	16,840	179		4.25%	17,314	192		4.44%	13,067	148		4.59%
Interest-earning cash and cash equivalents	5,631	51		3.64%	7,501	75		3.95%	14,344	156		4.42%
Total interest-earning assets	$83,311	$984		4.79%	$86,612	$1,058		4.85%	$95,623	$1,164		4.90%
Non-interest-earning assets	3,746				3,772				3,484
Total assets	$87,057				$90,384				$99,107
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$18,703	$114		2.49%	$19,260	$132		2.73%	$21,023	$167		3.23%
Savings accounts	14,905	101		2.74%	14,802	108		2.89%	14,349	111		3.14%
Certificates of deposit	20,565	203		4.00%	21,575	228		4.19%	26,355	308		4.74%
Total interest-bearing deposits	$54,173	$418		3.13%	$55,637	$468		3.34%	$61,727	$586		3.85%
Total borrowed funds	$11,401	$123		4.38%	$12,830	$123		3.79%	$14,377	$168		4.71%
Total interest-bearing liabilities	$65,574	$541		3.35%	$68,467	$591		3.42%	$76,104	$754		4.02%
Non-interest-bearing deposits	11,955				12,326				13,068
Other liabilities	1,330				1,417				1,732
Total liabilities	$78,859				$82,210				$90,904
Stockholders’ and mezzanine equity	8,198				8,174				8,203
Total liabilities and stockholders’ equity	$87,057				$90,384				$99,107
Net interest income/interest rate spread		$443		1.44%		$467		1.43%		$410		0.88%
Net interest margin				2.15%				2.14%				1.74%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.27	x			1.26	x
(1)Comprised of Loans and leases held for investment, net of deferred loan fess and costs, and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Three Months Ended,
	March 31, 2026 compared to December 31, 2025 Increase/(Decrease) Due to:			March 31, 2026 compared to March 31, 2025 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Total loans and leases	$(12)	$(25)	$(37)	$(92)	$(14)	$(106)
Securities	(5)	(8)	(13)	40	(9)	31
Interest earning cash & cash equivalent	(17)	(7)	(24)	(79)	(26)	(105)
Total interest-earnings assets	$(34)	$(40)	$(74)	$(131)	$(49)	$(180)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(3)	$(15)	$(18)	$(15)	$(38)	$(53)
Savings accounts	—	(7)	(7)	4	(14)	(10)
Certificates of deposit	(10)	(15)	(25)	(58)	(47)	(105)
Total borrowed funds	(16)	16	—	(33)	(12)	(45)
Total interest-bearing liabilities	$(29)	$(21)	$(50)	$(102)	$(111)	$(213)
Change in net interest income	$(5)	$(19)	$(24)	$(29)	$62	$33

Comparison to Prior Quarter

During the three months ended March 31, 2026, NIM increased 1 basis point, while NII decreased $24 million compared to the three months ended December 31, 2025. The decrease in NII was primarily due to lower yields on our C&I loan portfolio as a result of a lower interest rate environment, and the non-recurrence of a $20 million hedge gain related to the accelerated repayment of certain FHLB-NY advances during the three months ended December 31, 2025. The decrease was partially offset by lower interest expense on deposits resulting from the paydown of higher-cost deposits.

Comparison to Prior Year

During the three months ended March 31, 2026, NIM increased by 41 basis points and NII increased $33 million compared to the three months ended March 31, 2025. The increase was primarily driven by the paydown of higher-cost deposits and borrowings during the year ended December 31, 2025, and the decision to reinvest cash into higher-earning assets. The increase was partially offset by lower interest income on our multi-family and CRE loan portfolios as a result of our continued strategy of diversifying our loan portfolio.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			March 31, 2026 compared to (%):
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Provision for credit losses	$—	$3	$79	(100)%	(100)%

Comparison to Prior Quarter

For the three months ended March 31, 2026, the provision for credit losses decreased $3 million compared to the three months ended December 31, 2025. The decrease was primarily driven by the bankruptcy settlement related to a single borrower and our strategic reduction of our multi-family and CRE portfolios. These decreases were partially offset by growth in our C&I portfolio and higher net charge-offs of $34 million primarily related to the one borrower relationship that was in bankruptcy.

Comparison to Prior Year to Date

For the three months ended March 31, 2026, the provision for credit losses decreased $79 million compared to the three months ended March 31, 2025. The decrease was primarily due to our strategic reduction of our multi-family and CRE portfolios and lower net charge-offs.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			March 31, 2026 compared to (%):
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Fee income	$23	$22	$22	5%	5%
Bank-owned life insurance	10	17	10	(41)%	—%
Net (loss) gain on investment securities	(9)	9	—	NM	NM
Net gain on loan sales and securitizations	5	8	13	(38)%	(62)%
Net loan administration income	—	1	4	(100)%	(100)%
Other	26	33	31	(21)%	(16)%
Total non-interest income	$55	$90	$80	(39)%	(31)%

Comparison to Prior Quarter

For the three months ended March 31, 2026, non-interest income decreased $35 million compared to the three months ended December 31, 2025. The decrease was primarily due to an $18 million reduction in the value of our investment in Figure Technology Solutions, Inc., and lower income from our bank-owned life insurance due to a decrease in death benefit claims.

Comparison to Prior Year to Date

For the three months ended March 31, 2026, non-interest income decreased $25 million compared to the three months ended March 31, 2025. The decrease in non-interest income was primarily due to a $9 million loss on our investment in Figure Technology Solutions, Inc, and lower gains on loan sales and securitizations resulting from the non-recurrence of gains related to the wind-down of the mortgage third party origination business during the three months ended March 31, 2025.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			March 31, 2026 compared to (%):
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Operating expenses:
Compensation and benefits	$228	$253	$244	(10)%	(7)%
Occupancy and equipment	50	47	55	6%	(9)%
Software expense	47	46	42	2%	12%
FDIC insurance	30	33	50	(9)%	(40)%
Professional services	22	17	26	29%	(15)%
General and administrative	64	70	79	(9)%	(19)%
Total operating expense	$441	$466	$496	(5)%	(11)%
Intangible asset amortization	25	26	28	(4)%	(11)%
Merger-related expense	—	17	8	(100)%	(100)%
Total non-interest expense	$466	$509	$532	(8)%	(12)%

Comparison to Prior Quarter

Total non-interest expenses for the three months ended March 31, 2026 decreased $43 million compared to the three months ended December 31, 2025. The decrease was primarily due to lower compensation and benefits expense stemming from actions taken to optimize costs, and the absence of merger-related expenses.

Comparison to Prior Year to Date

Total non-interest expenses for the three months ended March 31, 2026 decreased $66 million compared to the three months ended March 31, 2025. The decrease was primarily due to lower FDIC insurance expense as a result of improved assessment factors and a reduced asset base, the absence of merger-related expenses, lower compensation and benefits costs stemming from the actions taken to optimize costs, and a decrease in general and administrative expenses reflecting our continued focus on operating expense management.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense (benefit) and effective tax rate for the respective periods:

	Three Months Ended,			March 31, 2026 compared to (%):
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Income tax expense (benefit)	$11	$16	$(21)	(31)%	NM
Effective tax rate	34.9%	35.3%	17.8%

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to our year-to-date income (loss) before income taxes, adjusted for discrete items recognized during the quarter. For the three months ended December 31, 2025 and March 31, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected results for 2025; therefore, we used our actual effective tax rate to compute our income tax benefit for those periods. For the three months ended March 31, 2026, we resumed applying the estimated annual effective tax rate methodology.

Comparison to Prior Quarter

The income tax expense for the three months ended March 31, 2026 decreased by $5 million compared to the three months ended December 31, 2025 primarily as a result of lower pre-tax income.

Comparison to Prior Year to Date

The income tax expense for the three months ended March 31, 2026 increased by $32 million compared to the three months ended March 31, 2025, primarily as a result of the increase in our pre-tax income and the application of our estimated annual effective tax rate for the current period compared to the use of our actual effective tax rate in the prior year.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	March 31, 2026		December 31, 2025
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$27,863	46.1%	$28,983	47.7%
Commercial real estate	8,833	14.6	9,314	15.3
One-to-four family first mortgage	5,640	9.3	5,630	9.3
Commercial and industrial	16,568	27.5	15,217	25.1
Other loans	1,521	2.5	1,588	2.6
Total loans and leases held for investment	$60,425	100.0%	$60,732	100.0%
Allowance for credit losses on loans and leases	(954)		(1,030)
Total loans and leases held for investment, net	$59,471		$59,702
Loans held for sale	233		265
Total loans and leases, net	$59,704		$59,967

Total loans and leases held for investment decreased $307 million at March 31, 2026 compared to December 31, 2025, primarily as a result of our continued strategy of diversifying our loan portfolio by reducing our concentration in our multi-family portfolio while growing originations within our C&I portfolio, as well as par payoffs within our CRE portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	March 31, 2026
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)(3)
2026	$2,945	$815	$1,703	$268	$5,731
2027	7,102	1,248	878	635	9,863
2028	3,552	2,045	361	1,191	7,149
2029	2,254	1,657	237	503	4,651
2030	74	2,082	12	335	2,503
2031+	87	3,731	5	766	4,589
Total amounts due or repricing, gross	$16,014	$11,578	$3,196	$3,698	$34,486
(1)Excludes Specialty Finance CRE loans and multi-family loans serviced-by-others totaling $402 million and $96 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $116 million.
(2)Excludes ADC loans.
(3)Excludes $189 million of loans past their contractual maturity date that are in the process of modification or foreclosure.

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

Multi-Family Loans

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Multi-family	$27,863	$28,983	$(1,120)	(4)%

Our multi-family loan portfolio decreased $1.1 billion at March 31, 2026 compared to December 31, 2025, primarily due to $849 million of par payoffs since December 31, 2025, with 40 percent of the payoffs from substandard loans. The reduction in our multi-family loan portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to multi-family loans.

The majority of our multi-family loan portfolio consists of non-recourse loans secured by rental apartment buildings. As of March 31, 2026 and December 31, 2025, $15.2 billion or 55 percent and $15.8 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, respectively. Of these amounts, $13.5 billion or 89 percent and $13.9 billion or 88 percent were subject to rent regulation laws to varying degrees at March 31, 2026 and December 31, 2025, respectively. Additionally, $9.3 billion and $9.5 billion of these loans, as of March 31, 2026 and December 31, 2025, respectively, were secured by properties in which at least 50 percent of the units were rent-regulated.

To mitigate our exposure to rent-regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors.

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $5.5 billion outstanding with interest-only payments at March 31, 2026. The weighted average interest-only period remaining was 26.3 months as of March 31, 2026, with approximately 51 percent of these loans entering their amortization period by the end of 2026.

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

The following table presents a geographical analysis of the multi-family loans in our held for investment loan portfolio:

	March 31, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$4,951	18%	$4,901	17%
Brooklyn	4,225	15	4,559	16
Bronx	2,643	10	2,723	9
Queens	2,078	7	2,206	8
Staten Island	69	—	69	—
Total New York City	$13,966	50%	$14,458	50%
New Jersey	3,475	12%	3,715	13%
Long Island	373	1	426	1
Total Metro New York	$17,814	63%	$18,599	64%
Other New York State	880	3%	930	3%
Pennsylvania	2,782	10	2,831	10
Florida	1,386	5	1,483	5
Ohio	942	4	968	3
All other states	4,059	15	4,172	15
Total	$27,863	100%	$28,983	100%

Commercial Real Estate

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Commercial real estate	$8,833	$9,314	$(481)	(5)%

At March 31, 2026, CRE loans decreased $481 million compared to December 31, 2025, primarily due to par payoffs.

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

The following table presents an analysis of the property types that collateralize the CRE loans in our held for investment portfolio:

	March 31, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office (includes owner and non-owner occupied)	$1,854	21%	$1,954	21%
Retail (includes owner and non-owner occupied)	1,491	17	1,560	17
Industrial	3,663	41	3,928	42
Other	1,825	21	1,872	20
Total	$8,833	100%	$9,314	100%

The following table presents a geographical analysis of the CRE loans in our held for investment loan portfolio:

	March 31, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$3,600	41%	$3,626	39%
Michigan	858	10	929	10
California	728	8	703	8
New Jersey	512	6	640	7
Florida	643	7	626	7
Texas	258	3	318	3
All other states	2,234	25	2,472	26
Total	$8,833	100%	$9,314	100%

Commercial and Industrial

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Commercial and industrial	$16,568	$15,217	$1,351	9%

Our C&I loan portfolio increased $1.4 billion at March 31, 2026 compared to December 31, 2025, primarily due to $2.0 billion of new originations driven by $2.6 billion of new and increased loan commitments during the three months ended March 31, 2026, partially offset by paydowns in the existing portfolio.

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

One-to-Four Family Loans

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
One-to-four family first mortgage	$5,640	$5,630	$10	—%

One-to-four family loans increased $10 million at March 31, 2026 compared to December 31, 2025, primarily driven by new originations.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2026, excluding LGG, loans in this portfolio had an average current FICO score of 744 and an average loan-to-value ratio of 52 percent.

Other Loans

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Other loans	$1,521	$1,588	$(67)	(4)%

At March 31, 2026, other loans decreased $67 million compared to December 31, 2025, primarily driven by payoffs at par.

Other loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of March 31, 2026, loans in this portfolio had an average current FICO score of 758.

Loans Held for Sale

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Loans held for sale	$233	$265	$(32)	(12)%

Loans held for sale at March 31, 2026 decreased $32 million compared to December 31, 2025, primarily due to the completion of loan sales during the three months ended March 31, 2026.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases as of:

	March 31, 2026			December 31, 2025
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$509	1.83%	46.1%	$549	1.89%	47.7%
Commercial real estate loans	189	2.14	14.6	229	2.46	15.3
One-to-four family first mortgage loans	33	0.59	9.3	35	0.62	9.3
Commercial and industrial	161	0.97	27.5	150	0.99	25.1
Other loans	62	4.08	2.5	67	4.22	2.6
Total loans	$954	1.58%	100.0%	$1,030	1.70%	100.0%

The ACL on loans and leases decreased $76 million from December 31, 2025 to March 31, 2026. The decrease was primarily driven by the paydown of our higher-risk multi-family and CRE portfolios partially offset by growth in our lower-risk C&I portfolio.

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type as of:

(in millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Multi-family	$2,025	$2,261	$(236)	(10)%
Commercial real estate	441	489	(48)	(10)%
One-to-four family first mortgage	59	64	(5)	(8)%
Commercial and industrial	122	130	(8)	(6)%
Other non-accrual loans	28	31	(3)	(10)%
Total non-accrual loans(1)	$2,675	$2,975	$(300)	(10)%
Repossessed assets	8	11	(3)	(27)%
Total non-performing assets	$2,683	$2,986	$(303)	(10)%

Non-accrual loans to total loans held for investment	4.43%	4.90%
Non-performing assets to total assets	3.08%	3.41%
Allowance for credit losses on loans and leases to non-accrual loans	35.66%	34.62%
(1)Excludes $7 million and $30 million of non-accrual held for sale loans at March 31, 2026 and December 31, 2025, respectively.

The following table sets forth the changes in non-accrual loans for the three months ended March 31, 2026:

(in millions)
Balance at December 31, 2025	$2,975
New non-accrual loans	397
Charge-offs	(40)
Transferred to Other assets	(2)
Loan payoffs, including dispositions and principal pay-downs	(646)
Restored to performing status	(9)
Balance at March 31, 2026	$2,675

During the three months ended March 31, 2026 non-accrual loans decreased $300 million primarily due to the resolution of a single borrower relationship undergoing bankruptcy proceedings. Approximately 33 percent of our non-accrual loans are current on their contractual payment terms.

Delinquencies

The following table presents our loans held for investment 30 to 89 days past due by loan type and the changes in the respective balances.

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Loans 30 to 89 Days Past Due:
Multi-family	$677	$588	$89	15%
Commercial real estate	129	155	(26)	(17)%
One-to-four family first mortgage	66	78	(12)	(15)%
Commercial and industrial	60	126	(66)	(52)%
Other loans	35	39	(4)	(10)%
Total loans 30-89 days past due	$967	$986	$(19)	(2)%

As of March 31, 2026, we had $32 million of loans 90 days or more past due that were still accruing interest compared to no loans 90 days or more past due and still accruing interest as of December 31, 2025.

Charge-offs

The following table summarizes net charge-offs as a percentage of average loans:

	Three Months Ended March 31,
	2026			2025
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(1)	Net Charge-offs (Recoveries)	Average Balance	%(1)
Multi-family	$72	$28,555	1.01%	$80	$33,915	0.94%
Commercial real estate	8	9,204	0.35	2	11,616	0.07
One-to-four family first mortgage	1	5,284	0.08	1	5,202	0.08
Commercial and industrial	(8)	15,626	(0.20)	28	14,928	0.75
Other	5	1,558	1.28	4	1,745	0.92
Total	$78	$60,227	0.52%	$115	$67,406	0.68%
(1)Three months ended presented on an annualized basis.

Securities

Debt Securities Available-for-Sale

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Debt Securities Available-for-Sale	$14,514	$15,701	$(1,187)	(8)%

At March 31, 2026, debt securities available-for-sale decreased $1.2 billion compared to December 31, 2025. The decrease was primarily due to scheduled principal paydowns and maturities in the normal course of business. At March 31, 2026, 26 percent of our portfolio is comprised of floating rate securities.

At March 31, 2026, debt securities available-for-sale had an estimated weighted average life of 4 years compared to 5 years at December 31, 2025. Mortgage-related securities included in debt securities available-for-sale were $11.8 billion and $13.0 billion at March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at March 31, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale: (1)
Due within one year	—%	—%	—%	—%
Due from one to five years	2.62	3.80	4.73	—
Due from five to ten years	2.45	1.61	5.31	—
Due after ten years	4.29	—	5.89	5.31
Total debt securities available-for-sale	4.23	2.62	5.05	5.31
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

The following table summarizes the change in our deposits:

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Interest-bearing checking and money market accounts	$19,310	$18,233	$1,077	6%
Savings accounts	15,005	14,864	141	1%
Certificates of deposit	20,719	20,843	(124)	(1)%
Non-interest-bearing accounts	11,798	12,060	(262)	(2)%
Total deposits	$66,832	$66,000	$832	1%

Total deposits at March 31, 2026 increased $832 million compared to December 31, 2025, primarily due to growth in money market accounts and custodial interest-bearing checking accounts, partially offset by a decline in non-custodial non-interest bearing deposits and the continued pay down of brokered CDs. The shift in deposit mix reflects our continued focus on reducing our reliance on wholesale funding sources.

The following table presents the composition of our brokered deposits for the periods presented:

(in millions)	March 31, 2026	December 31, 2025
Brokered interest-bearing checking and money market accounts	$—	$76
Brokered certificates of deposit	2,104	2,326
Total Brokered Deposits(1)	$2,104	$2,402
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	March 31, 2026	December 31, 2025
3 months or less	$2,288	$2,758
Over 3 months through 6 months	1,762	1,933
Over 6 months through 12 months	1,527	1,175
Over 12 months	594	466
Total time deposits in excess of $250,000 per depositor(1)	$6,171	$6,332
(1) Includes brokered certificates of deposit of $2.1 billion and $2.3 billion at March 31, 2026 and December 31, 2025, respectively. Brokered certificates of deposit with balances in excess of $250,000 are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

The following table indicates the amount of custodial deposits by source:

(in millions)	March 31, 2026	December 31, 2025
Custodial deposits from subservicing relationships	$—	$—
Non-servicing custodial deposits	2,612	2,068
Total Custodial Deposits	$2,612	$2,068

Uninsured Deposits

At March 31, 2026, our deposit base included $13.6 billion of uninsured deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of March 31, 2026, total bank liquidity exceeds the balance of our uninsured deposits by $13.7 billion.

Borrowed Funds

The following table summarizes our borrowed funds:

(in millions)	March 31, 2026	December 31, 2025	($) Change	(%) Change
Short-term borrowings(1)
FHLB advances	$3,501	$4,000	$(499)	(12)%
Total short-term borrowings	$3,501	$4,000	$(499)	(12)%

Long-term debt
FHLB advances	$6,650	$7,151	$(501)	(7)%
Junior subordinated debentures	586	585	1	—%
Subordinated notes	449	448	1	—%
Total long-term debt	$7,685	$8,184	$(499)	(6)%
Total borrowed funds	$11,186	$12,184	$(998)	(8)%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

At March 31, 2026 total borrowed funds decreased $998 million compared to December 31, 2025 primarily due to our continued strategy of reducing higher-cost wholesale borrowings.

FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. As of March 31, 2026 and December 31, 2025 our wholesale borrowings had $250 million and $250 million of callable features, respectively.

Risk Governance Framework

The Risk Management Division is responsible for formalizing our Risk Appetite Statement, which reflects the Board's and Management’s tolerance for risks and is set in alignment with the Bank's budget, strategic and capital plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten our ability to achieve our goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, key risk indicators are monitored against established risk warning levels and limits, as well as elevated risks escalated to the Chief Risk Officer.

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

For our C&I loan portfolio, we receive financial information from borrowers quarterly and in some cases less frequently. Quarterly borrower financial information is typically received within 45 to 60 days of quarter end. Upon receipt of the borrower financial information, we perform analyses to (i) determine whether borrower cash flow is sufficient to meet the contractual loan payments, commonly using a FCCR which is often a financial covenant of our borrowers (ii) test all borrower financial covenants, (iii) review and update collateral values, and (iv) update our internal borrower risk ratings. Loans that do not have a FCCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating.

The largest substandard and non-accrual loans within our portfolio are reported and reviewed with the RAC at least quarterly.

As of March 31, 2026, $595 million of multifamily loans have reached their repricing date. Approximately, 88 percent of the loans that repriced during 2026 are current on their contractual payments or paid off during the year.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified Loans at March 31, 2026 and December 31, 2025 were $8.7 billion and $9.7 billion, respectively. The decrease in Classified Loans is primarily attributable to the par payoffs of multi-family and CRE substandard loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings.

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

In accordance with our charge-off policy, collateral-dependent loans are written down to their current appraised values less costs to sell. We actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Gross charge-offs of $99 million were recorded on multi-family and CRE loans during the three months ended March 31, 2026, primarily driven by appraisals received on those loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings.

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

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is our retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $13.6 billion of deposits that are uninsured or not collateralized by securities or letters of credit as of March 31, 2026, representing 20 percent of our overall deposit base as of that date. We also obtain funding through various wholesale funding channels, including $10.2 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $2.1 billion outstanding as of March 31, 2026.

Our Liquidity Policy defines a limit framework which ensures we maintain liquidity and funding within our risk appetite. The limits require, among other elements, that we maintain a diverse funding profile while limiting concentration of funding by source, counterparty and maturity tenor. The policy also requires us to maintain sufficient on-balance sheet liquidity to support funding obligations under a severe, but plausible 30-day liquidity stress scenario. We monitor and report our overall funding and liquidity risk appetite metrics on a daily basis and our cash position on an intraday basis.

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

(in billions)	March 31, 2026	December 31, 2025
Cash at Federal Reserve	$6.6	$5.3
High-Quality Liquid Assets	12.2	13.5
Total On-Balance Sheet Liquidity	$18.8	$18.8
FHLB Available Capacity	6.9	6.5
Discount Window Available Capacity	1.6	1.8
Total Liquidity	$27.3	$27.1

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and DBRS. As of April 30, 2026, our credit ratings were as follows:

	Moody's	Fitch	DBRS
Long-Term Issuer Rating	Ba3	BB+	BBB
Long-Term Deposits	Baa3	BBB-	BBB
Short-Term Deposits	Prime-3	F3

During the three months ended March 31, 2026, Fitch upgraded our credit ratings. Subsequently, in April 2026, Moody’s also upgraded our ratings. Both upgrades reflect continued improvement in our credit profile.

The primary mortgage loan agencies maintain standards for institutions serving as eligible custodial depositories, including the requirement to maintain an investment grade short‑term issuer/deposit rating from Moody’s or S&P. Following the Moody's upgrade in April 2026, we are now in compliance with this criteria. We have no other direct contractual relationships tied to further downgrades in our credit ratings; however, any such downgrades could result in reputational risk that may adversely affect our business.

Contractual Obligations and Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At March 31, 2026, we had CDs of $20.7 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $7.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $415 million at March 31, 2026, a decrease of $12 million compared to $427 million at December 31, 2025.

At March 31, 2026, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of Income (Loss).

At March 31, 2026, our total liquidity position was $27.3 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For March 31, 2026, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored through the use of a model that generates estimates of the change in our EVE over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the change in EVE across any scenario divided by the base EVE. The model assumes estimated loan and MBS prepayment rates, current market value spreads, and deposit decay rates and betas.

Based on the information and assumptions in effect at March 31, 2026, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	5.6%
-100 shock	3.1%
+100 shock	(3.8)%
+200 shock	(8.0)%

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

At March 31, 2026, the estimated change in NII over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 0.52 percent and the estimated change for a 100 basis point increase in short term rates is a decrease of 0.56 percent.

The following table reflects the estimated percentage change in future NII for the next twelve months. In general, short- and long-term rates are assumed to increase in parallel instantaneously and then remain unchanged. Based on the information and assumptions in effect at March 31, 2026 the changes in interest rates are noted below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(3.1)%
-100 shock	(1.3)%
+100 shock	0.7%
+200 shock	1.1%

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

As of March 31, 2026, our capital measures continued to exceed the minimum federal requirements. The following tables set forth the Bank's common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios as well as the respective minimum regulatory capital requirements, as of the dates shown:

	Risk-Based Capital
(in millions)	Common Equity Tier 1		Tier 1		Total		Leverage Capital
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual capital	$7,881	13.23%	$8,385	14.08%	$9,938	16.68%	$8,385	9.61%
Minimum for capital adequacy purposes	2,680	4.50	3,574	6.00	4,765	8.00	3,490	4.00
Excess	$5,201	8.73%	$4,811	8.08%	$5,173	8.68%	$4,895	5.61%
December 31, 2025
Actual capital	$7,845	12.83%	$8,348	13.66%	$9,921	16.23%	$8,348	9.22%
Minimum for capital adequacy purposes	2,751	4.50	3,668	6.00	4,890	8.00	3,623	4.00
Excess	$5,094	8.33%	$4,680	7.66%	$5,031	8.23%	$4,725	5.22%

The increase in our capital ratios from December 31, 2025 was primarily driven by a reduction in risk-weighted assets associated with the loans held for investment portfolio.

At March 31, 2026, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 868 basis points and the fully phased-in capital conservation buffer by 618 basis points.

At March 31, 2026, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

Other Recent Developments

On March 19, 2026, the OCC, FRB, and FDIC issued notices of proposed rulemaking that would substantially revise the U.S. regulatory capital framework. The agencies’ proposals would rescind the July 2023 proposed rules to implement the final components of the Basel III framework and replace them with a recalibrated package that is expected to reduce aggregate common equity tier 1 capital requirements across the banking industry.

The proposals would replace the existing “advanced approaches” capital rules with a new “expanded risk-based approach.” The expanded risk-based approach could be elected by any banking organization. This would introduce an explicit operational risk requirement calculated based on a firm’s income and expenses, standardized risk-weighting methodologies for credit, equity, and operational risks, and would require firms to reflect most elements of accumulated other comprehensive income in regulatory capital.

Additionally, the proposals would revise the risk-based capital treatment of certain exposure categories under the standardized approach, aiming to improve the calibration and risk sensitivity of certain risk weights that are particularly significant to our lending activities. The proposals would require Category III and IV banking organizations to recognize most elements of accumulated other comprehensive income in their regulatory capital with a five-year phase-in period.

Finally, the proposals would modify aspects of the GSIB surcharge, which is not applicable to us.

We are reviewing the proposals and their potential impact on us.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions used, are critical to an understanding of our Condensed Consolidated Financial Statements and the Notes, are described in detail in Note 2 of our Form 10-K for the year ended December 31, 2025. These policies relate to the determination of our ACL. We believe the judgment, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements and the Notes are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statement of Condition (unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2026	December 31, 2025
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and due from banks	$401	$553
Interest-earning deposits and other securities with financial institutions	6,605	5,341
Debt securities available-for-sale	14,514	15,701
Equity investments with readily determinable fair values, at fair value	56	65
Loans held for sale	233	265
Loans and leases held for investment, net of deferred loan fees and costs	60,425	60,732
Less: Allowance for credit losses on loans and leases	(954)	(1,030)
Total loans and leases held for investment, net	59,471	59,702
Premises and equipment, net	474	477
Core deposit and other intangibles	356	381
Other assets	5,019	5,027
Total assets	$87,129	$87,512
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$19,310	$18,233
Savings accounts	15,005	14,864
Certificates of deposit	20,719	20,843
Non-interest-bearing accounts	11,798	12,060
Total deposits	66,832	66,000
Borrowed funds	11,186	12,184
Other liabilities	990	1,184
Total liabilities	79,008	79,368
Commitment and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par $0.01 (916,666,666 and 916,666,666 shares authorized; 423,246,169 and 422,931,277 shares issued; and 416,777,393 and 415,982,036 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,288	9,303
Accumulated deficit	(980)	(988)
Treasury stock, at cost (6,468,776 and 6,949,241 shares, respectively)	(167)	(190)
Accumulated other comprehensive loss, net of tax	(528)	(489)
Total stockholders’ equity	8,120	8,143
Total liabilities, mezzanine and stockholders’ equity	$87,129	$87,512
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statement of Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
INTEREST INCOME:
Loans and leases	$754	$860
Securities and money market investments	230	304
Total interest income	984	1,164
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	114	167
Savings accounts	101	111
Certificates of deposit	203	308
Borrowed funds	123	168
Total interest expense	541	754
Net interest income	443	410
Provision for credit losses	—	79
Net interest income after provision for credit losses	443	331
NON-INTEREST INCOME:
Fee income	23	22
Bank-owned life insurance	10	10
Net (loss) gain on investment securities	(9)	—
Net gain on loan sales and securitizations	5	13
Net loan administration income	—	4
Other	26	31
Total non-interest income	55	80
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	228	244
Occupancy and equipment	50	55
Software expense	47	42
FDIC insurance	30	50
Professional services	22	26
General and administrative	64	79
Total operating expense	441	496
Intangible asset amortization	25	28
Merger-related expense	—	8
Total non-interest expense	466	532
Income (loss) before income taxes	32	(121)
Income tax expense (benefit)	11	(21)
Net income (loss)	$21	$(100)
Preferred stock dividends	8	8
Net income (loss) attributable to common stockholders	$13	$(108)
Basic earnings (loss) per common share	$0.03	$(0.26)
Diluted earnings (loss) per common share	$0.03	$(0.26)
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$21	$(100)
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	(39)	93
Net unrealized gain (loss) in pension and post-retirement obligations	—	1
Net unrealized gain (loss) on cash flow hedges	—	(7)
Total other comprehensive (loss) income, net of tax	$(39)	$87
Total comprehensive income (loss), net of tax	$(18)	$(13)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	$(14)	$33
Net unrealized gain (loss) in pension and post-retirement obligations	—	—
Net unrealized gain (loss) on cash flow hedges	—	(2)
See accompanying notes to the condensed consolidated financial statements

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statement of Stockholders' Equity (unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Accumulated deficit	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended March 31, 2026
Balance at December 31, 2025	415,982,036	$503	$4	$9,303	$(988)	$(190)	$(489)	$8,143	$1
Shares issued for restricted stock, net of forfeitures	1,400,769	—	—	(29)	—	29	—	—	—
Compensation expense related to restricted stock awards	—	—	—	14	—	—	—	14	—
Net income	—	—	—	—	21	—	—	21	—
Dividends paid on common stock ($0.01)	—	—	—	—	(5)	—	—	(5)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(605,412)	—	—	—	—	(6)	—	(6)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(39)	(39)	—
Balance at March 31, 2026	416,777,393	$503	$4	$9,288	$(980)	$(167)	$(528)	$8,120	$1

Three Months Ended March 31, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	463,831	—	—	(11)	—	11	—	—	—
Compensation expense related to restricted stock awards	—	—	—	15	—	—	—	15	—
Net (loss)	—	—	—	—	(100)	—	—	(100)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(376,569)	—	—	—	—	(4)	—	(4)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	87	87	—
Balance at March 31, 2025	415,021,890	$503	$4	$9,286	$(875)	$(212)	$(553)	$8,153	$1
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21	$(100)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	—	79
Depreciation and amortization	35	39
Stock-based compensation	14	15
Deferred tax expense (benefit)	46	(26)
Other operating activities	(35)	19
Changes in operating assets and liabilities:
Increase in other miscellaneous assets	(7)	(85)
Decrease in other miscellaneous liabilities	(207)	(641)
Change in loans held for sale, net	15	110
Net cash used in operating activities	(118)	(590)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available-for-sale	1,125	375
Proceeds from sales of securities available-for-sale including loans that have been securitized	—	271
Purchase of securities available-for-sale	—	(2,669)
Redemption of Federal Home Loan Bank stock	90	86
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(75)	(1)
Other changes in loans, net	285	1,525
Purchases of premises and equipment	(20)	(12)
Other investing activities	9	—
Net cash provided by (used in) investing activities	1,414	(425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	832	(1,967)
Net decrease in short-term borrowed funds	(1,500)	(250)
Proceeds from long-term borrowed funds	1,500	—
Repayments of long-term borrowed funds	(1,000)	—
Cash dividends paid on common stock	(5)	(4)
Cash dividends paid on preferred stock	(8)	(8)
Other financing activities, net	(7)	332
Net cash used in financing activities	(188)	(1,897)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,108	(2,912)
Cash, cash equivalents, and restricted cash at beginning of period	5,977	15,559
Cash, cash equivalents, and restricted cash at end of period	$7,085	$12,647
Supplemental information:
Cash paid for interest	$558	$817
Non-cash investing and financing activities:
Securitization of loans to mortgage-backed securities available-for-sale	—	271
Transfer of loans from held for investment to held for sale	—	273
Shares issued for restricted stock awards	29	11
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Flagstar Bank, National Association, is a national banking association. Throughout this report we refer to Flagstar Bank, National Association and its consolidated subsidiaries in a simplified and collective manner, using words like "we," "our," "us" and "the Bank."

Flagstar Bank, National Association, is a national banking association headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. We are subject to regulation and oversight by the Office of the Comptroller of the Currency. We currently operate approximately 340 locations across 9 states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Bank and other entities in which the Bank has a controlling financial interest. We prepare these consolidated financial statements in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All inter-company accounts and transactions are eliminated in consolidation. The Bank currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 9 - Borrowed Funds, for additional information regarding these trusts.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included on our Form 10-K for the year ended December 31, 2025. Except for per share or otherwise specified amounts, all amounts presented within the tables below are stated in millions.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Note 2 - Earnings Per Common Share

Earnings per Common Share (Basic and Diluted)

The following table presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$13	$(108)
Less: Income allocated to participating securities	—	—
Net income (loss) attributable to common stockholders	$13	$(108)
Weighted average common shares outstanding	416,149,153	414,824,158
Basic income (loss) per common share	$0.03	$(0.26)
Net income (loss) attributable to common stockholders	$13	$(108)
Weighted average common shares outstanding	416,149,153	414,824,158
Dilutive potential common shares	50,401,738	—
Total shares for diluted earnings per common share computation	466,550,891	414,824,158
Diluted income (loss) per common share and common share equivalents	$0.03	$(0.26)

For the three months ended March 31, 2026, there were no antidilutive shares.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in AOCL, net of tax:

	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Three Months Ended March 31, 2026
Balance, beginning of period	$(467)	$—	$(22)	$(489)
Other comprehensive income (loss) before reclassification, net of tax	(39)	—	—	(39)
Amounts reclassified from AOCL to (income)/expense, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(39)	—	—	(39)
Balance, end of period	$(506)	$—	$(22)	$(528)
Three Months Ended March 31, 2025
Balance, beginning of period	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax	93	—	—	93
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(7)	1	(6)
Other comprehensive income (loss), net of tax	93	(7)	1	87
Balance, end of period	$(560)	$40	$(33)	$(553)

The following table summarizes the amounts reclassified from AOCL, net of tax:

	Amount Reclassified out of AOCL
	Three Months Ended March 31,
	2026	2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
Cash Flow Hedges:
Realized gain on cash flow hedges	$—	$9	Interest expense - Borrowed funds
Tax benefit (expense)	—	(2)	Income tax (benefit)
	$—	$7
Pension and Post-retirement Plans:
Amortization of actuarial losses	—	(1)	General and administrative
Tax benefit (expense)	—	—	Income tax (benefit)
	$—	$(1)
Amounts reclassified from AOCL, net of tax	$—	$6

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 4 - Investment Securities

Debt securities available-for-sale

The following tables summarize our portfolio of debt securities available-for-sale:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$11,045	$33	$394	$10,684
GSE certificates	1,097	1	122	976
Private label CMOs	145	11	—	156
Total mortgage-related debt securities	$12,287	$45	$516	$11,816
Other Debt Securities:
GSE debentures	$1,502	$—	$213	$1,289
U. S. Treasury obligations	1,000	7	—	1,007
Asset-backed securities	210	—	4	206
Corporate bonds	148	—	3	145
Capital trust notes	48	6	7	47
Municipal bonds	4	—	—	4
Total debt securities	$2,912	$13	$227	$2,698
Total debt securities available-for-sale, net of allowance(1)(2)(3)(4)	$15,199	$58	$743	$14,514
(1)At March 31, 2026, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of March 31, 2026, the ACL was $2 million.
(3)Excludes accrued interest receivable of $41 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $14.3 billion as collateral for certain borrowings as of March 31, 2026.

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
(2)As of December 31, 2025, the ACL was $2 million.
(3)Excludes accrued interest receivable of $58 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $15.4 billion as collateral for certain borrowings as of December 31, 2025.

There were no available-for-sale securities sold during the three months ended March 31, 2026, and 2025, respectively.

There were no realized gains and losses on sales of available-for-sale securities in the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes, by contractual maturity, the fair value of securities at March 31, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due within one year	$—	$—	$—	$—	$—
Due from one to five years	149	1,142	128	—	1,419
Due from five to ten years	203	1,154	27	—	1,384
Due after ten years	11,464	—	41	206	11,711
Total debt securities available-for-sale, net of allowance	$11,816	$2,296	$196	$206	$14,514

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2026:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	223	$1,840	$9	$2,881	$385	$4,721	$394
U.S. Government agency and GSE obligations	33	—	—	1,289	213	1,289	213
GSE certificates	321	22	—	905	122	927	122
Corporate bonds	5	—	—	145	3	145	3
Asset-backed securities	5	6	—	148	4	154	4
Capital trust notes	5	—	—	37	7	37	7
Municipal bonds	1	—	—	4	—	4	—
Total debt securities in a continuous unrealized loss position	593	$1,868	$9	$5,409	$734	$7,277	$743
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

We evaluate available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an ACL is required. We also assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income and recorded in Provision for credit losses on the Condensed Consolidated Statements of Income (Loss). Otherwise, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the expected amount to be collected is less than the amortized cost, an ACL is established for the shortfall, but not in excess of the difference between the amortized cost basis and the fair value. Any unrealized loss that has not been recorded through an ACL is recognized in Other comprehensive (loss) income.

Equity investments with readily determinable fair values

As of March 31, 2026, and December 31, 2025, we held equity securities with readily determinable fair values of $56 million and $65 million, respectively. During the three months ended March 31, 2026, we recognized a loss of $9 million, which was recorded in Net (loss) gain on investment securities in the Condensed Consolidated Statements of Income (Loss), resulting from our investment in Figure Technology Solutions, Inc. For the three months ended March 31, 2026, we recognized a loss of $9 million on all our equity investment securities, compared to an immaterial gain for the three months ended March 31, 2025.

Subsequent to March 31, 2026, we sold $36 million of our investment in Figure Technology Solutions, Inc., realizing an immaterial gain.

Note 5 - Loans and Leases

The composition of our loan portfolio for the periods indicated was as follows:

	March 31, 2026	December 31, 2025
	Amount	Amount
Loans and leases held for investment:
Multi-family	$27,863	$28,983
Commercial real estate	8,833	9,314
One-to-four family first mortgage	5,640	5,630
Commercial and industrial(1)	16,568	15,217
Other	1,521	1,588
Total loans and leases held for investment (2)(3)	$60,425	$60,732
Allowance for credit losses on loans and leases	(954)	(1,030)
Total loans and leases held for investment, net	$59,471	$59,702
Loans held for sale	233	265
Total loans and leases, net	$59,704	$59,967
(1)Includes lease financing receivables (net of unearned income of $143 million and $129 million, respectively) of $1.7 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively.
(2)Excludes accrued interest receivable of $232 million and $242 million at March 31, 2026 and December 31, 2025, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.
(3)We pledged loans of $30.5 billion and $31.5 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at March 31, 2026 and December 31, 2025, respectively.

HFI loans are reported at amortized cost which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs, hedge accounting adjustments and fair value adjustments for acquired loans. The unamortized premiums, discounts, deferred fees and costs and hedge accounting adjustments totaled $403 million and $431 million as of March 31, 2026 and December 31, 2025, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of March 31, 2026 and December 31, 2025, LGG totaled $333 million and $331 million, respectively. These loans are recorded in one-to-four family first mortgages and are reported as current within the asset quality information and as pass within our credit rating by vintage table.

Related Party Loans

In the ordinary course of business, the Bank has made loans to officers, directors, and their related interests and parties. All such loans have been made in accordance with regulatory requirements, are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons, and do not involve higher than normal risk of collectability. A member of the Board of Directors was appointed to the board of another entity with which we had a previous lending relationship. As a result of that appointment, $168 million in outstanding loans now qualifies as loans to a related-party as of March 31, 2026. As of December 31, 2025, the Bank had no material related-party transactions requiring disclosure.

Asset Quality

As of March 31, 2026, there was an immaterial amount of interest income recognized on non-accrual loans classified as held for investment. As of December 31, 2025, there was no interest income recognized on non-accrual loans classified as held for investment.

The following table presents information regarding the delinquency status of our loans held for investment at March 31, 2026:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$25,159	$677	$2	$2,025	$27,863
Commercial real estate	8,250	129	13	441	8,833
One-to-four family first mortgage	5,513	66	2	59	5,640
Commercial and industrial	16,371	60	15	122	16,568
Other	1,458	35	—	28	1,521
Total	$56,751	$967	$32	$2,675	$60,425

The following table presents information regarding the delinquency status of our loans held for investment at December 31, 2025:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$26,134	$588	$—	$2,261	$28,983
Commercial real estate	8,670	155	—	489	9,314
One-to-four family first mortgage	5,488	78	—	64	5,630
Commercial and industrial	14,961	126	—	130	15,217
Other	1,518	39	—	31	1,588
Total	$56,771	$986	$—	$2,975	$60,732

The following table presents the credit rating by vintage for our loans held for investment as of March 31, 2026:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior to 2022
Multi-family:
Pass	$380	$46	$14	$589	$5,274	$12,481	$3	$—	$18,787
Special Mention	—	—	—	—	1,043	1,482	—	—	2,525
Substandard	—	—	—	92	968	3,464	2	—	4,526
Non-accrual	—	—	—	15	245	1,765	—	—	2,025
Total Multi-family	380	46	14	696	7,530	19,192	5	—	27,863
Year-to-date gross charge-offs	—	—	—	(2)	(8)	(71)	—	—	(81)
Commercial Real Estate:
Pass	$41	$566	$347	$973	$1,293	$2,946	$699	$—	$6,865
Special Mention	—	10	43	124	52	221	25	31	506
Substandard	2	1	30	157	170	515	146	—	1,021
Non-accrual	—	—	—	11	88	303	39	—	441
Total Commercial Real Estate	43	577	420	1,265	1,603	3,985	909	31	8,833
Year-to-date gross charge-offs	—	—	—	—	(17)	(1)	—	—	(18)
One-to-Four Family:
Pass	$180	$869	$255	$382	$2,110	$1,521	$76	$—	$5,393
Substandard	—	—	1	4	11	172	—	—	188
Non-accrual	—	1	3	7	14	33	1	—	59
Total One-to-Four Family	180	870	259	393	2,135	1,726	77	—	5,640
Year-to-date gross charge-offs	—	—	—	—	—	(1)	—	—	(1)
Commercial and Industrial:
Pass	$1,140	$3,638	$781	$1,676	$1,422	$1,001	$6,173	$20	$15,851
Special Mention	—	2	43	28	7	37	163	—	280
Substandard	—	6	4	54	33	33	185	—	315
Non-accrual	—	1	18	22	19	38	24	—	122
Total Commercial and Industrial	1,140	3,647	846	1,780	1,481	1,109	6,545	20	16,568
Year-to-date gross charge-offs	—	—	—	—	—	(5)	—	—	(5)
Other Loans:
Pass	$27	$24	$25	$18	$25	$88	$1,284	$2	$1,493
Non-accrual	—	—	—	—	—	1	27	—	28
Total Other Loans	27	24	25	18	25	89	1,311	2	1,521
Year-to-date gross charge-offs	—	—	—	(1)	—	(7)	—	—	(8)

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021			Total
Multi-family:
Pass	$45	$15	$592	$5,782	$5,238	$7,887	$4	$69	$19,632
Special Mention	—	—	—	754	751	546	—	14	2,065
Substandard	—	—	134	819	1,132	2,938	2	—	5,025
Non-accrual	—	—	12	293	359	1,597	—	—	2,261
Total Multi-family	45	15	738	7,648	7,480	12,968	6	83	28,983
Year-to-date gross charge-offs	—	—	—	(59)	(71)	(155)	—	—	(285)
Commercial Real Estate:
Pass	$478	$373	$1,053	$1,297	$955	$2,104	$924	$95	$7,279
Special Mention	10	10	50	88	5	154	25	10	352
Substandard	1	21	147	143	86	513	124	159	1,194
Non-accrual	—	—	12	74	4	365	33	1	489
Total Commercial Real Estate	489	404	1,262	1,602	1,050	3,136	1,106	265	9,314
Year-to-date gross charge-offs	—	—	(5)	(1)	(7)	(28)	—	—	(41)
One-to-Four Family:
Pass	$938	$285	$415	$2,178	$778	$682	$78	$4	$5,358
Substandard	—	1	4	12	2	189	—	—	208
Non-accrual	1	3	7	18	12	21	2	—	64
Total One-to-Four Family	939	289	426	2,208	792	892	80	4	5,630
Year-to-date gross charge-offs	—	—	—	(2)	—	(2)	—	—	(4)
Commercial and Industrial:
Pass	$3,638	$793	$1,876	$1,513	$493	$739	$5,236	$231	$14,519
Special Mention	—	42	7	21	1	28	127	—	226
Substandard	—	8	50	35	31	16	201	1	342
Non-accrual	1	18	23	21	5	29	24	9	130
Total Commercial and Industrial	3,639	861	1,956	1,590	530	812	5,588	241	15,217
Year-to-date gross charge-offs	(25)	(1)	(32)	(21)	(5)	(3)	—	—	(87)
Other Loans:
Pass	$44	$27	$21	$7	$2	$30	$1,336	$89	$1,556
Substandard	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	1	30	—	31
Total Other Loans	44	27	21	7	2	31	1,367	89	1,588
Year-to-date gross charge-offs	(10)	(2)	(7)	(7)	—	(6)	—	—	(32)

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

Collateral Dependent Loans

The following table summarizes the recorded investment of our collateral-dependent loans held for investment by collateral type as of March 31, 2026:

Real Property
Multi-family	$2,017
Commercial real estate	374
One-to-four family first mortgage	63
Total collateral-dependent loans held for investment	$2,454

Collateral dependent loans generally include multi-family and CRE loans secured by apartment buildings, office buildings, retail and industrial buildings. The primary source of repayment on these loans is expected to come from the sale of the real estate property collateral. Multi-family and CRE loans are impacted by fluctuations in the values of the real estate property.

At March 31, 2026 and December 31, 2025, we had $18 million and $19 million, respectively, of residential mortgage loans in the process of foreclosure.

Modifications to Borrowers Experiencing Financial Difficulty

When borrowers are experiencing financial difficulty, we may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. Modifications provided to borrowers who are experiencing financial difficulties are generally in the form of term extension, an interest rate reduction, and in limited circumstances, principal forgiveness.

During the three months ended March 31, 2026 and 2025, loans totaling $172 million and an immaterial amount, respectively, were modified to borrowers experiencing financial difficulty.

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-Average Term (in years)
Three Months Ended March 31, 2026
Multi-family	9.63%	3.87%	1.0
Commercial real estate	9.74%	4.92%	0.5
One-to-four family first mortgage	7.19%	6.63%	11.0
Other	10.70%	6.15%	12.9
Three Months Ended March 31, 2025
Commercial real estate	—%	—%	1.1
One-to-four family first mortgage	9.24%	4.24%	1.3
Other	10.74%	—%	—

The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted and were within twelve months of the modification date:

	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Three Months Ended March 31, 2026
One-to-four family first mortgage	$20	$—	$9	$29
Total	$20	$—	$9	$29
Three Months Ended March 31, 2025
Commercial real estate	$4	$—	$—	$4
One-to-four family first mortgage	3	1	3	7
Total	$7	$1	$3	$11

We closely monitor the performance of loans in which modifications were made to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. For purposes of this disclosure a payment default is defined as 30 days or more past due.

The following table provides a summary of loan balances which were modified during the prior twelve months, by class of financing receivable and delinquency status:

March 31, 2026	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$109	$—	$14	$123
Commercial real estate	19	13	4	36
One-to-four family first mortgage	8	—	47	55
Commercial and industrial	1	—	—	1
Other Consumer	—	—	1	1
Total	$137	$13	$66	$216
March 31, 2025
Commercial real estate	$—	$—	$4	$4
One-to-four family first mortgage	6	—	6	12
Commercial and industrial	—	—	1	1
Total	$6	$—	$11	$17

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 6 - Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Three Months Ended March 31, 2026
Balance, beginning of period	$549	$229	$35	$150	$67	$1,030
Charge-offs	(81)	(18)	(1)	(5)	(8)	(113)
Recoveries	9	10	—	13	3	35
Provision for (recovery of) credit losses on loans and leases	32	(32)	(1)	3	—	2
Balance, end of period	$509	$189	$33	$161	$62	$954
Three Months Ended March 31, 2025
Balance, beginning of period	$639	$304	$39	$150	$69	$1,201
Charge-offs	(80)	(2)	(1)	(34)	(7)	(124)
Recoveries	—	—	—	6	3	9
Provision for (recovery of) credit losses on loans and leases	50	(13)	(1)	44	2	82
Balance, end of period	$609	$289	$37	$166	$67	$1,168
The ACL to total loans and leases held for investment ratio as of March 31, 2026 and December 31, 2025 was 1.58 percent and 1.70 percent, respectively.

The following table presents additional information about our non-accrual loans at March 31, 2026:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,288	$737	$2,025	$86
Commercial real estate	314	127	441	47
One-to-four family first mortgage	41	18	59	2
Commercial and Industrial	35	87	122	32
Other	—	28	28	26
Total	$1,678	$997	$2,675	$193

The following table presents additional information about our non-accrual loans at December 31, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,141	$1,120	$2,261	$99
Commercial real estate	319	170	489	60
One-to-four family first mortgage	40	24	64	2
Commercial and Industrial	37	93	130	32
Other	—	31	31	29
Total	$1,537	$1,438	$2,975	$222

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 7 - Leases, Premises and Equipment
Lessor Arrangements

We provide direct financing leases for equipment included in our commercial loan portfolio.
Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Condensed Consolidated Statements of Income (Loss). The following table presents our interest income on lease financing:

	Three Months Ended March 31,
	2026	2025
Interest income on lease financing	$21	$24

Lessee Arrangements

We have operating leases for offices, branches, equipment and other items.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs are recorded in Occupancy and equipment on the Condensed Consolidated Statements of Income (Loss) and costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$17	$23

Supplemental balance sheet information related to our operating lease arrangements is presented below:

	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$369	$380
Operating lease liabilities	$415	$427
Weighted average remaining lease term	10.0 years	10.1 years
Weighted average discount rate %	4.81%	4.79%

The table below presents the supplemental cash flow information related to the leases:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$18

Premises and Equipment

The table below presents our Premises and equipment:

	March 31, 2026	December 31, 2025
Premises and equipment	$992	$1,009
Less: Accumulated depreciation	(518)	(532)
Premises and equipment, net	$474	$477

The table below presents our depreciation expense:

	Three Months Ended March 31,
	2026	2025
Depreciation expense(1)	$10	$11
(1)Included in Occupancy and equipment expense in the Condensed Consolidated Statements of Income (Loss).

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

We have no consolidated VIEs as of March 31, 2026 and December 31, 2025.
In connection with non-qualified mortgage securitization activities, we have retained a 5 percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIEs in our Condensed Consolidated Statements of Condition. Our maximum exposure to loss is limited to our 5 percent retained interest in the investment securities that had a fair value of $156 million and $159 million as of March 31, 2026 and December 31, 2025, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 9 - Borrowed Funds
The following table summarizes our borrowed funds:

	March 31, 2026	December 31, 2025
Short-term borrowings(1)
FHLB advances	$3,501	$4,000
Total short-term borrowings	$3,501	$4,000

Long-term debt
FHLB advances	$6,650	$7,151
Junior subordinated debentures	586	585
Subordinated notes	449	448
Total long-term debt	$7,685	$8,184
Borrowed Funds	$11,186	$12,184

Weighted average interest rate on short-term borrowings	3.87%	3.92%
Weighted average interest rate on long-term debt	4.43%	4.53%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

The following table summarizes our total interest expense:

	Three Months Ended,
	March 31, 2026	March 31, 2025
Interest expense on short-term borrowings	$33	$31
Interest expense on long-term debt	89	135
Total interest expense(1)	$122	$166
(1)This excludes amortization expense of $1 million and $2 million at March 31, 2026 and March 31, 2025, respectively.

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and was $42 million and $39 million at March 31, 2026 and December 31, 2025, respectively.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at March 31, 2026 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2026	$5,001	4.00	$5,251	3.98
2027	2,500	3.92	2,500	3.92
2028	2,400	4.24	2,400	4.24
2032	250	3.50	—	—
Total FHLB advances	$10,151		$10,151

FHLB advances include fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

We maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. We pledge eligible loan and securities collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, was $8.5 billion and $8.3 billion at March 31, 2026 and December 31, 2025, respectively.

Junior Subordinated Debentures

We have outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at March 31, 2026:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$142	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	5.54%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.19%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	5.60%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.22%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.18%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.21%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	5.93%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	5.93%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	5.69%	51	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	5.43%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	5.39%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	6.44%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$610	$590
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp acquisition fair value adjustments of $24 million, which amortized over the contractual term.

Subordinated Notes

As of March 31, 2026 and December 31, 2025, we had a total of $449 million and $448 million, respectively, of fixed-to-floating rate subordinated notes outstanding. The following table presents the contractual terms of the subordinated notes at March 31, 2026:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	6.707%	$300
(2)	October 28, 2020	November 1, 2030	7.574%	$150
(1)The interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)The Notes bear a variable rate tied to SOFR until maturity. We have the option to redeem all or a part of the Notes.

Note 10 - Pension Benefits

The following table sets forth certain disclosures for our pension plan for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Components of net periodic pension expense (income):(1)
Interest cost	$1	$1
Expected return on plan assets	(4)	(4)
Amortization of net actuarial loss	—	1
Net periodic expense (income)	$(3)	$(2)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of Income (Loss).

Note 11 - Federal, State, and Local Taxes

The following table presents our income tax expense (benefit) and the effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Income tax expense (benefit)	$11	$(21)
Effective tax rate	34.9%	17.8%

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our uncertain tax positions could increase or decrease during the next twelve months, we believe it is unlikely that our recognized tax benefits will change by a material amount during the next twelve months.
Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs and stock options through the Flagstar Bank, N.A. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Rule 303A.08 of the NYSE. As of March 31, 2026, we have authorized 2,846,247 shares available for grant.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$14	$15
Tax benefit	2	2

Restricted Stock

During the three months ended March 31, 2026, we granted 5,454,302 shares of restricted stock, which vest over a one to three year period, with an average fair value of $12.23 per share on the date of grant.

The following table summarizes RSU activity for the period indicated:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,116,286	$14.48
Granted	5,454,302	12.23
Vested	(1,400,769)	14.04
Forfeited	(676,822)	21.96
Unvested at end of period	10,492,997	12.84

As of March 31, 2026, unrecognized compensation cost relating to unvested restricted stock totaled $121 million. This amount will be recognized over the remaining weighted average life of 2.4 years.

Stock Options

The following table summarizes stock option activity for the period indicated:

	Three months ended March 31, 2026
	Number of Options	Weighted-Average Exercise Price per Share
Unvested at beginning of year	6,083,000	$8.41
Granted	—	—
Vested	(416,667)	6.00
Forfeited	—	—
Unvested at end of period	5,666,333	8.76
Exercisable at end of period	6,666,667
As of March 31, 2026, the remaining amount of unamortized compensation expense relating to stock options totaled $21 million. This amount will be recognized over the remaining weighted average life of 1.2 years.
Note 13 - Derivative and Hedging Activities

The following tables set forth information regarding our derivative financial instruments:

	March 31, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$3,993	$—	$—	2027-2029	$3,993	$—	$—	2027-2029
Derivatives not designated as hedging instruments:
Rate lock commitments(1)	$703	$3	$—	2026	$241	$4	$1	2026
Mortgage-backed securities forwards(2)	229	2	—	2026	203	—	1	2026
Interest rate swaps(2)	4,313	14	19	2026-2057	3,926	19	21	2025-2027
Interest rate caps	2,000	2	—	2028	2,000	3	—	2028
Foreign currency forwards	11	—	—	2026	—	—	—
(1)The amounts recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statement of Income for the three months ended March 31, 2026 and 2025 were immaterial.
(2)The amounts recorded in Fee income in the Condensed Consolidated Statement of Income for the three months ended March 31, 2026 and 2025 were immaterial.

The following amounts were recorded in the Condensed Consolidated Statements of Condition related to items designated and qualifying as hedged items in a fair value hedging relationship:

	March 31, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$1,008	$6	$1,016	$14
GSE CMOs	1,915	2	1,957	7
GSE debentures	1,289	2	1,297	10
Debt securities available-for-sale(1)	$4,212	$10	$4,270	$31
Loans and leases held for investment(2)	$1,753	$(6)	$5,073	$(2)
(1)The amounts recorded in Interest income - Securities and money market investments in the Condensed Consolidated Statement of Income for the three months ended March 31, 2026 and 2025 were immaterial.
(2)The amounts recorded in Interest income - Loans and leases in the Condensed Consolidated Statement of Income for the three months ended March 31, 2026 and 2025 were immaterial.

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at March 31, 2026 and December 31, 2025. No amounts were netted in the Condensed Consolidated Statements of Condition.

	March 31, 2026
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$71
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$2	$—
Interest rate swaps	14	(4)
Total derivative assets	$16	$(4)
Liabilities
Mortgage-backed securities forwards	$—	$1
Interest rate swaps	19	28
Total derivative liabilities	$19	$29

	December 31, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$76
Derivatives not designated as hedging instruments:
Assets
Interest rate swaps	$19	$—
Total derivative assets	$19	$—
Liabilities
Mortgage-backed securities forwards	$1	$1
Interest rate swaps	21	34
Total derivative liabilities	$22	$35

The following table provides a reconciliation of Cash and due from banks, Interest-earning deposits and other securities with financial institutions, and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

March 31, 2026
Cash and due from banks	$401
Interest-earning deposits and other securities with financial institutions	6,605
Restricted cash included in other assets	79
Total	$7,085

Note 14 - Intangible Assets

At March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(357)	$343	$700	$(332)	$368
Other intangible assets	21	(8)	13	21	(8)	13
Total other intangible assets	$721	$(365)	$356	$721	$(340)	$381

The following table presents our amortization expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$25	$28

Note 15 - Fair Value Measurement
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and that were included in the Condensed Consolidated Statements of Condition at those dates:

	March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$10,684	$—	$10,684
GSE certificates	—	976	—	976
Private label CMOs	—	133	23	156
Total mortgage-related debt securities	$—	$11,793	$23	$11,816
Other debt securities available-for-sale:
GSE debentures	$—	$1,289	$—	$1,289
U. S. treasury obligations	1,007	—	—	1,007
Asset-backed securities	—	206	—	206
Corporate bonds	—	145	—	145
Municipal bonds and capital trust	—	51	—	51
Total other debt securities	$1,007	$1,691	$—	$2,698
Total debt securities available-for-sale	$1,007	$13,484	$23	$14,514
Equity securities:
Mutual funds and common stock	$42	$14	$—	$56
Total equity securities	$42	$14	$—	$56
Total securities	$1,049	$13,498	$23	$14,570
Loans held for sale:
One-to-four family first mortgage	$—	$233	$—	$233
Derivative assets:
Interest rate swaps	—	14	—	14
Rate lock commitments (fallout adjustments)	—	—	3	3
Interest rate caps	—	2	—	2
Mortgage-backed securities forwards	—	2	—	2
Total assets at fair value	$1,049	$13,749	$26	$14,824
Derivative liabilities:
Interest rate swaps	$—	$19	$—	$19
Total liabilities at fair value	$—	$19	$—	$19
(1)The change in the fair value due to significant unobservable inputs was immaterial.

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$11,824	$—	$11,824
GSE certificates	—	999	—	999
Private label CMOs	—	136	23	159
Total mortgage-related debt securities	$—	$12,959	$23	$12,982
Other debt securities available-for-sale:
GSE debentures	$—	$1,296	$—	$1,296
U. S. Treasury obligations	1,017	—	—	1,017
Asset-backed securities	—	213	—	213
Corporate bonds	—	144	—	144
Municipal bonds, foreign notes, and capital trust	—	49	—	49
Total other debt securities	$1,017	$1,702	$—	$2,719
Total debt securities available-for-sale	$1,017	$14,661	$23	$15,701
Equity securities:
Mutual funds and common stock	$51	$14	$—	$65
Total equity securities	$51	$14	$—	$65
Total securities	$1,068	$14,675	$23	$15,766
Loans held for sale
Residential first mortgage loans	$—	$193	$—	$193
Commercial real estate	—	48	—	48
Derivative assets
Interest rate swaps	—	19	—	19
Rate lock commitments (fallout adjustments)	—	—	4	4
Interest rate caps	—	3	—	3
Total assets at fair value	$1,068	$14,938	$27	$16,033
Derivative liabilities
Interest rate swaps	$—	$21	$—	$21
Rate lock commitments	—	—	1	1
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$22	$1	$23
(1)The change in the fair value due to significant unobservable inputs was immaterial.

Assets Measured at Fair Value on a Non-Recurring Basis
The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,489	$2,489
Other assets(2)	—	—	27	27
Total	$—	$—	$2,516	$2,516
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,784	$2,784
Loans held for sale	—	24	—	24
Other assets (2)	—	—	31	31
Total	$—	$24	$2,815	$2,839
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.
The fair values of collateral-dependent loans are determined using various valuation techniques, including appraisal values less costs to sell or other observable market data.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Bank’s Condensed Consolidated Statements of Condition:

	March 31, 2026
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$401	$401	$401		$—		$—
Interest-earning deposits and other securities with financial institutions	6,605	6,605	6,605		—		—
Cash and cash equivalents	$7,006	$7,006	$7,006		$—		$—
FHLB and FRB-NY stock (1)	958	958	—		958		—
Loans and leases held for investment, net(2)	59,471	58,273	—		—		58,273
Financial Liabilities:
Deposits	$66,832	$66,850	$46,113	(3)	$20,737	(4)	$—
Borrowed funds	11,186	11,039	—		11,039		—
(1)Carrying value and estimated fair value are at cost.
(2)Carrying value and estimated fair value include impaired loans held for investment.
(3)Includes interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(4)Includes CDs.

	December 31, 2025
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$553	$553	$553		$—		$—
Interest-earning deposits and other securities with financial institutions	5,341	5,341	5,341		—		—
Cash and cash equivalents	$5,894	$5,894	$5,894		$—		$—
FHLB and FRB-NY stock (1)	973	973	—		973		—
Loans and leases held for investment, net(2)	59,702	56,605	—		—		56,605
Financial Liabilities:
Deposits	$66,000	$65,991	$45,157	(3)	$20,834	(4)	$—
Borrowed funds	12,184	11,972	—		11,972		—
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
(4)Includes CDs.

The methods and significant assumptions used to estimate fair values for our financial instruments are described below:

Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and due from banks and interest-earning deposits and other securities with financial institutions. Cash and due from banks includes cash on hand, cash equivalents, and balances with other banks. Interest-earning deposits and other securities primarily comprise interest-bearing deposits and short-term money market investments. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Federal Home Loan Bank Stock
Ownership in equity securities of the FHLB is generally restricted and there is no established liquid market for their resale; therefore the estimated fair value of the FHLB securities is assumed to equal their carrying value.

Loans and leases
We disclose the fair value of loans and leases measured at amortized cost using an exit price notion. We determine the fair value on substantially all of our loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis.

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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2026	2025
Assets:
Loans held for sale:
Net gain on loan sales and securitizations	$4	$7

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2026			December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$7	$7	$—	$6	$7	$1
Total non-accrual loans	$7	$7	$—	$6	$7	$1
Accrual loans:
Loans held for sale	$225	$226	$1	$230	$234	$4
Total accrual loans	$225	$226	$1	$230	$234	$4
Total loans:
Loans held for sale	$232	$233	$1	$236	$241	$5
Total loans	$232	$233	$1	$236	$241	$5

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize our preferred stock as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026 and December 31, 2025
Preferred Stock Series	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share	March 31, 2026	December 31, 2025
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	5,000,000	515,000	515,000	$0.01	$1,000	$503	$503
Fixed Rate Perpetual Noncumulative Convertible Series B	267,062	192,062	750	$0.01	$—	$1	$1
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	523,369	—	—	$0.01	$2,000	$—	$—
Non-Voting Common Equivalent Series D	315,000	45	15	$0.01	$0.0001	$—	$—

Series A Preferred stock

Each Series A preferred depositary share represents a 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the three months ended March 31, 2026 and 2025, we paid $8 million of dividends on our Series A preferred stock.

Series B Preferred Stock

As of March 31, 2026, the outstanding shares of Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250 thousand shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in our control. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the three months ended March 31, 2026 and 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,477 as of March 31, 2026 ($7.42 per common share assuming full conversion). At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315 thousand shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. Series D NVCE Stock is convertible into common stock at a conversion rate of 333 common shares per one share of Series D NVCE Stock or approximately 105 million shares of common stock.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 17 - Commitments and Contingencies

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of loan originations, as well as commercial, performance and financial stand-by letters of credit, which are not included on our Condensed Consolidated Statements of Condition.

The following table summarizes our off-balance sheet commitments to originate loans and letters of credit:

	March 31, 2026	December 31, 2025
Multi-family and Commercial real estate	$491	$553
One-to-four family including interest rate locks	1,347	1,031
Other loan commitments	9,432	9,099
Total loan commitments	$11,270	$10,683
Stand-by letters of credit	583	628
Total commitments(1)	$11,853	$11,311
(1)The allowance for unfunded commitments is $53 million and $55 million as of March 31, 2026 and December 31, 2025, respectively, and is included in Other liabilities.

These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in Fee income in the Condensed Consolidated Statements of Income (Loss).

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
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the accrual for legal actions was immaterial. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at March 31, 2026 is immaterial.
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
On December 19, 2024, another purported shareholder of Flagstar filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Bank and certain current and former directors and executive officers of Flagstar. This additional purported class action alleged substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. On April 28, 2025, the Court entered a stipulated order consolidating the Lemm and Garfield matters. The action formerly known as Lemm was then recaptioned by the Court to In re: New York Community Bancorp, Inc. Securities Litigation. On August 8, 2025, Flagstar and the individual defendants filed a motion to dismiss for this matter which is full briefed and is pending decision by the Court. We are vigorously defending the allegations set forth in the purported class action complaints and also intend to vigorously defend any related actions.

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

On August 8, 2025, the parties reached a global settlement for both In re: Flagstar December 2021 Data Security Incident Litigation and Phillip Angus et al v. Flagstar Bank. The settlement, which requires court approval would fully resolve the common law and statutory claims of all potential claimants associated with the combined lawsuits. In order to consolidate the two data breach cases, In re: Flagstar December 2021 Data Security Incident Litigation was reassigned to the judge presiding over Phillip Angus et al v. Flagstar Bank. An order was issued on August 25, 2025, closing out In re: Flagstar December 2021 Data Security Incident Litigation and consolidating the two cases into the Angus matter (Case No. 2:21-cv-10657 (E.D. Mich.). As part of the global settlement process, Plaintiffs first filed a consolidated class action complaint on September 24, 2025 and then, on October 1, 2025, filed an unopposed Motion for Preliminary Approval of Class Settlement with the Court. On January 15, 2026, the court scheduled a hearing on the Motion for Preliminary Approval of Class Action Settlement. On February 20, 2026, following a hearing, the Court requested the Plaintiff's submit a written order to the Court for its approval. On March 12, 2026, the Court entered the Preliminary Approval Order which includes a scheduling order for administration of the settlement agreement. On April 1, 2026, we made payment to the settlement administrator as required by the scheduling order.

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

In November, 2025, the OCC and supporting trade groups filed amicus briefs in support of Flagstar’s rehearing petition. On December 8, 2025, the Ninth Circuit ordered plaintiffs to respond to Flagstar’s petition for rehearing en banc. Plaintiff’s response to Flagstar's petition was filed on January 28, 2026. On March 26, 2026, the Ninth Circuit Court of Appeals issued an Order denying Flagstar's petition for rehearing and petition for rehearing en banc. Flagstar has vigorously defended this action, and intends to continue its defense in this matter by pursuing all available appellate recourse.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 18 - Segment Reporting

Our chief operating decision maker is the Chief Executive Officer. We have evaluated our operating structure and determined that we operate in one reportable segment, which constitutes our only operating segment. Our chief operating decision maker regularly evaluates the performance of the business as a whole, with financial results reviewed on a consolidated basis.

Given the current focus on our operations, products, and services, the chief operating decision maker does not assess performance or make operating decisions based on distinct geographic or product line divisions as the focus has been on consolidated cost measures and realigning business operations to ensure long-term profitability. A current focus of the chief operating decision maker is on the primary revenue sources and the costs of the organization. Therefore, the chief operating decision maker considers each element of noninterest expense in decision making about how to allocate the resources of the Bank. Additionally, the chief operating decision maker is focused on the key consolidated revenue sources, most notably NII, which led to the decision to sell certain portions of our business and certain loan portfolios. Our significant revenues and expenses are reported on the face of the Condensed Consolidated Statements of Income (Loss). As a result, our financial performance is reviewed as a single operating segment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant risks include interest rate risk and market risk. For more information regarding interest rate risk please refer to the "Interest Rate Risk" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q. There have been no changes with regard to our market risk disclosed in "Interest Rate Risk" in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 to which this report relates, which materially affect, or are reasonably likely to materially affect, our system of Internal Control over Financial Reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information included under Note 17 - Commitments and Contingencies to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding risk factors that could materially affect our business, financial condition, or future results of operations. There have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

We have no active share repurchase programs as of March 31, 2026. Any future share repurchases would be subject to prior approval from the OCC.

Shares that are repurchased pursuant to the Bank’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2026.

Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2026
January 1 - 31, 2026	117,641	$12.87	$—
February 1 - 28, 2026	17,821	13.98	—
March 1 - 31, 2026	469,950	12.22	—
Total First Quarter 2026	605,412	$12.40	—

Item 3.	Defaults Upon Senior Securities
    We had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.3	Form of Warrant Certificate for Shares of Series D Non-Voting Common Equivalent Stock (5)
4.4	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(5)Incorporated herein by reference to Exhibits 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2026 (File No. 1-31565).

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

DATE:	May 7, 2026	Flagstar Bank, National Association
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)