Form 10-Q
period 2026-06-30
FLAGSTAR BANK, NATIONAL ASSOCIATION
filed 2026-08-06
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 415,092,836 shares.

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
•our ability to execute our capital management strategies, including our ability to complete our current stock repurchase program and to implement future stock repurchase programs;
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
•the outcome of pending or threatened litigation, or of investigations or any other matters before regulatory agencies, whether currently existing or commencing in the future, including with respect to any litigation, investigation or other regulatory actions related to (i) the business practices of acquired companies, including our acquisition of Flagstar Bancorp and subsequent purchase and assumption of certain assets and liabilities of Signature, (ii) the capital raise transaction we completed in March of 2024, (iii) past cyber security breaches, and (iv) various historical events and circumstances involving Flagstar, including our full year 2023 earnings announcement, disclosures regarding credit losses, provisioning and goodwill impairment, and negative news and expectations about the prospects of Flagstar (and associated stock price volatility and changes);
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
•changes in legislation, regulation, policies, guidance, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (including the New York Housing Stability and Tenant Protection Act of 2019 and recent legislative action in New York City to freeze rents on certain rent-regulated properties), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
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

See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Background

Flagstar Bank, National Association, is a national banking association headquartered in Hicksville, New York. At June 30, 2026, we had $87.7 billion of assets, $61.2 billion of loans, $67.5 billion of deposits, and total stockholders’ equity of $8.1 billion.

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

RESULTS OF OPERATIONS

Net Income (loss)

For the three months ended June 30, 2026, we reported net income of $34 million compared to net income of $21 million for the three months ended March 31, 2026. The net income attributable to common stockholders for the three months ended June 30, 2026 was $26 million, or $0.06 per diluted share compared to net income attributable to common stockholders of $13 million, or $0.03 per diluted share for the three months ended March 31, 2026.

For the six months ended June 30, 2026, we reported net income of $55 million compared to net loss of $170 million for the six months ended June 30, 2025. The net income attributable to common stockholders for the six months ended June 30, 2026 was $39 million, or $0.08 per diluted share compared to net loss attributable to common stockholders of $186 million, or $0.45 per diluted share for the six months ended June 30, 2025.

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

	Three Months Ended,
	June 30, 2026				March 31, 2026
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$60,971	$751		4.91%	$60,840	$754		4.97%
Securities (2)	17,037	180		4.22%	16,840	179		4.25%
Interest-earning cash and cash equivalents	5,042	45		3.63%	5,631	51		3.64%
Total interest-earning assets	$83,050	$976		4.71%	$83,311	$984		4.79%
Non-interest-earning assets	3,644				3,746
Total assets	$86,694				$87,057
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$19,617	$126		2.55%	$18,703	$114		2.49%
Savings accounts	14,857	97		2.63%	14,905	101		2.74%
Certificates of deposit	20,694	201		3.90%	20,565	203		4.00%
Total interest-bearing deposits	$55,168	$424		3.08%	$54,173	$418		3.13%
Total borrowed funds	10,276	112		4.37%	11,401	123		4.38%
Total interest-bearing liabilities	$65,444	$536		3.28%	$65,574	$541		3.35%
Non-interest-bearing deposits	11,970				11,955
Other liabilities	1,106				1,330
Total liabilities	$78,520				$78,859
Stockholders’ and mezzanine equity	8,174				8,198
Total liabilities and stockholders’ equity	$86,694				$87,057
Net interest income/interest rate spread		$440		1.43%		$443		1.44%
Net interest margin				2.13%				2.15%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.27	x
(1)Comprised of Loans and leases held for investment, net of deferred loan fees and costs, and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

	Six Months Ended,
	June 30, 2026				June 30, 2025
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$60,906	$1,505		4.94%	$67,011	$1,700		5.12%
Securities (2)	16,939	359		4.24%	14,124	318		4.50%
Interest-earning cash and cash equivalents	5,335	96		3.64%	13,193	289		4.42%
Total interest-earning assets	$83,180	$1,960		4.75%	$94,328	$2,307		4.93%
Non-interest-earning assets	3,694				3,574
Total assets	$86,874				$97,902
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$19,162	$240		2.52%	$20,758	$329		3.20%
Savings accounts	14,881	198		2.69%	14,351	221		3.10%
Certificates of deposit	20,630	404		3.95%	25,830	595		4.65%
Total interest-bearing deposits	$54,673	$842		3.10%	$60,939	$1,145		3.79%
Total borrowed funds	10,835	235		4.32%	14,240	333		4.71%
Total interest-bearing liabilities	$65,508	$1,077		3.31%	$75,179	$1,478		3.96%
Non-interest-bearing deposits	11,963				12,899
Other liabilities	1,218				1,728
Total liabilities	$78,689				$89,806
Stockholders’ and mezzanine equity	8,185				8,096
Total liabilities and stockholders’ equity	$86,874				$97,902
Net interest income/interest rate spread		$883		1.44%		$829		0.97%
Net interest margin				2.14%				1.77%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.25	x
(1)Comprised of Loans and leases held for investment, net of deferred loan fees and costs, and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Three Months Ended,			Six Months Ended,
	June 30, 2026 compared to March 31, 2026 Increase/(Decrease) Due to:			June 30, 2026 compared to June 30, 2025 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Total loans and leases	$2	$(6)	$(4)	$(151)	$(44)	$(195)
Securities	2	(1)	1	60	(19)	41
Interest earning cash & cash equivalent	(5)	—	(5)	(143)	(50)	(193)
Total interest-earnings assets	$(1)	$(7)	$(8)	$(234)	$(113)	$(347)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$6	$5	$11	$(20)	$(69)	$(89)
Savings accounts	—	(3)	(3)	7	(30)	(23)
Certificates of deposit	1	(3)	(2)	(103)	(89)	(192)
Total borrowed funds	(12)	1	(11)	(73)	(24)	(97)
Total interest-bearing liabilities	$(5)	$—	$(5)	$(189)	$(212)	$(401)
Change in net interest income	$4	$(7)	$(3)	$(45)	$99	$54

Comparison to Prior Quarter

During the three months ended June 30, 2026, NIM decreased 2 basis points, and NII decreased $3 million compared to the three months ended March 31, 2026. The decrease in NII was primarily due to higher average balances and rates paid on interest-bearing checking and money market accounts, reflecting deposit pricing adjustments in response to competitive market conditions, as well as lower yields on our loan portfolio as we continued our strategy of diversifying our portfolio. These decreases were partially offset by the continued paydown of borrowed funds.

Comparison to Prior Year to Date

During the six months ended June 30, 2026, NIM increased 37 basis points and NII increased $54 million compared to the six months ended June 30, 2025. The increase was primarily driven by the paydown of higher-cost deposits and borrowings during the year ended December 31, 2025, and the decision to reinvest cash into higher-earning assets. These increases were partially offset by lower yields on our loan portfolio as we continued our strategy of diversifying our loan portfolio.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Provision for credit losses	$18	$—	NM	$18	$143	(87)%

Comparison to Prior Quarter

For the three months ended June 30, 2026, the provision for credit losses increased $18 million compared to the three months ended March 31, 2026. The increase was primarily due to credit adjustments driven by recent regulatory action in New York City to freeze rents on multifamily properties, higher net charge-offs, and growth in our C&I portfolio. These increases were partially offset by lower reserve requirements resulting from strategic reductions in our multi-family and CRE portfolios.

Comparison to Prior Year to Date

For the six months ended June 30, 2026, the provision for credit losses decreased $125 million compared to the six months ended June 30, 2025. The decrease was primarily due to strategic reductions in our multi-family and CRE portfolios and lower net charge-offs.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Fee income	$26	$23	13%	$49	$44	11%
Bank-owned life insurance	13	10	30%	23	20	15%
Net gain (loss) on investment securities	4	(9)	NM	(5)	—	NM
Net gain on loan sales and securitizations	4	5	(20)%	9	19	(53)%
Net loan administration income	1	—	NM	1	5	(80)%
Other	28	26	8%	54	69	(22)%
Total non-interest income	$76	$55	38%	$131	$157	(17)%

Comparison to Prior Quarter

For the three months ended June 30, 2026, non-interest income increased $21 million compared to the three months ended March 31, 2026. The increase was primarily due to a $4 million gain on the sale of our investment in Figure Technology Solutions, Inc. compared to a $9 million loss recognized in the prior quarter, higher income from our bank-owned life insurance driven by death benefit claims, and higher fee income resulting from treasury management and capital markets income.

Comparison to Prior Year to Date

For the six months ended June 30, 2026, non-interest income decreased $26 million compared to the six months ended June 30, 2025. The decrease was primarily due to lower other income driven by lower MSR adjustments, which were elevated in the prior year due to the wind down of the mortgage and servicing operations, a $5 million loss on our investment in Figure Technology Solutions, Inc, and lower gains on loan sales and securitizations resulting from the non-recurrence of prior year gains related to the wind-down of the mortgage and servicing operations. The decrease was partially offset by higher fee income driven by capital market and treasury management income, as well as higher bank-owned life insurance income driven by death benefit claims.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Operating expenses:
Compensation and benefits	$220	$228	(4)%	$448	$481	(7)%
Occupancy and equipment	46	50	(8)%	96	108	(11)%
Software expense	49	47	4%	96	80	20%
FDIC insurance	30	30	—%	60	99	(39)%
Professional services	19	22	(14)%	41	49	(16)%
General and administrative	63	64	(2)%	127	151	(16)%
Total operating expense	$427	$441	(3)%	$868	$968	(10)%
Intangible asset amortization	23	25	(8)%	48	55	(13)%
Merger-related expense	—	—	NM	—	22	(100)%
Total non-interest expense	$450	$466	(3)%	$916	$1,045	(12)%

Comparison to Prior Quarter

Total non-interest expenses for the three months ended June 30, 2026 decreased $16 million compared to the three months ended March 31, 2026. The decrease was primarily due to lower compensation and benefits stemming from the actions taken to optimize costs as well as lower occupancy and equipment costs as result of lower seasonal maintenance activities.

Comparison to Prior Year to Date

Total non-interest expenses for the six months ended June 30, 2026 decreased $129 million compared to the six months ended June 30, 2025. The decrease was primarily due to lower FDIC insurance expense as a result of improved assessment factors and a reduced asset base, lower compensation and benefits costs stemming from the actions taken to optimize costs, the absence of merger-related expenses, and a decrease in general and administrative expenses reflecting our continued operating expense discipline. These decreases were partially offset by higher software expenses attributable to ongoing infrastructure development and system enhancements.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense (benefit) and effective tax rate for the respective periods:

	Three Months Ended,			Six Months Ended,
(in millions)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Income tax expense (benefit)	$14	$11	27%	$25	$(32)	(178)%
Effective tax rate	28.2%	34.9%		30.9%	15.9%

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to our year-to-date income (loss) before income taxes, adjusted for discrete items recognized during the quarter. For the six months ended June 30, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected results for 2025; therefore, we used our actual effective tax rate to compute our income tax benefit for those periods. During 2026, we resumed applying the estimated annual effective tax rate methodology.

Comparison to Prior Quarter

The income tax expense for the three months ended June 30, 2026 increased by $3 million compared to the three months ended March 31, 2026 primarily as a result of higher pre-tax income.

Comparison to Prior Year to Date

The income tax expense for the six months ended June 30, 2026 increased by $57 million compared to the six months ended June 30, 2025, primarily as a result of the increase in our pre-tax income and the application of our estimated annual effective tax rate for the current period compared to the use of our actual effective tax rate in the prior year.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	June 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$26,931	44.2%	$28,983	47.7%
Commercial real estate	8,244	13.5	9,314	15.3
One-to-four family first mortgage	5,767	9.5	5,630	9.3
Commercial and industrial	18,563	30.4	15,217	25.1
Other loans	1,482	2.4	1,588	2.6
Total loans and leases held for investment	$60,987	100.0%	$60,732	100.0%
Allowance for credit losses on loans and leases	(869)		(1,030)
Total loans and leases held for investment, net	$60,118		$59,702
Loans held for sale	208		265
Total loans and leases, net	$60,326		$59,967

Total loans and leases held for investment increased $255 million at June 30, 2026 compared to December 31, 2025, primarily as a result of growing originations within our C&I portfolio, partially offset by our continued strategy of diversifying our loan portfolio by reducing our concentration in our multi-family portfolio as well as par payoffs within our CRE portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	June 30, 2026
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date	Non-Option Loans by Contractual Maturity	Total(1)(3)
2026	$2,035	$665	$1,263	$282	$4,245
2027	7,038	1,465	802	751	10,056
2028	3,524	1,923	354	1,351	7,152
2029	2,238	1,605	235	637	4,715
2030	75	1,973	12	353	2,413
2031+	86	4,105	5	1,000	5,196
Total amounts due or repricing, gross	$14,996	$11,736	$2,671	$4,374	$33,777
(1)Excludes Specialty Finance CRE loans and multi-family loans serviced-by-others totaling $65 million and $95 million respectively. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $138 million.
(2)Excludes ADC loans.
(3)Excludes $132 million of loans past their contractual maturity date that are in the process of modification or foreclosure.

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

Multi-Family Loans

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Multi-family	$26,931	$28,983	$(2,052)	(7)%

Our multi-family loan portfolio decreased $2.1 billion at June 30, 2026 compared to December 31, 2025, primarily due to $1.7 billion of par payoffs since December 31, 2025, with 42 percent of the payoffs from substandard loans. The reduction in our multi-family loan portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to multi-family loans.

The majority of our multi-family loan portfolio consists of non-recourse loans secured by rental apartment buildings. As of June 30, 2026 and December 31, 2025, $14.6 billion or 54 percent and $15.8 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, respectively. Of these amounts, $12.8 billion or 87 percent and $13.9 billion or 88 percent were subject to rent regulation laws to varying degrees at June 30, 2026 and December 31, 2025, respectively. Additionally, $8.9 billion and $9.5 billion of these loans, as of June 30, 2026 and December 31, 2025, respectively, were secured by properties in which at least 50 percent of the units were rent-regulated.

To mitigate our exposure to rent-regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors.

Historically, our multi-family loans may have contained an initial interest-only period; however, they were underwritten on a fully amortizing basis, including calculation of the DSCR. Whether a borrower qualified for an interest-only period was based on the individual credit profile of the borrower, particularly the loan-to-value of the property. Our multi-family loan portfolio had $5.3 billion outstanding with interest-only payments at June 30, 2026. The weighted average interest-only period remaining was 25.4 months as of June 30, 2026, with approximately 31 percent of these loans entering their amortization period by the end of 2026.

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

The following table presents a geographical analysis of the multi-family loans in our held for investment loan portfolio:

	June 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$4,513	17%	$4,901	17%
Brooklyn	4,175	16	4,559	16
Bronx	2,604	10	2,723	9
Queens	2,028	8	2,206	8
Staten Island	68	—	69	—
Total New York City	$13,388	51%	$14,458	50%
New Jersey	3,314	12%	3,715	13%
Long Island	372	1	426	1
Total Metro New York	$17,074	64%	$18,599	64%
Other New York State	872	3%	930	3%
Pennsylvania	2,699	10	2,831	10
Florida	1,289	5	1,483	5
Ohio	940	4	968	3
All other states	4,057	14	4,172	15
Total	$26,931	100%	$28,983	100%

Commercial Real Estate

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Commercial real estate	$8,244	$9,314	$(1,070)	(11)%

At June 30, 2026, CRE loans decreased $1.1 billion compared to December 31, 2025, primarily due to par payoffs, and paydowns, partially offset by originations since December 31, 2025.

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

The following table presents an analysis of the property types that collateralize the CRE loans in our held for investment portfolio:

	June 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office (includes owner and non-owner occupied)	$1,784	22%	$1,954	21%
Retail (includes owner and non-owner occupied)	1,348	16	1,560	17
Industrial	3,273	40	3,928	42
Other	1,839	22	1,872	20
Total	$8,244	100%	$9,314	100%

The following table presents a geographical analysis of the CRE loans in our held for investment loan portfolio:

	June 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$3,463	42%	$3,626	39%
Michigan	788	9	929	10
California	710	9	703	8
New Jersey	485	6	640	7
Florida	630	8	626	7
Texas	238	3	318	3
All other states	1,930	23	2,472	26
Total	$8,244	100%	$9,314	100%

Commercial and Industrial

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Commercial and industrial	$18,563	$15,217	$3,346	22%

Our C&I loan portfolio increased $3.3 billion at June 30, 2026 compared to December 31, 2025, primarily due to $4.8 billion of new originations driven by $6.8 billion of new and increased loan commitments during the six months ended June 30, 2026, partially offset by paydowns in the existing portfolio. The increase in our C&I loan portfolio was primarily due to continued growth in Specialized Industries and Regional Commercial Banking.

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

One-to-Four Family Loans

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
One-to-four family first mortgage	$5,767	$5,630	$137	2%

One-to-four family loans increased $137 million at June 30, 2026 compared to December 31, 2025, primarily driven by new originations.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2026, excluding LGG, loans in this portfolio had an average current FICO score of 744 and an average loan-to-value ratio of 50 percent.

Other Loans

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Other loans	$1,482	$1,588	$(106)	(7)%

At June 30, 2026, other loans decreased $106 million compared to December 31, 2025, primarily driven by payoffs at par.

Other loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of June 30, 2026, loans in this portfolio had an average current FICO score of 759.

Loans Held for Sale

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Loans held for sale	$208	$265	$(57)	(22)%

Loans held for sale at June 30, 2026 decreased $57 million compared to December 31, 2025, primarily due to the completion of loan sales during the six months ended June 30, 2026.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases as of:

	June 30, 2026			December 31, 2025
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$439	1.63%	44.2%	$549	1.89%	47.7%
Commercial real estate loans	153	1.86	13.5	229	2.46	15.3
One-to-four family first mortgage loans	35	0.61	9.5	35	0.62	9.3
Commercial and industrial	177	0.95	30.4	150	0.99	25.1
Other loans	65	4.39	2.4	67	4.22	2.6
Total loans	$869	1.42%	100.0%	$1,030	1.70%	100.0%

The ACL on loans and leases as of June 30, 2026 decreased $161 million from December 31, 2025. The decrease was primarily driven by charged-off loans which had specific reserves and declines in our higher-risk multi-family and CRE portfolios, primarily from payoffs.

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type as of:

(in millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Multi-family	$2,132	$2,261	$(129)	(6)%
Commercial real estate	471	489	(18)	(4)%
One-to-four family first mortgage	60	64	(4)	(6)%
Commercial and industrial	111	130	(19)	(15)%
Other non-accrual loans	26	31	(5)	(16)%
Total non-accrual loans(1)	$2,800	$2,975	$(175)	(6)%
Repossessed assets	8	11	(3)	(27)%
Total non-performing assets	$2,808	$2,986	$(178)	(6)%

Non-accrual loans to total loans held for investment	4.59%	4.90%
Non-performing assets to total assets	3.20%	3.41%
Allowance for credit losses on loans and leases to non-accrual loans	31.04%	34.62%
(1)Excludes $5 million and $30 million of non-accrual held for sale loans at June 30, 2026 and December 31, 2025, respectively.

The following table sets forth the changes in non-accrual loans for the six months ended June 30, 2026:

(in millions)
Balance at December 31, 2025	$2,975
New non-accrual loans	780
Charge-offs	(100)
Transferred to Other assets	(4)
Loan payoffs, including dispositions and principal pay-downs	(836)
Restored to performing status	(15)
Balance at June 30, 2026	$2,800

During the six months ended June 30, 2026 non-accrual loans decreased $175 million primarily due to the resolution of a single borrower relationship undergoing bankruptcy proceedings. Approximately 40 percent of our non-accrual loans are current on their contractual payment terms.

Delinquencies

The following table presents our loans held for investment 30 to 89 days past due by loan type and the changes in the respective balances.

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Loans 30 to 89 Days Past Due:
Multi-family	$233	$588	$(355)	(60)%
Commercial real estate	30	155	(125)	(81)%
One-to-four family first mortgage	9	78	(69)	(88)%
Commercial and industrial	82	126	(44)	(35)%
Other loans	14	39	(25)	(64)%
Total loans 30-89 days past due	$368	$986	$(618)	(63)%

As of June 30, 2026, we had $51 million of loans 90 days or more past due that were still accruing interest compared to no loans 90 days or more past due and still accruing interest as of December 31, 2025.

Charge-offs

The following table summarizes net charge-offs as a percentage of average loans:

	Three Months Ended June 30,
	2026			2025
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(1)	Net Charge-offs (Recoveries)	Average Balance	%(1)
Multi-family	$80	$27,331	1.17%	$96	$32,847	1.17%
Commercial real estate	1	8,723	0.05	13	11,061	0.47
One-to-four family first mortgage	1	5,353	0.07	1	4,995	0.08
Commercial and industrial	13	17,446	0.30	3	14,486	0.08
Other	5	1,514	1.32	4	1,711	0.94
Total	$100	$60,367	0.66%	$117	$65,100	0.72%
(1)Three months ended presented on an annualized basis.

	Six Months Ended June 30,
	2026			2025
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(1)	Net Charge-offs (Recoveries)	Average Balance	%(1)
Multi-family	$152	$27,939	1.09%	$176	$33,378	1.05%
Commercial real estate	9	8,962	0.20	15	11,251	0.27
One-to-four family first mortgage	2	5,319	0.08	2	4,989	0.08
Commercial and industrial	5	16,541	0.06	31	14,706	0.42
Other	10	1,536	1.30	8	1,728	0.93
Total	$178	$60,297	0.59%	$232	$66,052	0.70%
(1)Six months ended presented on an annualized basis.

Securities

Debt Securities Available-for-Sale

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Debt Securities Available-for-Sale	$16,553	$15,701	$852	5%

At June 30, 2026, debt securities available-for-sale increased $852 million compared to December 31, 2025. The increase was primarily due to our decision to reinvest cash into higher earning assets. At June 30, 2026, 21 percent of our portfolio is comprised of floating rate securities.

At June 30, 2026, debt securities available-for-sale had an estimated weighted average life of 4 years compared to 5 years at December 31, 2025. Mortgage-related securities included in debt securities available-for-sale were $13.9 billion and $13.0 billion at June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at June 30, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale: (1)
Due within one year	—%	—%	—%	—%
Due from one to five years	2.61	3.55	4.69	—
Due from five to ten years	2.41	1.61	5.37	—
Due after ten years	4.34	—	5.77	5.28
Total debt securities available-for-sale	4.30	2.62	5.00	5.28
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

The following table summarizes the change in our deposits:

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Interest-bearing checking and money market accounts	$20,477	$18,233	$2,244	12%
Savings accounts	14,836	14,864	(28)	—%
Certificates of deposit	20,477	20,843	(366)	(2)%
Non-interest-bearing accounts	11,731	12,060	(329)	(3)%
Total deposits (1)	$67,521	$66,000	$1,521	2%
(1) Includes $2.6 billion and $2.1 billion of non-servicing custodial deposits as of June 30, 2026 and December 31, 2025, respectively.

Total deposits at June 30, 2026 increased $1.5 billion compared to December 31, 2025, primarily driven by growth in commercial and private bank deposits, partially offset by lower brokered deposits.

The following table presents the composition of our brokered deposits for the periods presented:

(in millions)	June 30, 2026	December 31, 2025
Brokered interest-bearing checking and money market accounts	$—	$76
Brokered certificates of deposit	2,148	2,326
Total Brokered Deposits(1)	$2,148	$2,402
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	June 30, 2026	December 31, 2025
3 months or less	$1,825	$2,758
Over 3 months through 6 months	1,166	1,933
Over 6 months through 12 months	2,072	1,175
Over 12 months	1,003	466
Total time deposits in excess of $250,000 per depositor(1)	$6,066	$6,332
(1) Includes brokered certificates of deposit of $2.2 billion and $2.3 billion at June 30, 2026 and December 31, 2025, respectively. Brokered certificates of deposit with balances in excess of $250,000 are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

Uninsured Deposits

At June 30, 2026, our deposit base included $14.5 billion of deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit.

As of June 30, 2026, total bank liquidity exceeds the balance of our uninsured deposits by $12.7 billion.

Borrowed Funds

The following table summarizes our borrowed funds:

(in millions)	June 30, 2026	December 31, 2025	($) Change	(%) Change
Short-term borrowings(1)
FHLB advances	$4,251	$4,000	$251	6%
Total short-term borrowings	$4,251	$4,000	$251	6%

Long-term debt
FHLB advances	$5,650	$7,151	$(1,501)	(21)%
Junior subordinated debentures	587	585	2	—%
Subordinated notes	449	448	1	—%
Total long-term debt	$6,686	$8,184	$(1,498)	(18)%
Total borrowed funds	$10,937	$12,184	$(1,247)	(10)%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

At June 30, 2026 total borrowed funds decreased $1.2 billion compared to December 31, 2025 primarily due to our continued strategy of reducing higher-cost wholesale borrowings.

FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. As of June 30, 2026 and December 31, 2025, our wholesale borrowings had $250 million of callable features, respectively.

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

Credit Risk

It is our practice to continually review the risk in our loan portfolio. For our multi-family and CRE loan portfolios, we receive financial information from borrowers annually and in some cases more frequently. Generally, updated annual borrower financial information is received during the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the DSCR. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a DSCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required. The rent freeze applicable to rent-regulated multi-family apartment buildings in New York City, as approved by its Rent Guidelines Board in June 2026 and effective in October 2026, could increase credit risk for loans secured by multi-family properties in New York City by limiting rental revenue growth against rising operating costs.

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

As of June 30, 2026, $1.6 billion of multifamily loans have reached their repricing date. Approximately, 93 percent of the loans that repriced during 2026 are current on their contractual payments or paid off during the year.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified Loans at June 30, 2026 and December 31, 2025 were $8.5 billion and $9.7 billion, respectively. The decrease in Classified Loans is primarily attributable to the par payoffs of multi-family and CRE substandard loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings.

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

We actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Gross charge-offs of $193 million were recorded on multi-family and CRE loans during the six months ended June 30, 2026, primarily driven by appraisals received on those loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings during the three months ended March 31, 2026.

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

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is our retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $14.5 billion of deposits that are uninsured or not collateralized by securities or letters of credit as of June 30, 2026, representing 21 percent of our overall deposit base as of that date. We also obtain funding through various wholesale funding channels, including $9.9 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $2.1 billion outstanding as of June 30, 2026.

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

(in billions)	June 30, 2026	December 31, 2025
Cash at Federal Reserve	$4.6	$5.3
High-Quality Liquid Assets	14.3	13.5
Total On-Balance Sheet Liquidity	$18.9	$18.8
FHLB Available Capacity	5.6	6.5
Discount Window Available Capacity	2.7	1.8
Total Liquidity	$27.2	$27.1

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and DBRS. As of July 31, 2026, our credit ratings were as follows:

	Moody's	Fitch	DBRS
Long-Term Issuer Rating	Ba3	BB+	BBB
Long-Term Deposits	Baa3	BBB	BBB
Short-Term Deposits	Prime-3	F3

In April 2026, Moody’s upgraded our credit ratings. This upgrade reflects the continued improvement in our credit profile.

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

For example, we offer CDs with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At June 30, 2026, we had CDs of $20.5 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $6.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $418 million at June 30, 2026, a decrease of $9 million compared to $427 million at December 31, 2025.

At June 30, 2026, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of Income (Loss).

At June 30, 2026, our total liquidity position was $27.2 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For June 30, 2026, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

Interest Rate Risk

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: (i) to evaluate the interest rate risk inherent in our balance sheet; (ii) to determine the appropriate level of risk given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and (iii) to manage that risk in a manner consistent with guidelines approved by our Board of Directors.

As a financial institution, interest rate risk represents our primary market risk. Changes in market interest rates can significantly affect the income and expense generated by our interest-earning assets and interest-bearing liabilities, as well as the market value of our interest-earning assets. Accordingly, the Board and management monitor interest rate risk on a regular basis so that changes to the balance sheet may be made when deemed appropriate.

The actual duration of held for investment mortgage loans and mortgage-related securities can be significantly affected by changes in prepayment behavior and market interest rates. Prepayment levels may also be influenced by economic conditions in the geographies where the underlying mortgages were originated, seasonal factors, demographic trends, and the assumability of the underlying mortgages. However, market interest rates and the availability of refinancing opportunities generally have the most significant influence on prepayment activity.

Interest Rate Sensitivity Analysis

Interest rate sensitivity is monitored using a model that estimates changes in EVE under a range of interest rate scenarios. EVE represents the net present value of the expected cash flows from assets, liabilities, and off-balance sheet contracts. Under each interest rate scenario, the estimated percentage change in EVE is measured relative to the base case. The model incorporates assumptions regarding loan and MBS prepayments, market value spreads, deposit decay rates and betas, and other assumptions regarding the expected behavior of assets and liabilities.

Based on the information and assumptions in effect at June 30, 2026, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	4.3%
-100 shock	2.6%
+100 shock	(3.6)%
+200 shock	(7.7)%

The net changes in EVE presented in the preceding table are within the limits approved by the Board.

Accordingly, while the EVE analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the EVE, and actual results may differ materially from those presented.

Interest rate risk is also monitored using a model that generates NII simulations under a range of interest rate scenarios. Estimating changes in NII requires a number of assumptions that may not fully reflect how actual yields and funding costs respond to changes in market interest rates. The NII analysis assumes that the composition of interest earning assets and interest-bearing liabilities existing at the beginning of the measurement period remains constant throughout the period. It also assumes that changes in interest rates are reflected uniformly across the yield curve, regardless of the maturity or repricing characteristics of individual assets and liabilities. In addition, the model does not incorporate the potential benefit of management actions that may be taken in response to changes in interest rates to mitigate interest rate risk.

Because these assumptions are inherently uncertain, actual results may differ materially from those presented, due to the timing, magnitude, and frequency of changes in market interest rates, changes in yield curve relationships and spreads, customer behavior, including prepayments and deposit repricing categories, and management actions taken in response to changing market conditions.

At June 30, 2026, the estimated change in NII over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is an increase of 0.72 percent and the estimated change for a 100 basis point increase in short term rates is a decrease of 0.24 percent.

The following table presents the estimated percentage change in future NII over the next twelve months under various instantaneous parallel interest rate shock scenarios. Based on the information and assumptions in effect at June 30, 2026, the estimated changes are presented below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(3.9)%
-100 shock	(1.7)%
+100 shock	0.8%
+200 shock	1.4%

The net changes in NII presented in the preceding table are within the parameters approved by our Board.

Future changes in the composition of our assets and liabilities, customer behavior, or market conditions may result in changes to our EVE and NII sensitivity profiles.

In the event that our EVE and NII sensitivities were to breach our internal policy limits, we would undertake appropriate remedial measures:

•ALCO would evaluate the primary causes of the policy limit breach, the expected duration of the condition, and the projected impact on earnings and capital.

•ALCO would inform the Board of Directors of the variance and present recommendations regarding proposed courses of action to restore conditions within policy limits.

These potential strategies may include asset restructuring, liability restructuring, expansion or contraction of the balance sheet, and the use or modification of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sale commitments.

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

As of June 30, 2026, our capital measures continued to exceed the minimum federal requirements. The following tables set forth the Bank's common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios as well as the respective minimum regulatory capital requirements, as of the dates shown:

	Risk-Based Capital
(in millions)	Common Equity Tier 1		Tier 1		Total		Leverage Capital
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual capital	$7,937	13.16%	$8,441	13.99%	$10,003	16.58%	$8,441	9.70%
Minimum for capital adequacy purposes	2,715	4.50	3,619	6.00	4,826	8.00	3,479	4.00
Excess	$5,222	8.66%	$4,822	7.99%	$5,177	8.58%	$4,962	5.70%
December 31, 2025
Actual capital	$7,845	12.83%	$8,348	13.66%	$9,921	16.23%	$8,348	9.22%
Minimum for capital adequacy purposes	2,751	4.50	3,668	6.00	4,890	8.00	3,623	4.00
Excess	$5,094	8.33%	$4,680	7.66%	$5,031	8.23%	$4,725	5.22%

The increase in our capital ratios from December 31, 2025 was primarily driven by a reduction in risk-weighted assets associated with the loans held for investment portfolio.

With capital levels above our target operating range, we expect to deploy excess capital through the following prioritized approach (1) Organic Growth —Profitable loan growth and other business growth opportunities across the Bank. We view disciplined organic growth as our highest-return use of capital, (2) Shareholder Returns — Capital beyond what is needed to fund our near-term growth plans may be returned to shareholders through stock repurchases and dividends, and (3) Strategic Flexibility — We retain capital capacity to fund future acquisitions and other strategic opportunities as they arise. This framework guides our capital allocation decisions and is evaluated on an ongoing basis by management and the Board.

At June 30, 2026, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 858 basis points and the fully phased-in capital conservation buffer by 608 basis points.

At June 30, 2026, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

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

On May 15, 2026, the OCC issued two final rules on preemption of state interest-on-escrow laws. First, the OCC codified the longstanding authority of a national bank like Flagstar to establish or maintain real estate lending escrow accounts and to exercise judgment as to the terms and conditions of the accounts, including as to interest rates. Second, the OCC issued a preemption determination pursuant to the Dodd-Frank Act procedures concluding that federal law preempts state laws that restrict a national bank's flexibility to decide whether and to what extent to pay interest on escrow accounts and assess fees in connections with such accounts.

On June 25, 2026, the FDIC proposed to amend the rule requiring resolution plan submissions by certain insured depository institutions with $50 billion or more in total assets. The current rule requires most covered banks to file a full resolution plan every three years, with interim supplements in off-cycle years. Flagstar filed its full resolution plan in July 2025. The FDIC's proposal, among other things, would raise the threshold for determining whether a bank is subject to the rule from $50 billion to $100 billion. If finalized as proposed, Flagstar would not be subject to the rule at its current asset size.

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

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Condition (unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	June 30, 2026	December 31, 2025
(in millions, except per share data)	(unaudited)
ASSETS:
Cash and due from banks	$416	$553
Interest-earning deposits and other securities with financial institutions	4,692	5,341
Debt securities available-for-sale	16,553	15,701
Equity investments with readily determinable fair values, at fair value	14	65
Loans held for sale	208	265
Loans and leases held for investment, net of deferred loan fees and costs	60,987	60,732
Less: Allowance for credit losses on loans and leases	(869)	(1,030)
Total loans and leases held for investment, net	60,118	59,702
Premises and equipment, net	472	477
Core deposit and other intangibles	333	381
Other assets	4,908	5,027
Total assets	$87,714	$87,512
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$20,477	$18,233
Savings accounts	14,836	14,864
Certificates of deposit	20,477	20,843
Non-interest-bearing accounts	11,731	12,060
Total deposits	67,521	66,000
Borrowed funds	10,937	12,184
Other liabilities	1,115	1,184
Total liabilities	79,573	79,368
Commitments and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par $0.01 (916,666,666 and 916,666,666 shares authorized; 423,370,093 and 422,931,277 shares issued; and 417,018,972 and 415,982,036 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,299	9,303
Accumulated deficit	(958)	(988)
Treasury stock, at cost (6,351,121 and 6,949,241 shares, respectively)	(161)	(190)
Accumulated other comprehensive loss, net of tax	(547)	(489)
Total stockholders’ equity	8,140	8,143
Total liabilities, mezzanine and stockholders’ equity	$87,714	$87,512
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
INTEREST INCOME:
Loans and leases	$751	$840	$1,505	$1,700
Securities and money market investments	225	303	455	607
Total interest income	976	1,143	1,960	2,307
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	126	162	240	329
Savings accounts	97	110	198	221
Certificates of deposit	201	287	404	595
Borrowed funds	112	165	235	333
Total interest expense	536	724	1,077	1,478
Net interest income	440	419	883	829
Provision for credit losses	18	64	18	143
Net interest income after provision for credit losses	422	355	865	686
NON-INTEREST INCOME:
Fee income	26	22	49	44
Bank-owned life insurance	13	10	23	20
Net gain (loss) on investment securities	4	—	(5)	—
Net gain on loan sales and securitizations	4	6	9	19
Net loan administration income	1	1	1	5
Other	28	38	54	69
Total non-interest income	76	77	131	157
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	220	237	448	481
Occupancy and equipment	46	53	96	108
Software expense	49	38	96	80
FDIC insurance	30	49	60	99
Professional services	19	23	41	49
General and administrative	63	72	127	151
Total operating expense	427	472	868	968
Intangible asset amortization	23	27	48	55
Merger-related expense	—	14	—	22
Total non-interest expense	450	513	916	1,045
Income (loss) before income taxes	48	(81)	80	(202)
Income tax expense (benefit)	14	(11)	25	(32)
Net income (loss)	$34	$(70)	$55	$(170)
Preferred stock dividends	8	8	16	16
Net income (loss) attributable to common stockholders	$26	$(78)	$39	$(186)
Basic earnings (loss) per common share	$0.06	$(0.19)	$0.09	$(0.45)
Diluted earnings (loss) per common share	$0.06	$(0.19)	$0.08	$(0.45)
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$34	$(70)	$55	$(170)
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	(19)	16	(58)	109
Net unrealized gain (loss) in pension and post-retirement obligations	—	—	—	1
Net unrealized gain (loss) on cash flow hedges	—	(5)	—	(12)
Total other comprehensive (loss) income, net of tax	$(19)	$11	$(58)	$98
Total comprehensive income (loss), net of tax	$15	$(59)	$(3)	$(72)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	$(7)	$6	$(21)	$38
Net unrealized gain (loss) in pension and post-retirement obligations	—	—	—	1
Net unrealized gain (loss) on cash flow hedges	—	(2)	—	(4)
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Accumulated deficit	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended June 30, 2026
Balance at March 31, 2026	416,777,393	$503	$4	$9,288	$(980)	$(167)	$(528)	$8,120	$1
Shares issued for restricted stock, net of forfeitures	376,495	—	—	(8)	—	10	—	2	—
Compensation expense related to restricted stock awards	—	—	—	19	—	—	—	19	—
Net income	—	—	—	—	34	—	—	34	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(134,916)	—	—	—	—	(4)	—	(4)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19)	(19)	—
Balance at June 30, 2026	417,018,972	$503	$4	$9,299	$(958)	$(161)	$(547)	$8,140	$1

Three Months Ended June 30, 2025
Balance at March 31, 2025	415,021,890	$503	$4	$9,286	$(875)	$(212)	$(553)	$8,153	$1
Shares issued for restricted stock, net of forfeitures	495,791	—	—	(9)	—	9	—	—	—
Compensation expense related to restricted stock awards	—	—	—	14	—	—	—	14	—
Net loss	—	—	—	—	(70)	—	—	(70)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(8)	—	—	(8)	—
Purchase of common stock	(164,287)	—	—	—	—	(1)	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11	—
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Accumulated deficit	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Six Months Ended June 30, 2026
Balance at December 31, 2025	415,982,036	$503	$4	$9,303	$(988)	$(190)	$(489)	$8,143	$1
Shares issued for restricted stock, net of forfeitures	1,777,264	—	—	(37)	—	39	—	2	—
Compensation expense related to restricted stock awards	—	—	—	33	—	—	—	33	—
Net income	—	—	—	—	55	—	—	55	—
Dividends paid on common stock ($0.02)	—	—	—	—	(9)	—	—	(9)	—
Dividends paid on preferred stock Series A ($31.88), Series B ($6.67)	—	—	—	—	(16)	—	—	(16)	—
Purchase of common stock	(740,328)	—	—	—	—	(10)	—	(10)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)	—
Balance at June 30, 2026	417,018,972	$503	$4	$9,299	$(958)	$(161)	$(547)	$8,140	$1

Six Months Ended June 30, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	959,622	—	—	(20)	—	20	—	—	—
Compensation expense related to restricted stock awards	—	—	—	29	—	—	—	29	—
Net loss	—	—	—	—	(170)	—	—	(170)	—
Dividends paid on common stock ($0.02)	—	—	—	—	(8)	—	—	(8)	—
Dividends paid on preferred stock Series A ($31.88), Series B ($6.66)	—	—	—	—	(16)	—	—	(16)	—
Purchase of common stock	(540,856)	—	—	—	—	(5)	—	(5)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	98	98	—
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55	$(170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	18	143
Depreciation and amortization	68	76
Stock-based compensation	33	29
Deferred tax expense (benefit)	31	(80)
Other operating activities	(79)	40
Changes in operating assets and liabilities:
Decrease in other miscellaneous assets	20	164
Decrease in other miscellaneous liabilities	(52)	(533)
Change in loans held for sale, net	14	96
Net cash provided by (used in) operating activities	108	(235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available-for-sale	2,258	956
Proceeds from sales of securities available-for-sale including loans that have been securitized	—	578
Purchase of securities available-for-sale	(3,207)	(5,326)
Redemption of Federal Home Loan Bank stock	271	131
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(168)	(2)
Other changes in loans, net	(327)	3,841
Purchases of premises and equipment	(46)	(19)
Proceeds from sales of equity securities	46	—
Other investing activities	32	5
Net cash (used in) provided by investing activities	(1,141)	164
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,521	(6,132)
Net decrease in short-term borrowed funds	(750)	(750)
Proceeds from long-term borrowed funds	2,000	500
Repayments of long-term borrowed funds	(2,500)	(1,000)
Cash dividends paid on common stock	(9)	(8)
Cash dividends paid on preferred stock	(16)	(16)
Other financing activities, net	(10)	89
Net cash provided by (used in) financing activities	236	(7,317)
Net decrease in cash, cash equivalents, and restricted cash	(797)	(7,388)
Cash, cash equivalents, and restricted cash at beginning of period	5,977	15,559
Cash, cash equivalents, and restricted cash at end of period	$5,180	$8,171
Supplemental information:
Cash paid for interest	$1,083	$1,560
Non-cash investing and financing activities:
Securitization of loans to mortgage-backed securities available-for-sale	—	503
Transfer of loans from held for investment to held for sale	—	255
Transfer of loans from held for sale to held for investment	28	—
Shares issued for restricted stock awards	39	20
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
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

The Bank is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. We are subject to regulation and oversight by the OCC. We currently operate approximately 340 locations across 9 states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and on the West Coast.

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

Note 2 - Earnings Per Common Share

Earnings per Common Share (Basic and Diluted)

The following table presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$26	$(78)	$39	$(186)
Less: Income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$26	$(78)	$39	$(186)
Weighted average common shares outstanding	416,829,060	415,125,228	416,490,985	414,975,524
Basic income (loss) per common share	$0.06	$(0.19)	$0.09	$(0.45)
Net income (loss) attributable to common stockholders	$26	$(78)	$39	$(186)
Weighted average common shares outstanding	416,829,060	415,125,228	416,490,985	414,975,524
Dilutive potential common shares	56,794,272	—	53,576,973	—
Total shares for diluted earnings per common share computation	473,623,332	415,125,228	470,067,958	414,975,524
Diluted income (loss) per common share and common share equivalents	$0.06	$(0.19)	$0.08	$(0.45)

For the three and six months ended June 30, 2026, there were no antidilutive shares.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in AOCL, net of tax:

	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Three Months Ended June 30, 2026
Balance, beginning of period	$(506)	$—	$(22)	$(528)
Other comprehensive income (loss) before reclassification, net of tax	(19)	—	—	(19)
Amounts reclassified from AOCL to (income)/expense, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(19)	—	—	(19)
Balance, end of period	$(525)	$—	$(22)	$(547)
Three Months Ended June 30, 2025
Balance, beginning of period	$(560)	$40	$(33)	$(553)
Other comprehensive income (loss) before reclassification, net of tax	16	—	—	16
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(5)	—	(5)
Other comprehensive income (loss), net of tax	16	(5)	—	11
Balance, end of period	$(544)	$35	$(33)	$(542)

Six Months Ended June 30, 2026
Balance, beginning of period	$(467)	$—	$(22)	$(489)
Other comprehensive income (loss) before reclassification, net of tax(2)	(58)	—	—	(58)
Amounts reclassified from AOCL, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(58)	—	—	(58)
Balance, end of period	$(525)	$—	$(22)	$(547)
Six Months Ended June 30, 2025
Balance, beginning of period	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax(2)	109	—	—	109
Amounts reclassified from AOCL, net of tax	—	(12)	1	(11)
Other comprehensive income (loss), net of tax	109	(12)	1	98
Balance, end of period	$(544)	$35	$(33)	$(542)

The following table summarizes the amounts reclassified from AOCL, net of tax:

	Amount Reclassified out of AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
Cash Flow Hedges:
Realized gain on cash flow hedges	$—	$7	$—	$16	Interest expense - Borrowed funds
Tax benefit (expense)	—	(2)	—	(4)	Income tax (benefit)
	$—	$5	$—	$12
Pension and Post-retirement Plans:
Amortization of actuarial losses	—	(1)	—	(2)	General and administrative
Tax benefit (expense)	—	1	—	1	Income tax (benefit)
	$—	$—	$—	$(1)
Amounts reclassified from AOCL, net of tax	$—	$5	$—	$11

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 4 - Investment Securities

Debt securities available-for-sale

The following tables summarize our portfolio of debt securities available-for-sale:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$13,168	$27	$423	$12,772
GSE certificates	1,075	1	125	951
Private label CMOs	142	10	—	152
Total mortgage-related debt securities	$14,385	$38	$548	$13,875
Other Debt Securities:
GSE debentures	$1,501	$—	$218	$1,283
U. S. Treasury obligations	1,000	1	2	999
Asset-backed securities	203	—	4	199
Corporate bonds	148	—	2	146
Capital trust notes	48	6	7	47
Municipal bonds	4	—	—	4
Total debt securities	$2,904	$7	$233	$2,678
Total debt securities available-for-sale, net of allowance(1)(2)(3)(4)	$17,289	$45	$781	$16,553
(1)At June 30, 2026, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of June 30, 2026, the ACL was $2 million.
(3)Excludes accrued interest receivable of $63 million included in Other assets in the Condensed Consolidated Statements of Condition.
(4)We pledged investment securities of $16.3 billion as collateral for certain borrowings as of June 30, 2026.

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

There were no available-for-sale securities sold during the three and six months ended June 30, 2026 and $75 million of available-for-sale securities sold during the three and six months ended June 30, 2025.

There were no realized gains and losses on sales of available-for-sale securities during the three and six months ended June 30, 2026 and 2025, respectively.

The following table summarizes, by contractual maturity, the fair value of securities at June 30, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due within one year	$—	$—	$—	$—	$—
Due from one to five years	147	1,258	128	—	1,533
Due from five to ten years	200	1,024	29	—	1,253
Due after ten years	13,528	—	40	199	13,767
Total debt securities available-for-sale, net of allowance	$13,875	$2,282	$197	$199	$16,553

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2026:

	Number of Debt Securities(1)	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	222	$5,138	$29	$2,690	$394	$7,828	$423
U.S. Government agency and GSE obligations	33	—	—	1,285	218	1,285	218
GSE certificates	321	25	—	882	125	907	125
U. S. Treasury obligations(2)	1	600	2	—	—	600	2
Asset-backed securities	5	6	—	143	4	149	4
Corporate bonds	5	—	—	146	2	146	2
Capital trust notes	5	—	—	37	7	37	7
Municipal bonds	1	—	—	4	—	4	—
Total debt securities in a continuous unrealized loss position	593	$5,769	$31	$5,187	$750	$10,956	$781
(1)Count of securities that have been in a loss position for twelve or more months.
(2)Count of U.S. Treasury obligations that have been in a loss position for less than twelve months.

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

Equity investments with readily determinable fair values

As of June 30, 2026 and December 31, 2025, we held equity securities with readily determinable fair values of $14 million and $65 million, respectively. During the three and six months ended June 30, 2026, we recognized a gain of $4 million and a loss of $5 million, respectively, related to our investment in Figure Technology Solutions, Inc. These amounts were recorded in Net (loss) gain on investment securities in the Condensed Consolidated Statements of Income (Loss). During the three months ended June 30, 2026, we sold our entire investment for $46 million.

Note 5 - Loans and Leases

The composition of our loan portfolio for the periods indicated was as follows:

	June 30, 2026	December 31, 2025
	Amount	Amount
Loans and leases held for investment:
Multi-family	$26,931	$28,983
Commercial real estate	8,244	9,314
One-to-four family first mortgage	5,767	5,630
Commercial and industrial(1)	18,563	15,217
Other	1,482	1,588
Total loans and leases held for investment (2)(3)	$60,987	$60,732
Allowance for credit losses on loans and leases	(869)	(1,030)
Total loans and leases held for investment, net	$60,118	$59,702
Loans held for sale	208	265
Total loans and leases, net	$60,326	$59,967
(1)Includes lease financing receivables (net of unearned income of $166 million and $129 million, respectively) of $1.8 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively.
(2)Excludes accrued interest receivable of $253 million and $242 million at June 30, 2026 and December 31, 2025, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.
(3)We pledged loans of $31.3 billion and $31.5 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at June 30, 2026 and December 31, 2025, respectively.

HFI loans are reported at amortized cost which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs, hedge accounting adjustments and fair value adjustments for acquired loans. The unamortized premiums, discounts, deferred fees and costs and hedge accounting adjustments totaled $383 million and $431 million as of June 30, 2026 and December 31, 2025, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of June 30, 2026 and December 31, 2025, LGG totaled $323 million and $331 million, respectively. These loans are recorded in one-to-four family first mortgages and are reported as current within the asset quality information and as pass within our credit rating by vintage table.

Related Party Loans

In the ordinary course of business, the Bank has made loans to officers, directors, and their related interests and parties. All such loans have been made in accordance with regulatory requirements, are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons, and do not involve higher than normal risk of collectability. During the three months ended March 31, 2026, a member of the Board of Directors was appointed to the board of another entity with which we had a previous lending relationship. As a result of that appointment, $167 million in outstanding loans now qualifies as loans to a related-party as of June 30, 2026. As of December 31, 2025, the Bank had no material related-party transactions requiring disclosure.

Asset Quality

For the three and six months ended June 30, 2026 and 2025, there was an immaterial amount of interest income recognized on non-accrual loans classified as held for investment.

The following table presents information regarding the delinquency status of our loans held for investment at June 30, 2026:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$24,528	$233	$38	$2,132	$26,931
Commercial real estate	7,730	30	13	471	8,244
One-to-four family first mortgage	5,698	9	—	60	5,767
Commercial and industrial	18,370	82	—	111	18,563
Other	1,442	14	—	26	1,482
Total	$57,768	$368	$51	$2,800	$60,987

The following table presents information regarding the delinquency status of our loans held for investment at December 31, 2025:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$26,134	$588	$—	$2,261	$28,983
Commercial real estate	8,670	155	—	489	9,314
One-to-four family first mortgage	5,488	78	—	64	5,630
Commercial and industrial	14,961	126	—	130	15,217
Other	1,518	39	—	31	1,588
Total	$56,771	$986	$—	$2,975	$60,732

The following table presents the credit rating by vintage for our loans held for investment as of June 30, 2026:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior to 2022
Multi-family:
Pass	$495	$86	$63	$736	$4,858	$11,617	$5	$—	$17,860
Special Mention	—	—	—	46	1,262	1,449	—	—	2,757
Substandard	—	—	—	92	998	3,067	—	25	4,182
Non-accrual	—	—	—	20	276	1,834	2	—	2,132
Total Multi-family	495	86	63	894	7,394	17,967	7	25	26,931
Year-to-date gross charge-offs	—	—	—	(3)	(22)	(137)	—	—	(162)
Commercial Real Estate:
Pass	$305	$543	$323	$805	$1,101	$2,645	$684	$—	$6,406
Special Mention	—	10	43	123	103	66	—	31	376
Substandard	2	5	27	97	165	629	66	—	991
Non-accrual	—	—	—	11	88	265	107	—	471
Total Commercial Real Estate	307	558	393	1,036	1,457	3,605	857	31	8,244
Year-to-date gross charge-offs	—	—	—	—	(18)	(13)	—	—	(31)
One-to-Four Family:
Pass	$469	$812	$230	$343	$2,055	$1,537	$78	$1	$5,525
Substandard	—	—	1	3	12	166	—	—	182
Non-accrual	—	1	4	8	12	34	1	—	60
Total One-to-Four Family	469	813	235	354	2,079	1,737	79	1	5,767
Year-to-date gross charge-offs	—	—	—	—	(1)	(1)	—	—	(2)
Commercial and Industrial:
Pass	$2,937	$3,404	$698	$1,425	$1,250	$899	$7,223	$18	$17,854
Special Mention	24	6	31	34	5	64	114	—	278
Substandard	18	25	19	71	21	27	139	—	320
Non-accrual	—	1	18	22	8	36	26	—	111
Total Commercial and Industrial	2,979	3,436	766	1,552	1,284	1,026	7,502	18	18,563
Year-to-date gross charge-offs	—	(2)	—	(2)	(14)	(5)	—	—	(23)
Other Loans:
Pass	$30	$21	$19	$17	$26	$81	$1,256	$6	$1,456
Non-accrual	—	1	—	—	—	1	24	—	26
Total Other Loans	30	22	19	17	26	82	1,280	6	1,482
Year-to-date gross charge-offs	—	—	—	(3)	(2)	(10)	—	—	(15)

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021			Total
Multi-family:
Pass	$45	$15	$592	$5,782	$5,238	$7,887	$4	$69	$19,632
Special Mention	—	—	—	754	751	546	—	14	2,065
Substandard	—	—	134	819	1,132	2,938	2	—	5,025
Non-accrual	—	—	12	293	359	1,597	—	—	2,261
Total Multi-family	45	15	738	7,648	7,480	12,968	6	83	28,983
Year-to-date gross charge-offs	—	—	—	(59)	(71)	(155)	—	—	(285)
Commercial Real Estate:
Pass	$478	$373	$1,053	$1,297	$955	$2,104	$924	$95	$7,279
Special Mention	10	10	50	88	5	154	25	10	352
Substandard	1	21	147	143	86	513	124	159	1,194
Non-accrual	—	—	12	74	4	365	33	1	489
Total Commercial Real Estate	489	404	1,262	1,602	1,050	3,136	1,106	265	9,314
Year-to-date gross charge-offs	—	—	(5)	(1)	(7)	(28)	—	—	(41)
One-to-Four Family:
Pass	$938	$285	$415	$2,178	$778	$682	$78	$4	$5,358
Substandard	—	1	4	12	2	189	—	—	208
Non-accrual	1	3	7	18	12	21	2	—	64
Total One-to-Four Family	939	289	426	2,208	792	892	80	4	5,630
Year-to-date gross charge-offs	—	—	—	(2)	—	(2)	—	—	(4)
Commercial and Industrial:
Pass	$3,638	$793	$1,876	$1,513	$493	$739	$5,236	$231	$14,519
Special Mention	—	42	7	21	1	28	127	—	226
Substandard	—	8	50	35	31	16	201	1	342
Non-accrual	1	18	23	21	5	29	24	9	130
Total Commercial and Industrial	3,639	861	1,956	1,590	530	812	5,588	241	15,217
Year-to-date gross charge-offs	(25)	(1)	(32)	(21)	(5)	(3)	—	—	(87)
Other Loans:
Pass	$44	$27	$21	$7	$2	$30	$1,336	$89	$1,556
Substandard	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	1	30	—	31
Total Other Loans	44	27	21	7	2	31	1,367	89	1,588
Year-to-date gross charge-offs	(10)	(2)	(7)	(7)	—	(6)	—	—	(32)

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

Collateral Dependent Loans

The following table summarizes the recorded investment of our collateral-dependent loans held for investment by collateral type as of June 30, 2026:

Real Property
Multi-family	$2,130
Commercial real estate	346
One-to-four family first mortgage	54
Commercial and industrial	25
Total collateral-dependent loans held for investment	$2,555

Collateral dependent loans generally include multi-family and CRE loans secured by apartment buildings, office buildings, retail and industrial buildings. The primary source of repayment on these loans is expected to come from the sale of the real estate property collateral. Multi-family and CRE loans are impacted by fluctuations in the values of the real estate property.

At June 30, 2026 and December 31, 2025, we had $17 million and $19 million, respectively, of residential mortgage loans in the process of foreclosure.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three Months Ended June 30, 2026
Multi-family	$134	$85	$40	$259	0.96%
Commercial real estate	110	4	9	123	1.49%
One-to-four family first mortgage	—	11	7	18	0.31%
Other consumer	—	—	1	1	0.06%
Total	$244	$100	$57	$401
Three Months Ended June 30, 2025
Commercial real estate	$—	$6	$—	$6	0.05%
One-to-four family first mortgage	—	7	6	13	0.23%
Other Consumer	—	—	—	—	0.02%
Total	$—	$13	$6	$19

Six Months Ended June 30, 2026
Multi-family	$199	$125	$40	$364	1.35%
Commercial real estate	128	22	9	159	1.93%
One-to-four family first mortgage	—	22	9	31	0.55%
Other consumer	1	—	1	2	0.11%
Total	$328	$169	$59	$556
Six Months Ended June 30, 2025
Commercial real estate	$—	$6	$—	$6	0.05%
One-to-four family first mortgage	—	7	6	13	0.25%
Other Consumer	—	—	—	—	0.02%
Total	$—	$13	$6	$19

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-Average Term (in years)
Three Months Ended June 30, 2026
Multi-family	7.68%	5.17%	1.2
Commercial real estate	8.63%	6.57%	0.9
One-to-four family first mortgage	7.06%	5.17%	9.8
Other	9.50%	6.27%	13.3
Three months ended June 30, 2025
Commercial real estate	—%	—%	0.5
One-to-four family first mortgage	6.24%	4.62%	7.4
Other	10.56%	6.75%	12.2

Six Months Ended June 30, 2026
Multi-family	8.03%	5.14%	1.1
Commercial real estate	8.77%	5.46%	0.6
One-to-four family first mortgage	7.09%	6.59%	10.3
Other	10.07%	6.21%	13.2
Six months ended June 30, 2025
Commercial real estate	—%	—%	0.5
One-to-four family first mortgage	6.33%	4.73%	12.2
Other	10.58%	4.79%	7.2
The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted and were within twelve months of the modification date:

	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Three Months Ended June 30, 2026
Multi-family	$27	$2	$—	$—	$29
Commercial real estate	17	22	—	—	39
One-to-four family first mortgage	—	17	—	7	24
Other Consumer	1	—	—	—	1
Total	$45	$41	$—	$7	$93
Three Months Ended June 30, 2025
One-to-four family first mortgage	$—	$6	$1	$4	$11
Total	$—	$6	$1	$4	$11

Six months ended June 30, 2026
Multi-family	$148	$119	$—	$19	$286
Commercial real estate	38	22	—	9	69
One-to-four family first mortgage	—	21	—	7	28
Commercial and industrial	—	1	—	—	1
Other Consumer	1	—	—	—	1
Total	$187	$163	$—	$35	$385
Six Months Ended June 30, 2025
One-to-four family first mortgage	$—	$6	$1	$4	$11
Total	$—	$6	$1	$4	$11

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

The following table provides a summary of loan balances which were modified during the prior twelve months, by class of financing receivable and delinquency status:

June 30, 2026	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$199	$23	$153	$375
Commercial real estate	128	19	13	160
One-to-four family first mortgage	10	—	52	62
Other Consumer	—	—	2	2
Total	$337	$42	$220	$599
June 30, 2025
Commercial real estate	$6	$—	$—	$6
One-to-four family first mortgage	5	—	16	21
Commercial and industrial	—	—	1	1
Total	$11	$—	$17	$28

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 6 - Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family First Mortgage	Commercial and Industrial	Other	Total
Three Months Ended June 30, 2026
Balance, beginning of period	$509	$189	$33	$161	$62	$954
Charge-offs	(81)	(13)	(1)	(18)	(7)	(120)
Recoveries	1	12	—	5	2	20
Provision for (recovery of) credit losses on loans and leases	10	(35)	3	29	8	15
Balance, end of period	$439	$153	$35	$177	$65	$869
Three Months Ended June 30, 2025
Balance, beginning of period	$609	$289	$37	$166	$67	$1,168
Charge-offs	(105)	(20)	(1)	(7)	(7)	(140)
Recoveries	9	7	—	4	3	23
Provision for (recovery of) credit losses on loans and leases	25	42	(3)	(4)	(5)	55
Balance, end of period	$538	$318	$33	$159	$58	$1,106

Six Months Ended June 30, 2026
Balance, beginning of period	$549	$229	$35	$150	$67	$1,030
Charge-offs	(162)	(31)	(2)	(23)	(15)	(233)
Recoveries	10	22	—	18	5	55
Provision for (recovery of) credit losses on loans and leases	42	(67)	2	32	8	17
Balance, end of period	$439	$153	$35	$177	$65	$869
Six Months Ended June 30, 2025
Balance, beginning of period	$639	$304	$39	$150	$69	$1,201
Charge-offs	(185)	(22)	(2)	(41)	(14)	(264)
Recoveries	9	7	—	10	6	32
Provision for (recovery of) credit losses on loans and leases	75	29	(4)	40	(3)	137
Balance, end of period	$538	$318	$33	$159	$58	$1,106
The ACL to total loans and leases held for investment ratio as of June 30, 2026 and December 31, 2025 was 1.42 percent and 1.70 percent, respectively.

The following table presents additional information about our non-accrual loans at June 30, 2026:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,143	$989	$2,132	$83
Commercial real estate	354	117	471	30
One-to-four family first mortgage	42	18	60	2
Commercial and Industrial	32	79	111	23
Other	—	26	26	25
Total	$1,571	$1,229	$2,800	$163

The following table presents additional information about our non-accrual loans at December 31, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,141	$1,120	$2,261	$99
Commercial real estate	319	170	489	60
One-to-four family first mortgage	40	24	64	2
Commercial and Industrial	37	93	130	32
Other	—	31	31	29
Total	$1,537	$1,438	$2,975	$222

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

Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Condensed Consolidated Statements of Income (Loss). The following table presents our interest income on lease financing:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on lease financing	$20	$24	$41	$48

Lessee Arrangements

We have operating leases for offices, branches, equipment and other items.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs are recorded in Occupancy and equipment on the Condensed Consolidated Statements of Income (Loss) and costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$17	$24	$34	$47

Supplemental balance sheet information related to our operating lease arrangements is presented below:

	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$373	$380
Operating lease liabilities	$418	$427
Weighted average remaining lease term	9.8 years	10.1 years
Weighted average discount rate %	4.75%	4.79%

The table below presents the supplemental cash flow information related to the leases:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$36

Premises and Equipment

The table below presents our Premises and equipment:

	June 30, 2026	December 31, 2025
Premises and equipment	$944	$1,009
Less: Accumulated depreciation	(472)	(532)
Premises and equipment, net	$472	$477

The table below presents our depreciation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense(1)	$10	$10	$20	$21
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

We have no consolidated VIEs as of June 30, 2026 and December 31, 2025.
In connection with non-qualified mortgage securitization activities, we have retained a 5 percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIEs in our Condensed Consolidated Statements of Condition. Our maximum exposure to loss is limited to our 5 percent retained interest in the investment securities that had a fair value of $152 million and $159 million as of June 30, 2026 and December 31, 2025, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 9 - Borrowed Funds
The following table summarizes our borrowed funds:

	June 30, 2026	December 31, 2025
Short-term borrowings(1)
FHLB advances	$4,251	$4,000
Total short-term borrowings	$4,251	$4,000

Long-term debt
FHLB advances	$5,650	$7,151
Junior subordinated debentures	587	585
Subordinated notes	449	448
Total long-term debt	$6,686	$8,184
Borrowed Funds	$10,937	$12,184

Weighted average interest rate on short-term borrowings	3.87%	3.92%
Weighted average interest rate on long-term debt	4.47%	4.53%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

The following table summarizes our total interest expense:

	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense on short-term borrowings	$30	$28	$63	$59
Interest expense on long-term debt	81	135	170	270
Total interest expense(1)	$111	$163	$233	$329
(1)This excludes amortization expense of $1 million and $2 million for the three and six months ended June 30, 2026, respectively, and $2 million and $4 million for the three and six months ended June 30, 2025, respectively.

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and was $41 million and $39 million at June 30, 2026 and December 31, 2025, respectively.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at June 30, 2026 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2026	$4,751	3.95	$5,001	3.74
2027	2,500	3.92	2,500	3.92
2028	2,400	4.24	2,400	4.24
2032	250	3.50	—	—
Total FHLB advances	$9,901		$9,901

FHLB advances include fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

We maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. We pledge eligible loan and securities collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, was $8.3 billion and $8.3 billion at June 30, 2026 and December 31, 2025, respectively.

Junior Subordinated Debentures

We have outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at June 30, 2026:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$142	November 04, 2002	November 01, 2051
New York Community Capital Trust X (2)	5.53%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.18%	31	30	June 02, 2003	June 15, 2033
New York Community Capital Trust XI (2)	5.64%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.26%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.18%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.24%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	5.93%	26	25	December 29, 2004	January 07, 2035
Flagstar Statutory Trust VI (2)(3)	5.93%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	5.68%	52	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	5.43%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	5.38%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	6.43%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$611	$590
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp acquisition fair value adjustments of $24 million, which amortizes over the contractual term.

Subordinated Notes

As of June 30, 2026 and December 31, 2025, we had a total of $449 million and $448 million. The following table presents the contractual terms of the subordinated notes at June 30, 2026:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	6.695%	$300
(2)	October 28, 2020	November 1, 2030	7.573%	$150
(1)The interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)The Notes bear a variable rate tied to SOFR until maturity. We have the option to redeem all or a part of the Notes.

Note 10 - Pension Benefits

The following table sets forth certain disclosures for our pension plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic pension expense (income):(1)
Interest cost	$2	$1	$3	$3
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of net actuarial loss	—	1	—	2
Net periodic expense (income)	$(3)	$(2)	$(6)	$(3)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of Income (Loss).

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 11 - Federal, State, and Local Taxes

The following table presents our income tax expense (benefit) and the effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$14	$(11)	$25	$(32)
Effective tax rate	28.2%	12.9%	30.9%	15.9%

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our uncertain tax positions could increase or decrease during the next twelve months, we believe it is unlikely that our recognized tax benefits will change by a material amount during the next twelve months.

Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs and stock options through the Flagstar Bank, N.A. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Rule 303A.08 of the NYSE. As of June 30, 2026, we have authorized 14,517,164 shares available for grant.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$19	$14	$33	$29
Tax benefit	4	3	6	5

Restricted Stock

During the six months ended June 30, 2026, we granted 6,263,522 shares of restricted stock, which vest over a one to three year period, with an average fair value of $12.37 per share on the date of grant.

The following table summarizes RSU activity for the period indicated:

	Six Months Ended June 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,116,286	$14.48
Granted	6,263,522	12.37
Vested	(1,777,264)	13.28
Forfeited	(1,170,133)	18.05
Unvested at end of period	10,432,411	12.98

As of June 30, 2026, unrecognized compensation cost relating to unvested restricted stock totaled $111 million. This amount will be recognized over the remaining weighted average life of 2.1 years.

Stock Options

The following table summarizes stock option activity for the period indicated:

	Six months ended June 30, 2026
	Number of Options	Weighted-Average Exercise Price per Share
Unvested at beginning of year	6,083,000	$8.41
Granted	—	—
Vested	(1,833,000)	7.75
Forfeited	—	—
Unvested at end of period	4,250,000	8.93
Exercisable at end of period	8,083,000
As of June 30, 2026, the remaining amount of unamortized compensation expense relating to stock options totaled $16 million. This amount will be recognized over the remaining weighted average life of 0.9 years.
Note 13 - Derivative and Hedging Activities

The following tables set forth information regarding our derivative financial instruments:

	June 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$3,993	$—	$—	2027-2029	$3,993	$—	$—	2027-2029
Derivatives not designated as hedging instruments:
Rate lock commitments(1)	$670	$2	$—	2026	$241	$4	$1	2026
Mortgage-backed securities forwards(2)	205	—	1	2026	203	—	1	2026
Interest rate swaps(2)	5,089	15	22	2026-2057	3,926	19	21	2025-2027
Interest rate caps(3)	2,000	2	—	2028	2,000	3	—	2028
Foreign currency forwards	35	—	—	2026	—	—	—
(1)The amounts recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statements of Income (Loss) for the three months ended June 30, 2026 and 2025 were immaterial. The amounts recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2026 and 2025 were immaterial and $(9) million, respectively.
(2)The amounts recorded in Fee income in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025 were immaterial.
(3)The amounts recorded in Borrowed funds in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025 were immaterial.

The following amounts were recorded in the Condensed Consolidated Statements of Condition related to items designated and qualifying as hedged items in a fair value hedging relationship:

	June 30, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$1,000	$(2)	$1,016	$14
GSE CMOs	1,868	(5)	1,957	7
GSE debentures	1,285	(7)	1,297	10
Debt securities available-for-sale(1)	$4,153	$(14)	$4,270	$31
Loans and leases held for investment(2)(3)	$1,705	$(9)	$5,073	$(2)
(1)The amounts recorded in Interest income - Securities and money market investments in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025 were immaterial.
(2)The amounts recorded in Interest income - Loans and leases in the Condensed Consolidated Statements of Income (Loss) for three and six months ended June 30, 2026 and 2025 were immaterial.
(3)December 31, 2025 primarily relates to hedges on multi-family loans that were discontinued in 2024 and expired in 2026.

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at June 30, 2026 and December 31, 2025. No amounts were netted in the Condensed Consolidated Statements of Condition.

	June 30, 2026
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$65
Derivatives not designated as hedging instruments:
Assets
Interest rate swaps	15	(10)
Total derivative assets	$15	$(10)
Liabilities
Mortgage-backed securities forwards	$—	$1
Interest rate swaps	22	27
Total derivative liabilities	$22	$28

	December 31, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$76
Derivatives not designated as hedging instruments:
Assets
Interest rate swaps	$19	$—
Total derivative assets	$19	$—
Liabilities
Mortgage-backed securities forwards	$1	$1
Interest rate swaps	21	34
Total derivative liabilities	$22	$35

The following table provides a reconciliation of Cash and due from banks, Interest-earning deposits and other securities with financial institutions, and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

June 30, 2026
Cash and due from banks	$416
Interest-earning deposits and other securities with financial institutions	4,692
Restricted cash included in other assets	72
Total	$5,180

Note 14 - Intangible Assets

At June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(379)	$321	$700	$(332)	$368
Other intangible assets	21	(9)	12	21	(8)	13
Total Core deposit and other intangible assets	$721	$(388)	$333	$721	$(340)	$381

The following table presents our amortization expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$23	$27	$48	$55

Note 15 - Fair Value Measurement
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and that were included in the Condensed Consolidated Statements of Condition at those dates:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$12,772	$—	$12,772
GSE certificates	—	951	—	951
Private label CMOs	—	130	22	152
Total mortgage-related debt securities	$—	$13,853	$22	$13,875
Other debt securities available-for-sale:
GSE debentures	$—	$1,283	$—	$1,283
U. S. treasury obligations	999	—	—	999
Asset-backed securities	—	199	—	199
Corporate bonds	—	146	—	146
Municipal bonds and capital trust	—	51	—	51
Total other debt securities	$999	$1,679	$—	$2,678
Total debt securities available-for-sale	$999	$15,532	$22	$16,553
Equity securities:
Mutual funds and common stock	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$999	$15,546	$22	$16,567
Loans held for sale:
One-to-four family first mortgage	$—	$208	$—	$208
Derivative assets:
Interest rate swaps	—	15	—	15
Rate lock commitments (fallout adjustments)	—	—	2	2
Interest rate caps	—	2	—	2
Total assets at fair value	$999	$15,771	$24	$16,794
Derivative liabilities:
Interest rate swaps	$—	$22	$—	$22
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$23	$—	$23
(1)The change in the fair value due to significant unobservable inputs was immaterial.

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$11,824	$—	$11,824
GSE certificates	—	999	—	999
Private label CMOs	—	136	23	159
Total mortgage-related debt securities	$—	$12,959	$23	$12,982
Other debt securities available-for-sale:
GSE debentures	$—	$1,296	$—	$1,296
U. S. Treasury obligations	1,017	—	—	1,017
Asset-backed securities	—	213	—	213
Corporate bonds	—	144	—	144
Municipal bonds, foreign notes, and capital trust	—	49	—	49
Total other debt securities	$1,017	$1,702	$—	$2,719
Total debt securities available-for-sale	$1,017	$14,661	$23	$15,701
Equity securities:
Mutual funds and common stock	$51	$14	$—	$65
Total equity securities	$51	$14	$—	$65
Total securities	$1,068	$14,675	$23	$15,766
Loans held for sale
Residential first mortgage loans	$—	$193	$—	$193
Commercial real estate	—	48	—	48
Derivative assets
Interest rate swaps	—	19	—	19
Rate lock commitments (fallout adjustments)	—	—	4	4
Interest rate caps	—	3	—	3
Total assets at fair value	$1,068	$14,938	$27	$16,033
Derivative liabilities
Interest rate swaps	$—	$21	$—	$21
Rate lock commitments	—	—	1	1
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$22	$1	$23
(1)The change in the fair value due to significant unobservable inputs was immaterial.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,621	$2,621
Other assets(2)	—	—	28	28
Total	$—	$—	$2,649	$2,649
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,784	$2,784
Loans held for sale	—	24	—	24
Other assets (2)	—	—	31	31
Total	$—	$24	$2,815	$2,839
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Bank’s Condensed Consolidated Statements of Condition:

	June 30, 2026
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$416	$416	$416		$—		$—
Interest-earning deposits and other securities with financial institutions	4,692	4,692	4,692		—		—
Cash and cash equivalents	$5,108	$5,108	$5,108		$—		$—
FHLB and FRB-NY stock (1)	870	870	—		870		—
Loans and leases held for investment, net(2)	60,118	59,409	—		—		59,409
Financial Liabilities:
Deposits	$67,521	$67,504	$47,044	(3)	$20,460	(4)	$—
Borrowed funds	10,937	10,781	—		10,781		—
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

Loans and leases
We determine the fair value on substantially all of our loans and leases measured at amortized cost, on an individual loan basis generally using a discounted cash flow method. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis. For impaired loans and leases we determine the fair value based on the collateral value less costs to sell.

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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assets:
Loans held for sale:
Net gain on loan sales and securitizations	$5	$6	$9	$14

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2026			December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$5	$5	$—	$6	$7	$1
Total non-accrual loans	$5	$5	$—	$6	$7	$1
Accrual loans:
Loans held for sale	$202	$203	$1	$230	$234	$4
Total accrual loans	$202	$203	$1	$230	$234	$4
Total loans:
Loans held for sale	$207	$208	$1	$236	$241	$5
Total loans	$207	$208	$1	$236	$241	$5

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize our preferred stock as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 and December 31, 2025
Preferred Stock Series	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share	June 30, 2026	December 31, 2025
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	5,000,000	515,000	515,000	$0.01	$1,000	$503	$503
Fixed Rate Perpetual Noncumulative Convertible Series B	267,062	192,062	750	$0.01	$—	$1	$1
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	523,369	—	—	$0.01	$2,000	$—	$—
Non-Voting Common Equivalent Series D	315,000	45	15	$0.01	$0.0001	$—	$—

Stock Repurchase Program

In July 2026, the Bank's Board of Directors authorized a stock repurchase program (the "Program") to repurchase up to $250 million of the Bank's outstanding shares of common stock over the next 12-month period. The Program may be suspended, modified, or discontinued at any time without prior notice.

Under the Program, shares may be repurchased from time to time on the open market or otherwise, including through Rule 10b5-1 trading plans, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The timing and exact amount of any share repurchases will be subject to a variety of factors, including the availability of stock for repurchases, the Bank's capital position and financial performance, regulatory considerations, and general market conditions. The Program does not obligate the Bank to acquire any particular amount of common stock.

Series A Preferred stock

Each Series A preferred depositary share represents a 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For the six months ended June 30, 2026 and 2025, we paid $16 million of dividends on our Series A preferred stock.

Series B Preferred Stock

As of June 30, 2026, the outstanding shares of Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250 thousand shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in our control. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the six months ended June 30, 2026 and 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,476 as of June 30, 2026 ($7.43 per common share assuming full conversion). At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315 thousand shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. Series D NVCE Stock is convertible into common stock at a conversion rate of 333 common shares per one share of Series D NVCE Stock or approximately 105 million shares of common stock.

Following the Bank's holding company merger in October 2025, each outstanding Warrant was converted to be exercisable for shares of the Bank's common stock instead of Series D NVCE Stock, at the same conversion rate as would be received under the terms of the Series D NVCE stock. However, if a holder's receipt of common stock upon exercise requires regulatory approval or non-objection, that Warrant will remain exercisable for shares of Series D NVCE Stock until such approval or non-objection is obtained.

Note 17 - Commitments and Contingencies

Loan Commitments and Letters of Credit

In the normal course of business, we have various commitments outstanding to extend credit in the form of loan originations, as well as commercial, performance and financial stand-by letters of credit, which are not included on our Condensed Consolidated Statements of Condition.

The following table summarizes our off-balance sheet commitments to originate loans and letters of credit:

	June 30, 2026	December 31, 2025
Multi-family and Commercial real estate	$566	$553
One-to-four family including interest rate locks	1,302	1,031
Other loan commitments	10,471	9,099
Total loan commitments	$12,339	$10,683
Stand-by letters of credit	397	628
Total commitments(1)	$12,736	$11,311
(1)The allowance for unfunded commitments is $56 million and $55 million as of June 30, 2026 and December 31, 2025, respectively, and is included in Other liabilities.

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
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the accrual for legal actions was immaterial. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at June 30, 2026 is immaterial.
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
On December 19, 2024, another purported shareholder of Flagstar filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Bank and certain current and former directors and executive officers of Flagstar. This additional purported class action alleged substantially the same claims as those set forth in the Lemm complaint and the plaintiff has filed a motion to consolidate this matter with the Lemm matter. On April 28, 2025, the Court entered a stipulated order consolidating the Lemm and Garfield matters. The action formerly known as Lemm was then recaptioned by the Court to In re: New York Community Bancorp, Inc. Securities Litigation. On August 8, 2025, Flagstar and the individual defendants filed a motion to dismiss for this matter which is fully briefed and is pending decision by the Court. We are vigorously defending the allegations set forth in the purported class action complaints and also intend to vigorously defend any related actions.

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

On August 8, 2025, the parties reached a global settlement for both In re: Flagstar December 2021 Data Security Incident Litigation and Phillip Angus et al v. Flagstar Bank. The settlement, which requires court approval would fully resolve the common law and statutory claims of all potential claimants associated with the combined lawsuits. In order to consolidate the two data breach cases, In re: Flagstar December 2021 Data Security Incident Litigation was reassigned to the judge presiding over Phillip Angus et al v. Flagstar Bank. An order was issued on August 25, 2025, closing out In re: Flagstar December 2021
Data Security Incident Litigation and consolidating the two cases into the Angus matter (Case No. 2:21-cv-10657 (E.D. Mich.). As part of the global settlement process, Plaintiffs first filed a consolidated class action complaint on September 24, 2025 and then, on October 1, 2025, filed an unopposed Motion for Preliminary Approval of Class Settlement with the Court. On January 15, 2026, the court scheduled a hearing on the Motion for Preliminary Approval of Class Action Settlement. On February 20, 2026, following a hearing, the Court requested the Plaintiff's submit a written order to the Court for its approval. On March 12, 2026, the Court entered the Preliminary Approval Order which includes a scheduling order for administration of the settlement agreement. On April 1, 2026, we made payment to the settlement administrator as required by the scheduling order. A hearing for final approval of the settlement is scheduled for October 1, 2026.

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

In Cantero, the 2nd Circuit issued its decision on May 5, 2026, and held that New York’s IOE law is preempted by the National Banking Act. On May 22, 2026, Plaintiffs in Cantero filed their Petition for certiorari. Bank of America’s response brief was filed on July 27, 2026.

We have been monitoring the Cantero decision and another similar case in the 1st Circuit Court of Appeals (Conti v Citizens Bank.), In Conti, Citizens Bank petitioned the Supreme Court for certiorari, appealing the First Circuit’s decision, finding that the National Bank Act does not preempt Rhode Island’s IOE law (reversing the District Court’s holding that it did). Citizens’ petition for Certiorari was initially denied on April 20, 2026. On May 11, 2026, following the Cantero decision, Citizens Bank filed a Petition for Rehearing with the United States Supreme Court, arguing that the 2nd Circuit’s decision in Cantero creates a circuit split between the First and Second Circuits, and presents an intervening circumstance of substantial effect that warrants rehearing. The Court ordered a response to Citizens Bank’s petition for re-hearing, which was filed on July 8, 2026.

On June 1 2026, Flagstar filed a Petition for Certiorari with the Supreme Court. On July 15, 2026, an Amicus Brief in support of Flagstar’s petition for certiorari was filed by the Bank Policy Institute, American Bankers Association, The Chamber of Commerce of the United States, and the Mortgage Bankers Association. Plaintiffs’ response to Flagstar's Petition for Ceritiorari was filed on July 30, 2026. Flagstar's reply brief is due on August 19, 2026. Flagstar will continue to vigorously defend this action.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 to which this report relates, which materially affect, or are reasonably likely to materially affect, our system of Internal Control over Financial Reporting.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

We had no active share repurchase programs as of June 30, 2026. In July 2026, the Board authorized a stock repurchase program to repurchase up to $250 million of the Bank's outstanding shares of common stock over the next 12-month period. The Program may be suspended, modified, or discontinued at any time without prior notice. Share repurchases may be accomplished from time to time on the open market or otherwise, including through Rule 10b5-1 trading plans, which sets certain restrictions on the method, timing, price, and volume of share repurchases, or through privately negotiated transactions. The repurchase program does not obligate the Bank to acquire any shares.

Shares that are repurchased pursuant to the Bank’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2026.

Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
Second Quarter 2026
April 1 - 30, 2026	18,609	$14.13	$—
May 1 - 31, 2026	4,262	13.53	—
June 1 - 30, 2026	112,045	15.15	—
Total Second Quarter 2026	134,916	$14.96	—

Item 3.	Defaults Upon Senior Securities

    We had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.3	Form of Warrant Certificate for Shares of Series D Non-Voting Common Equivalent Stock (5)
4.4	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries
10.1	Amended and Restated Employment Agreement, dated as of May 18, 2026, by and between Flagstar Bank, N.A. and Joseph M. Otting**(filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

DATE:	August 6, 2026	Flagstar Bank, National Association
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)