Form 10-Q
period 2026-09-30
FLAGSTAR BANK, NATIONAL ASSOCIATION
filed 2026-11-06
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31565
FLAGSTAR BANK, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

United States of America			38-2734984
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

102 Duffy Avenue	Hicksville,	New York	11801
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (516) 683-4420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FLG	New York Stock Exchange
Bifurcated Option Note Unit SecuritiesSM	FLG PRU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	FLG PRA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2026 was 398,226,177 shares.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements, including guidance or expectations regarding our future financial or operating results and our long-term strategic objectives. These factors include, but are not limited to:

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
•our ability to execute our capital management strategies, including our ability to implement future stock repurchase programs;
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
•the ability to achieve our strategic financial and other strategic goals, including within our projected timeframe;
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
•cybersecurity incidents, including any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems managed either by us or third parties, which may be exacerbated by our continued development and implementation of generative artificial intelligence;
•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•the ability to keep pace with, and implement on a timely basis, technological changes;
•changes in legislation, regulation, policies, guidance, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (including the New York Housing Stability and Tenant Protection Act of 2019 and recent legislative action in New York City to freeze rents effective October 1, 2026, on certain rent-regulated properties), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
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

GENERAL

Background

Flagstar Bank, National Association, is a national banking association headquartered in Hicksville, New York. At September 30, 2026, we had $87.4 billion of assets, $62.1 billion of loans, $67.8 billion of deposits, and total stockholders’ equity of $7.6 billion.

We operate approximately 320 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and the West Coast. In addition, the Bank has approximately 20 private bank branches located primarily in the metropolitan New York City region and on the West Coast, which serve the needs of high-net worth individuals and their businesses.

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

RESULTS OF OPERATIONS

Net Income (loss)

For the three months ended September 30, 2026, we reported net income of $12 million compared to net income of $34 million for the three months ended June 30, 2026. The net income attributable to common stockholders for the three months ended September 30, 2026 was $3 million, or $0.01 per diluted share compared to net income attributable to common stockholders of $26 million, or $0.06 per diluted share for the three months ended June 30, 2026.

For the nine months ended September 30, 2026, we reported net income of $67 million compared to net loss of $206 million for the nine months ended September 30, 2025. The net income attributable to common stockholders for the nine months ended September 30, 2026 was $42 million, or $0.09 per diluted share compared to net loss attributable to common stockholders of $231 million, or $0.56 per diluted share for the nine months ended September 30, 2025.

Net Interest Income

Net interest income is a function of the amount of interest-earning assets we hold, the manner in which we fund these assets, including interest-bearing liabilities, and the spread between the interest rates we earn on assets and the interest rates we pay on liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the FOMC and market interest rates.

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

	Three Months Ended,
	September 30, 2026				June 30, 2026
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$61,559	$780		5.03%	$60,971	$751		4.91%
Securities (2)	18,002	189		4.20%	17,037	180		4.22%
Interest-earning cash and cash equivalents	4,693	43		3.67%	5,042	45		3.63%
Total interest-earning assets	$84,254	$1,012		4.77%	$83,050	$976		4.71%
Non-interest-earning assets	3,539				3,644
Total assets	$87,793				$86,694
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$20,453	$140		2.73%	$19,617	$126		2.55%
Savings accounts	14,827	94		2.53%	14,857	97		2.63%
Certificates of deposit	20,631	201		3.86%	20,694	201		3.90%
Total interest-bearing deposits	$55,911	$435		3.09%	$55,168	$424		3.08%
Total borrowed funds	10,477	117		4.41%	10,276	112		4.37%
Total interest-bearing liabilities	$66,388	$552		3.30%	$65,444	$536		3.28%
Non-interest-bearing deposits	12,234				11,970
Other liabilities	1,084				1,106
Total liabilities	$79,706				$78,520
Stockholders’ and mezzanine equity	8,087				8,174
Total liabilities and stockholders’ equity	$87,793				$86,694
Net interest income/interest rate spread		$460		1.47%		$440		1.43%
Net interest margin				2.17%				2.13%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.27	x
(1)Comprised of Loans and leases held for investment (net of deferred loan fees and costs) and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

	Nine Months Ended,
	September 30, 2026				September 30, 2025
(in millions)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
ASSETS:
Interest-earning assets:
Total loans and leases (1)	$61,126	$2,285		5.00%	$65,842	$2,519		5.13%
Securities (2)	17,297	548		4.22%	14,962	510		4.54%
Interest-earning cash and cash equivalents	5,119	139		3.65%	11,515	379		4.41%
Total interest-earning assets	$83,542	$2,972		4.76%	$92,319	$3,408		4.94%
Non-interest-earning assets	3,642				3,588
Total assets	$87,184				$95,907
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$19,597	$380		2.59%	$20,355	$480		3.15%
Savings accounts	14,863	292		2.63%	14,426	334		3.10%
Certificates of deposit	20,630	605		3.92%	24,893	850		4.57%
Total interest-bearing deposits	$55,090	$1,277		3.10%	$59,674	$1,664		3.73%
Total borrowed funds	10,715	352		4.33%	13,887	490		4.72%
Total interest-bearing liabilities	$65,805	$1,629		3.31%	$73,561	$2,154		3.91%
Non-interest-bearing deposits	12,054				12,622
Other liabilities	1,172				1,616
Total liabilities	$79,031				$87,799
Stockholders’ and mezzanine equity	8,153				8,108
Total liabilities and stockholders’ equity	$87,184				$95,907
Net interest income/interest rate spread		$1,343		1.45%		$1,254		1.03%
Net interest margin				2.15%				1.82%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.25	x
(1)Comprised of Loans and leases held for investment (net of deferred loan fees and costs) and Loans held for sale.
(2)Comprised of Debt securities available-for-sale at amortized cost, Equity investments with readily determinable fair values, at fair value and FHLB stock and FRB-NY stock, at cost.

The following table summarizes the change in NII attributable to changes in rate and volume:

	Three Months Ended,			Nine Months Ended,
	September 30, 2026 compared to June 30, 2026 Increase/(Decrease) Due to:			September 30, 2026 compared to September 30, 2025 Increase/(Decrease) Due to:
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Total loans and leases	$7	$22	$29	$(177)	$(57)	$(234)
Securities	10	(1)	9	74	(36)	38
Interest earning cash & cash equivalents	(3)	1	(2)	(175)	(65)	(240)
Total interest-earning assets	$14	$22	$36	$(278)	$(158)	$(436)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$5	$9	$14	$(15)	$(85)	$(100)
Savings accounts	—	(3)	(3)	8	(50)	(42)
Certificates of deposit	—	—	—	(125)	(120)	(245)
Total borrowed funds	3	2	5	(103)	(35)	(138)
Total interest-bearing liabilities	$8	$8	$16	$(235)	$(290)	$(525)
Change in net interest income	$6	$14	$20	$(43)	$132	$89

Comparison to Prior Quarter

During the three months ended September 30, 2026, NIM increased 4 basis points, and NII increased $20 million compared to the three months ended June 30, 2026. The increase in NII was primarily due to higher yields on our loan portfolio driven in part by the impact of rising interest rates. Additionally, we had continued growth in our C&I portfolio as we diversify our loan portfolio and debt securities as we reinvest capital into higher-yielding assets. These increases were partially offset by the impact of higher interest rates on our interest-bearing liabilities, and growth in commercial deposits.

Comparison to Prior Year to Date

During the nine months ended September 30, 2026, NIM increased 33 basis points and NII increased $89 million compared to the nine months ended September 30, 2025. The increase was primarily driven by the paydown of higher-cost deposits and borrowings during the year ended December 31, 2025 and the decision to reinvest cash into higher-yielding assets. These increases were partially offset by lower average loan balances as we continued our strategy of diversifying our loan portfolio.

Provision for Credit Losses

The following table summarizes our Provision for credit losses for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Provision for credit losses	$76	$18	NM	$94	$181	(48)%

Comparison to Prior Quarter

For the three months ended September 30, 2026, the provision for credit losses increased $58 million compared to the three months ended June 30, 2026. The provision was impacted by net charge-offs, while the allowance for credit losses was flat compared to the prior quarter. Increases in the allowance were related to growth in our C&I portfolio, and the impact of the higher interest rate environment including on the New York City rent-regulated multi-family portfolio. These increases were offset by volume reductions in our multi-family portfolio.

Comparison to Prior Year to Date

For the nine months ended September 30, 2026, the provision for credit losses decreased $87 million compared to the nine months ended September 30, 2025. The decrease was primarily due to the strategic reduction in our multi-family and CRE portfolios and lower net charge-offs. The decrease was partially offset by growth in our C&I portfolio.

Non-Interest Income

The following table summarizes our non-interest income for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Fee income	$29	$26	12%	$78	$67	16%
Bank-owned life insurance	11	13	(15)%	34	32	6%
Net gain (loss) on investment securities	—	4	(100)%	(5)	22	NM
Net gain on loan sales and securitizations	3	4	(25)%	12	24	(50)%
Net loan administration income	—	1	(100)%	1	5	(80)%
Other	27	28	(4)%	81	101	(20)%
Total non-interest income	$70	$76	(8)%	$201	$251	(20)%

Comparison to Prior Quarter

For the three months ended September 30, 2026, non-interest income decreased $6 million compared to the three months ended June 30, 2026. The decrease was primarily due to the non-recurrence of a $4 million gain related to our investment in Figure Technology Solutions, Inc. (the "Figure Investment") which we sold in the prior quarter.

Comparison to Prior Year to Date

For the nine months ended September 30, 2026, non-interest income decreased $50 million compared to the nine months ended September 30, 2025. The decrease was primarily due to the non-recurrence of the gain on the Figure Investment, lower other income driven by lower MSR adjustments, which were elevated in the prior year due to the wind down of the mortgage and servicing operations, lower gains on loan sales and securitizations resulting from the non-recurrence of prior year gains related to the wind-down of the mortgage and servicing operations. The decrease was partially offset by higher fee income driven by capital market and treasury management income.

Non-Interest Expense

The following table summarizes our non-interest expense for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Operating expenses:
Compensation and benefits	$228	$220	4%	$676	$723	(7)%
Occupancy and equipment	46	46	—%	142	155	(8)%
Software expense	50	49	2%	146	127	15%
FDIC insurance	29	30	(3)%	89	136	(35)%
Professional services	23	19	21%	64	69	(7)%
General and administrative	65	63	3%	192	237	(19)%
Total operating expense	$441	$427	3%	$1,309	$1,447	(10)%
Intangible asset amortization	23	23	—%	71	81	(12)%
Merger-related expense	—	—	NM	—	39	(100)%
Total non-interest expense	$464	$450	3%	$1,380	$1,567	(12)%

Comparison to Prior Quarter

Total non-interest expenses for the three months ended September 30, 2026 increased $14 million compared to the three months ended June 30, 2026. The increase was primarily due to an increase in compensation and benefits expense driven by the non-recurrence of a prior quarter reduction to incentive compensation accrual assumptions, and higher professional services expense in support of ongoing business and technology initiatives.

Comparison to Prior Year to Date

Total non-interest expense for the nine months ended September 30, 2026 decreased $187 million compared to the nine months ended September 30, 2025. The decrease was primarily due to lower FDIC insurance expense driven by improved assessment factors and a reduced asset base, lower compensation and benefits costs from cost-optimization actions and the non-recurrence of $8 million of severance, the absence of merger-related expenses, and lower general and administrative expenses as a result of the non-recurrence of a $14 million litigation accrual and our continued operating expense discipline. These decreases were partially offset by higher software expenses attributable to ongoing infrastructure development and system enhancements.

Income Tax (Benefit) Expense

The following table summarizes our income tax (benefit) expense and effective tax rate for the respective periods:

	Three Months Ended,			Nine Months Ended,
(in millions)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Income tax (benefit) expense	$(22)	$14	NM	$3	$(37)	(108)%
Effective tax rate	217.8%	28.2%		3.4%	15.2%

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to our year-to-date income (loss) before income taxes, adjusted for discrete items recognized during the quarter. For the nine months ended September 30, 2025, we were unable to make a reliable estimate of our estimated annual effective tax rate as a result of our expected results for 2025; therefore, we used our actual effective tax rate to compute our income tax benefit for those periods. During 2026, we resumed applying the estimated annual effective tax rate methodology.

Comparison to Prior Quarter

The income tax expense for the three months ended September 30, 2026 decreased by $36 million compared to the three months ended June 30, 2026 primarily as a result of the settlement of a 2019 - 2021 tax audit that reduced our tax provision by $22 million and lower pre-tax income.

Comparison to Prior Year to Date

The income tax expense for the nine months ended September 30, 2026 increased by $40 million compared to the nine months ended September 30, 2025, primarily as a result of the increase in our pre-tax income and the application of our estimated annual effective tax rate for the current period compared to the use of our actual effective tax rate in the prior year. The increase was partially offset by the settlement of the prior year tax audit.

FINANCIAL CONDITION

Loans and Leases

The following table summarizes the composition of our loan portfolio:

	September 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Multi-family	$25,948	41.9%	$28,983	47.7%
Commercial real estate	8,102	13.1	9,314	15.3
One-to-four family	5,867	9.5	5,630	9.3
Commercial and industrial	20,579	33.2	15,217	25.1
Other loans	1,449	2.3	1,588	2.6
Total loans and leases held for investment	$61,945	100.0%	$60,732	100.0%
Allowance for credit losses on loans and leases	(869)		(1,030)
Total loans and leases held for investment, net	$61,076		$59,702
Loans held for sale	166		265
Total loans and leases, net	$61,242		$59,967

Total loans and leases held for investment increased $1.2 billion at September 30, 2026 compared to December 31, 2025, primarily as a result of growing originations within our C&I portfolio, partially offset by our continued strategy of diversifying our loan portfolio.

Loan Maturity and Repricing

The following table sets forth loans with adjustable rates ("Option Loans") by year of repricing and loans beyond their option date that may be variable or fixed rate loans ("Non-Option Loans") by year of contractual maturity:

	September 30, 2026
(in millions)	Multi-Family		Commercial Real Estate(2)
Repricing / Contractual Maturity Year	Option Loans by Repricing Date(1)(3)	Non-Option Loans by Contractual Maturity	Option Loans by Repricing Date(3)	Non-Option Loans by Contractual Maturity	Total(4)(5)
2026	$1,385	$461	$1,491	$127	$3,464
2027	6,938	1,581	797	737	10,053
2028	3,393	1,912	352	1,241	6,898
2029	2,226	1,588	233	688	4,735
2030	74	1,878	12	334	2,298
2031+	86	4,311	5	758	5,160
Total amounts due or repricing, gross	$14,102	$11,731	$2,890	$3,885	$32,608
(1)Includes $8.5 billion is secured by rent-regulated properties located in New York State, of which $3.0 billion is scheduled to reprice within the next twelve months.
(2)Excludes ADC loans.
(3)Includes $455 million of multi-family loans and $834 million of CRE loans with adjustable rates that do not have the option to reprice to a fixed rate.
(4)Excludes Specialty Finance CRE loans totaling $338 million. Amounts presented reflect unpaid principal balance; total amortized cost adjustments were $159 million.
(5)Excludes $119 million of loans past their contractual maturity date that are in the process of modification or foreclosure.

Option loans may offer the borrower the ability to reprice to a fixed rate after the initial fixed rate period. If not elected, the loan defaults to a variable rate. Option loans in the table are shown as being due in the period the interest rate is subject to change. Non-Option loans are beyond the option date and are reflected by maturity. Risks associated with loan repricing are discussed in the Credit Risk section.

Multi-Family Loans

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Multi-family	$25,948	$28,983	$(3,035)	(10)%

Our multi-family loan portfolio decreased $3.0 billion at September 30, 2026 compared to December 31, 2025, primarily due to $2.6 billion of par payoffs since December 31, 2025, with 42 percent of the payoffs from substandard loans. The reduction in our multi-family loan portfolio is consistent with our strategic decision to continue to diversify our loan portfolio by reducing our exposure to multi-family loans.

The majority of our multi-family loan portfolio consists of non-recourse loans secured by rental apartment buildings. As of September 30, 2026 and December 31, 2025, $14.0 billion or 54 percent and $15.8 billion or 55 percent of our total multi-family loan portfolio was secured by properties in New York State, respectively. Of these amounts, $12.3 billion or 88 percent and $13.9 billion or 88 percent were subject to rent regulation laws to varying degrees at September 30, 2026 and December 31, 2025, respectively. Additionally, $8.5 billion and $9.5 billion of these loans, as of September 30, 2026 and December 31, 2025, respectively, were secured by properties in which at least 50 percent of the units were rent-regulated.

To mitigate our exposure to rent-regulated properties, we are curtailing future originations of loans secured by rent-regulated properties. We are focusing originations and renewal retention on borrowers with whom we will have broader customer relationships beyond lending. Additionally, we are strategically diversifying our loan portfolio to shift from multi-family loans to other loan sectors.

Our multi-family loan portfolio had $5.3 billion outstanding with interest-only payments at September 30, 2026. Of this, $4.6 billion consisted of term loans that may have contained an initial interest-only period but were underwritten on a fully amortizing basis, including calculation of the DSCR, with qualification based on the borrower's credit profile, particularly the property's loan-to-value. For these loans, the weighted average interest-only period remaining was 24.7 months as of September 30, 2026, with approximately 9 percent entering their amortization period by the end of 2026. The remaining $0.7 billion relates to loans originated in 2026 secured by non rent-regulated multi-family collateral that were originated on a full interest-only basis. The weighted average interest-only period remaining for these loans was 19.2 months as of September 30, 2026.

We continue to monitor our loans held for investment portfolio and the related ACL particularly given the economic pressures facing the commercial real estate and multi-family markets. Although occupancy levels have historically tended to be stable due to below market rents, the rising interest rate environment has increased borrowing costs such that rent-regulated loans that are repricing are incurring debt service levels that, when combined with inflationary pressure on operating costs and limits on the ability to increase rental rates, approach or exceed some properties’ net operating income and may require the borrower to support the loan from sources unrelated to the collateral until elevated interest rates subside and/or over time as rents are able to be increased.

The following table presents a geographical stratification of the multi-family loans in our held for investment loan portfolio:

	September 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$4,354	17%	$4,901	17%
Brooklyn	4,006	16	4,559	16
Bronx	2,465	9	2,723	9
Queens	1,964	8	2,206	8
Staten Island	68	—	69	—
Total New York City	$12,857	50%	$14,458	50%
New Jersey	3,200	12%	3,715	13%
Long Island	322	1	426	1
Total Metro New York	$16,379	63%	$18,599	64%
Other New York State	817	3%	930	3%
Pennsylvania	2,623	10	2,831	10
Florida	1,225	5	1,483	5
Ohio	868	4	968	3
All other states	4,036	15	4,172	15
Total	$25,948	100%	$28,983	100%
Commercial Real Estate

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Commercial real estate	$8,102	$9,314	$(1,212)	(13)%

At September 30, 2026, CRE loans decreased $1.2 billion compared to December 31, 2025, primarily due to par payoffs, and paydowns, partially offset by originations since December 31, 2025.

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

The following table presents an analysis of the property types that collateralize the CRE loans in our held for investment portfolio:

	September 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
Office (includes owner and non-owner occupied)	$1,653	20%	$1,954	21%
Retail (includes owner and non-owner occupied)	1,298	16	1,560	17
Industrial	3,100	38	3,928	42
Other	2,051	26	1,872	20
Total	$8,102	100%	$9,314	100%

The following table presents a geographical stratification of the CRE loans in our held for investment loan portfolio:

	September 30, 2026		December 31, 2025
(in millions)	Amount	Percent of Total	Amount	Percent of Total
New York	$3,275	40%	$3,626	39%
California	796	10	703	8
Michigan	764	9	929	10
Florida	642	8	626	7
New Jersey	512	6	640	7
Texas	154	2	318	3
All other states	1,959	25	2,472	26
Total	$8,102	100%	$9,314	100%

Commercial and Industrial

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Commercial and industrial	$20,579	$15,217	$5,362	35%

Our C&I loan portfolio increased $5.4 billion at September 30, 2026 compared to December 31, 2025, primarily due to $7.7 billion of new originations driven by $11.5 billion of new and increased loan commitments during the nine months ended September 30, 2026, partially offset by paydowns in the existing portfolio. The increase in our C&I loan portfolio was primarily due to continued growth in Specialized Industries and Regional Commercial Banking.

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

One-to-Four Family Loans

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
One-to-four family	$5,867	$5,630	$237	4%

One-to-four family loans increased $237 million at September 30, 2026 compared to December 31, 2025, primarily driven by new originations.

One-to-four family loans include various types of conforming and non-conforming fixed and adjustable-rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The loan-to-value requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with loan-to-value ratios exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2026, excluding LGG, loans in this portfolio had an average current FICO score of 743 and an average loan-to-value ratio of 51 percent.

Other Loans

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Other loans	$1,449	$1,588	$(139)	(9)%

At September 30, 2026, other loans decreased $139 million compared to December 31, 2025, primarily driven by payoffs at par.

Other loans primarily consist of HELOANs, second mortgage loans, and HELOCs. As of September 30, 2026, loans in this portfolio had an average current FICO score of 760.

Loans Held for Sale

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Loans held for sale	$166	$265	$(99)	(37)%

Loans held for sale at September 30, 2026 decreased $99 million compared to December 31, 2025, primarily due to the completion of loan sales during the nine months ended September 30, 2026.

Allowance for Credit Losses

The following table sets forth the allocation of the ACL on loans and leases as of:

	September 30, 2026			December 31, 2025
(in millions)	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans	Allowance for credit losses	Allowance as a percent of loans in each portfolio	Loans in each portfolio as a percent of total loans
Multi-family loans	$424	1.63%	41.9%	$549	1.89%	47.7%
Commercial real estate loans	144	1.78	13.1	229	2.46	15.3
One-to-four family	42	0.72	9.5	35	0.62	9.3
Commercial and industrial	197	0.96	33.2	150	0.99	25.1
Other loans	62	4.28	2.3	67	4.22	2.6
Total loans	$869	1.40%	100.0%	$1,030	1.70%	100.0%

The ACL on loans and leases as of September 30, 2026 decreased $161 million from December 31, 2025. The decrease was primarily driven by charged-off loans which had specific reserves and declines in our higher-risk multi-family and CRE portfolios, primarily from payoffs. The decrease was partially offset by the growth of our C&I portfolio.

Non-accrual Loans

The following table presents our non-accrual loans held for investment by loan type:

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Multi-family	$2,125	$2,261	$(136)	(6)%
Commercial real estate	462	489	(27)	(6)%
One-to-four family	61	64	(3)	(5)%
Commercial and industrial	144	130	14	11%
Other non-accrual loans	25	31	(6)	(19)%
Total non-accrual loans(1)	$2,817	$2,975	$(158)	(5)%
Repossessed assets	8	11	(3)	(27)%
Total non-performing assets	$2,825	$2,986	$(161)	(5)%

Non-accrual loans to total loans held for investment	4.55%	4.90%
Non-performing assets to total assets	3.23%	3.41%
Allowance for credit losses on loans and leases to non-accrual loans	30.85%	34.62%
(1)Excludes $4 million and $30 million of non-accrual held for sale loans at September 30, 2026 and December 31, 2025, respectively.

The following table sets forth the changes in non-accrual loans for the nine months ended September 30, 2026:

(in millions)
Balance at December 31, 2025	$2,975
New non-accrual loans	1,053
Charge-offs	(135)
Transferred to Other assets	(5)
Loan payoffs, including dispositions and principal pay-downs	(912)
Restored to performing status	(159)
Balance at September 30, 2026	$2,817

During the nine months ended September 30, 2026 non-accrual loans decreased $158 million primarily due to the resolution of a single borrower relationship undergoing bankruptcy proceedings. Approximately 42 percent of our non-accrual loans are current on their contractual payment terms.

Delinquencies

The following table presents our loans held for investment 30 to 89 days past due by loan type and the changes in the respective balances.

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Loans 30 to 89 Days Past Due:
Multi-family	$392	$588	$(196)	(33)%
Commercial real estate	79	155	(76)	(49)%
One-to-four family	13	78	(65)	(83)%
Commercial and industrial	34	126	(92)	(73)%
Other loans	12	39	(27)	(69)%
Total loans 30-89 days past due	$530	$986	$(456)	(46)%

As of September 30, 2026, we had $107 million of loans 90 days or more past due that were still accruing interest compared to none as of December 31, 2025. Based on our evaluation of these loans and ongoing engagement with the borrowers, we have determined that they should remain on accrual status. As of October 27, 2026, $44 million of these loans had been resolved.

Charge-offs

The following table summarizes net charge-offs as a percentage of average loans held for investment, excluding LGG:

	Three Months Ended,
	September 30, 2026			June 30, 2026
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(1)	Net Charge-offs (Recoveries)	Average Balance	%(1)
Multi-family	$50	$26,388	0.76%	$80	$27,331	1.17%
Commercial real estate	13	8,212	0.63	1	8,723	0.05
One-to-four family	1	5,467	0.07	1	5,353	0.07
Commercial and industrial	7	19,485	0.14	13	17,446	0.30
Other	3	1,466	0.82	5	1,514	1.32
Total	$74	$61,018	0.49%	$100	$60,367	0.66%
(1)Three months ended presented on an annualized basis.

	Nine Months Ended,
	September 30, 2026			September 30, 2025
(in millions)	Net Charge-offs (Recoveries)	Average Balance	%(1)	Net Charge-offs (Recoveries)	Average Balance	%(1)
Multi-family	$202	$27,416	0.98%	$222	$32,672	0.91%
Commercial real estate	22	8,710	0.34	33	10,975	0.40
One-to-four family	3	5,369	0.07	3	5,026	0.08
Commercial and industrial	12	17,533	0.09	32	14,599	0.29
Other	13	1,512	1.15	15	1,705	1.17
Total	$252	$60,540	0.56%	$305	$64,977	0.63%
(1)Nine months ended presented on an annualized basis.

Securities

Debt Securities Available-for-Sale

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Debt Securities Available-for-Sale	$16,395	$15,701	$694	4%

At September 30, 2026, debt securities available-for-sale increased $694 million compared to December 31, 2025. The increase was primarily due to our decision to reinvest capital into higher-yielding securities, partially offset by a decline in the fair value of the securities reflecting the impact of higher interest rates. At September 30, 2026, 20 percent of our portfolio is comprised of floating rate securities.

At September 30, 2026 and December 31, 2025, debt securities available-for-sale had an estimated weighted average life of 5 years. Mortgage-related securities included in debt securities available-for-sale were $13.8 billion and $13.0 billion at September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the weighted average yields of debt securities available-for-sale for the maturities at September 30, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities
Debt Securities Available-for-Sale: (1)
Due within one year	3.76%	—%	—%	—%
Due from one to five years	2.57	3.52	5.02	—
Due from five to ten years	2.31	1.61	5.46	—
Due after ten years	4.38	—	5.80	5.30
Total debt securities available-for-sale	4.33	2.62	5.24	5.30
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

The following table summarizes the change in our deposits:

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Interest-bearing checking and money market accounts	$19,330	$18,233	$1,097	6%
Savings accounts	14,741	14,864	(123)	(1)%
Certificates of deposit	21,359	20,843	516	2%
Non-interest-bearing accounts	12,390	12,060	330	3%
Total deposits (1)	$67,820	$66,000	$1,820	3%
(1) Includes $2.9 billion and $2.1 billion of non-servicing custodial deposits as of September 30, 2026 and December 31, 2025, respectively.

Total deposits at September 30, 2026 increased $1.8 billion compared to December 31, 2025, primarily driven by growth in commercial and mortgage-related deposits, partially offset by lower retail deposits.

The following table presents the composition of our brokered deposits for the periods presented:

(in millions)	September 30, 2026	December 31, 2025
Brokered interest-bearing checking and money market accounts	$—	$76
Brokered certificates of deposit	2,633	2,326
Total Brokered Deposits(1)	$2,633	$2,402
(1) Excludes reciprocal deposits.

The following table indicates the amount of time deposits, by account, that are in excess of $250,000 per depositor by time remaining until maturity:

(in millions)	September 30, 2026	December 31, 2025
3 months or less	$1,299	$2,758
Over 3 months through 6 months	1,863	1,933
Over 6 months through 12 months	2,652	1,175
Over 12 months	1,136	466
Total time deposits in excess of $250,000 per depositor(1)	$6,950	$6,332
(1) Includes brokered certificates of deposit of $2.6 billion and $2.3 billion at September 30, 2026 and December 31, 2025, respectively. Brokered certificates of deposit with balances in excess of $250,000 are fully insured by the FDIC as each of the ultimate owners of the funds maintain balances below FDIC insurance limits.

Uninsured Deposits

At September 30, 2026, our deposit base included $14.7 billion of deposits that are uninsured or not collateralized by securities or letters of credit. Our uninsured deposits are the portion of deposit accounts that exceeds the FDIC insurance limit.

As of September 30, 2026, total bank liquidity exceeded the balance of our uninsured deposits by $10.4 billion.

Borrowed Funds

The following table summarizes our borrowed funds:

(in millions)	September 30, 2026	December 31, 2025	($) Change	(%) Change
Short-term borrowings(1)
FHLB advances	$5,250	$4,000	$1,250	31%
Total short-term borrowings	$5,250	$4,000	$1,250	31%

Long-term debt
FHLB advances	$4,650	$7,151	$(2,501)	(35)%
Junior subordinated debentures	588	585	3	1%
Subordinated notes	449	448	1	—%
Total long-term debt	$5,687	$8,184	$(2,497)	(31)%
Total borrowed funds	$10,937	$12,184	$(1,247)	(10)%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

At September 30, 2026 total borrowed funds decreased $1.2 billion compared to December 31, 2025 primarily due to our continued strategy of reducing our reliance on higher-cost wholesale borrowings.

FHLB advances are secured by eligible collateral in the form of loans and securities, under blanket collateral agreements with the FHLB. As of September 30, 2026 our wholesale borrowings had no callable features. As of December 31, 2025, our wholesale borrowings had $250 million of callable features.

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

To comprehensively manage our risk exposure, we focus on several critical areas outlined below: Credit Risk, Liquidity Risk, Interest Rate Risk and Regulatory Capital.

Credit Risk

It is our practice to continually review the risk in our loan portfolio. For our multi-family and CRE loan portfolios, we receive financial information from borrowers annually and in some cases more frequently. Generally, updated annual borrower financial information is received during the second calendar quarter. Upon receipt of the borrower financial information, we perform an analysis to determine whether the cash flow from the underlying collateral is sufficient to meet the contractual loan payments, commonly referred to as the DSCR. We consider the ability to cover debt service based upon the current contractual rate or, when a borrower’s initial fixed rate period expires in the near future, the lowest contractual rate reset option available under the loan terms using the current level for referenced indices. Loans that do not have a DSCR of 1.0 or greater are evaluated for a potential downgrade to substandard or non-accrual risk rating. All substandard loans, including non-accrual loans, are appraised at the time of downgrade and are re-appraised annually. Based upon this appraisal the loan is evaluated to determine if an adjustment to the carrying amount is required. The rent freeze applicable to rent-regulated multi-family apartment buildings in New York City, as approved by its Rent Guidelines Board in June 2026 and which became effective on October 1, 2026, could increase credit risk for loans secured by multi-family properties in New York City by limiting rental revenue growth while operating costs and interest rates rise, potentially pressuring borrowers' DSCR.

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

As of September 30, 2026, $2.3 billion of multifamily loans have reached their repricing date. Approximately 95 percent of the loans that repriced during 2026 are current on their contractual payments or paid off during the year.

Substandard and Non-Accrual loans ("Classified Loans") reflect the potential that a loss may occur if deficiencies in the primary source of repayment are unable to be corrected and borrowers are unwilling or unable to otherwise support the loans. Classified Loans at September 30, 2026 and December 31, 2025 were $8.7 billion and $9.7 billion, respectively. The decrease in Classified Loans is primarily attributable to the par payoffs of multi-family and CRE substandard loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings.

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

We actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to support these efforts. Gross charge-offs of $258 million were recorded on multi-family and CRE loans during the nine months ended September 30, 2026, primarily driven by appraisals received on those loans and the resolution of a single borrower relationship undergoing bankruptcy proceedings during the three months ended March 31, 2026.

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

Our funding primarily stems from a diverse combination of business activities. The primary source of funding is our retail and institutional deposit base. Customer deposits provide us with a relatively stable, low-cost source of funding. The majority of our customer deposits are covered by FDIC deposit insurance with $14.7 billion of deposits that are uninsured or not collateralized by securities or letters of credit as of September 30, 2026, representing 22 percent of our overall deposit base as of that date. We also obtain funding through various wholesale funding channels, including $9.9 billion of secured borrowings from the FHLB and an active brokered CDs issuance program with $2.6 billion outstanding as of September 30, 2026.

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

(in billions)	September 30, 2026	December 31, 2025
Cash at Federal Reserve	$3.6	$5.3
High-Quality Liquid Assets	14.2	13.5
Total On-Balance Sheet Liquidity	$17.8	$18.8
FHLB Available Capacity	4.5	6.5
Discount Window Available Capacity	2.8	1.8
Total Liquidity	$25.1	$27.1

Credit Ratings

We maintain credit ratings from three rating agencies: Moody’s, Fitch and DBRS. As of October 31, 2026, our credit ratings were as follows:

	Moody's	Fitch	DBRS
Long-Term Issuer Rating	Ba3	BB+	BBB
Long-Term Deposits	Baa3	BBB	BBB
Short-Term Deposits	Prime-3	F3

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

For example, we offer CDs with contractual terms to our customers and also borrow funds under contract from the FHLB. These contractual obligations are reflected in the Condensed Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At September 30, 2026, we had CDs of $21.4 billion and long-term debt (defined as borrowed funds with an original maturity of more than one year) of $5.7 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included within Other liabilities within the Condensed Consolidated Statements of Condition and totaled $417 million at September 30, 2026.

At September 30, 2026, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by and financial stand-by letters of credit of $14.3 billion. These commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Condensed Consolidated Statements of Income (Loss).

At September 30, 2026, our total liquidity position was $25.1 billion and we expect that our funding will be sufficient to fulfill our cash obligations and commitments when they are due both in the short term and long term.

For September 30, 2026, we did not engage in any off-balance sheet transactions that we expect to have a material effect on our financial condition, results of operations or cash flows.

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

Based on the information and assumptions in effect at September 30, 2026, the following table sets forth our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Economic Value of Equity
-200 shock	5.5%
-100 shock	3.3%
+100 shock	(4.0)%
+200 shock	(8.2)%

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

At September 30, 2026, the estimated change in NII over the next twelve months for a 100 basis point reduction in short term interest rates with no change in long term interest rates is a decrease of 0.26 percent and the estimated change for a 100 basis point increase in short term rates is an increase of 0.68 percent.

The following table presents the estimated percentage change in future NII over the next twelve months under various instantaneous parallel interest rate shock scenarios. Based on the information and assumptions in effect at September 30, 2026, the estimated changes are presented below:

Change in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
-200 shock	(4.3)%
-100 shock	(1.8)%
+100 shock	1.5%
+200 shock	2.7%

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

As of September 30, 2026, our capital measures continued to exceed the minimum federal requirements. The following tables set forth the Bank's common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios as well as the respective minimum regulatory capital requirements, as of the dates shown:

	Risk-Based Capital
(in millions)	Common Equity Tier 1		Tier 1		Total		Leverage Capital
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual capital	$7,713	12.38%	$8,217	13.19%	$9,804	15.74%	$8,217	9.33%
Minimum for capital adequacy purposes	2,803	4.50	3,738	6.00	4,983	8.00	3,524	4.00
Excess	$4,910	7.88%	$4,479	7.19%	$4,821	7.74%	$4,693	5.33%
December 31, 2025
Actual capital	$7,845	12.83%	$8,348	13.66%	$9,921	16.23%	$8,348	9.22%
Minimum for capital adequacy purposes	2,751	4.50	3,668	6.00	4,890	8.00	3,623	4.00
Excess	$5,094	8.33%	$4,680	7.66%	$5,031	8.23%	$4,725	5.22%

The decrease in our capital ratios from December 31, 2025 was primarily driven by the stock repurchase program.

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

At September 30, 2026, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 774 basis points and the fully phased-in capital conservation buffer by 524 basis points.

At September 30, 2026, the Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50 percent; a minimum tier 1 risk-based capital ratio of 8 percent; a minimum total risk-based capital ratio of 10 percent; and a minimum leverage capital ratio of 5 percent.

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

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Condition (unaudited)

ITEM 1.	FINANCIAL STATEMENTS

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS:
Cash and due from banks	$382	$553
Interest-earning deposits and other securities with financial institutions	3,664	5,341
Debt securities available-for-sale	16,395	15,701
Equity investments with readily determinable fair values, at fair value	14	65
Loans held for sale	166	265
Loans and leases held for investment, net of deferred loan fees and costs	61,945	60,732
Less: Allowance for credit losses on loans and leases	(869)	(1,030)
Total loans and leases held for investment, net	61,076	59,702
Premises and equipment, net	474	477
Core deposit and other intangibles	310	381
Other assets	4,931	5,027
Total assets	$87,412	$87,512
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$19,330	$18,233
Savings accounts	14,741	14,864
Certificates of deposit	21,359	20,843
Non-interest-bearing accounts	12,390	12,060
Total deposits	67,820	66,000
Borrowed funds	10,937	12,184
Other liabilities	1,010	1,184
Total liabilities	79,767	79,368
Commitments and contingencies (refer to Note 17)
Mezzanine equity:
Preferred stock - Series B	1	1
Stockholders' equity:
Preferred stock - Series A and D	503	503
Common stock at par $0.01 (916,666,666 and 916,666,666 shares authorized; 423,470,219 and 422,931,277 shares issued; and 400,635,645 and 415,982,036 shares outstanding, respectively)	4	4
Paid-in capital in excess of par	9,311	9,303
Accumulated deficit	(958)	(988)
Treasury stock, at cost (22,834,574 and 6,949,241 shares, respectively)	(377)	(190)
Accumulated other comprehensive loss, net of tax	(839)	(489)
Total stockholders’ equity	7,644	8,143
Total liabilities, mezzanine and stockholders’ equity	$87,412	$87,512
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
INTEREST INCOME:
Loans and leases	$780	$819	$2,285	$2,519
Securities and money market investments	232	282	687	889
Total interest income	1,012	1,101	2,972	3,408
INTEREST EXPENSE:
Interest-bearing checking and money market accounts	140	151	380	480
Savings accounts	94	113	292	334
Certificates of deposit	201	255	605	850
Borrowed funds	117	157	352	490
Total interest expense	552	676	1,629	2,154
Net interest income	460	425	1,343	1,254
Provision for credit losses	76	38	94	181
Net interest income after provision for credit losses	384	387	1,249	1,073
NON-INTEREST INCOME:
Fee income	29	23	78	67
Bank-owned life insurance	11	12	34	32
Net gain (loss) on investment securities	—	22	(5)	22
Net gain on loan sales and securitizations	3	5	12	24
Net loan administration income	—	—	1	5
Other	27	32	81	101
Total non-interest income	70	94	201	251
NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	228	242	676	723
Occupancy and equipment	46	47	142	155
Software expense	50	47	146	127
FDIC insurance	29	37	89	136
Professional services	23	20	64	69
General and administrative	65	86	192	237
Total operating expense	441	479	1,309	1,447
Intangible asset amortization	23	26	71	81
Merger-related expense	—	17	—	39
Total non-interest expense	464	522	1,380	1,567
Income (loss) before income taxes	(10)	(41)	70	(243)
Income tax (benefit) expense	(22)	(5)	3	(37)
Net income (loss)	$12	$(36)	$67	$(206)
Preferred stock dividends	9	9	25	25
Net income (loss) attributable to common stockholders	$3	$(45)	$42	$(231)
Basic earnings (loss) per common share	$0.01	$(0.11)	$0.10	$(0.56)
Diluted earnings (loss) per common share	$0.01	$(0.11)	$0.09	$(0.56)
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$12	$(36)	$67	$(206)
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on securities available-for-sale	(292)	50	(350)	159
Net unrealized gain (loss) in pension and post-retirement obligations	—	1	—	2
Net unrealized gain (loss) on cash flow hedges	—	(4)	—	(16)
Total other comprehensive (loss) income, net of tax	$(292)	$47	$(350)	$145
Total comprehensive income (loss), net of tax	$(280)	$11	$(283)	$(61)
Income tax (benefit) expense of items included in other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	$(105)	$18	$(126)	$56
Net unrealized gain (loss) in pension and post-retirement obligations	—	—	—	1
Net unrealized gain (loss) on cash flow hedges	—	(2)	—	(6)
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Accumulated deficit	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Three Months Ended September 30, 2026
Balance at June 30, 2026	417,018,972	$503	$4	$9,299	$(958)	$(161)	$(547)	$8,140	$1
Shares issued for restricted stock, net of forfeitures	320,473	—	—	(7)	—	5	—	(2)	—
Compensation expense related to restricted stock awards	—	—	—	19	—	—	—	19	—
Net income	—	—	—	—	12	—	—	12	—
Dividends paid on common stock ($0.01)	—	—	—	—	(3)	—	—	(3)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(16,703,800)	—	—	—	—	(221)	—	(221)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(292)	(292)	—
Balance at September 30, 2026	400,635,645	$503	$4	$9,311	$(958)	$(377)	$(839)	$7,644	$1

Three Months Ended September 30, 2025
Balance at June 30, 2025	415,353,394	$503	$4	$9,291	$(957)	$(204)	$(542)	$8,095	$1
Shares issued for restricted stock, net of forfeitures	408,579	—	—	(8)	—	8	—	—	—
Compensation expense related to restricted stock awards	—	—	—	17	—	—	—	17	—
Net loss	—	—	—	—	(36)	—	—	(36)	—
Dividends paid on common stock ($0.01)	—	—	—	—	(4)	—	—	(4)	—
Dividends paid on preferred stock ($15.94), Series B ($3.33)	—	—	—	—	(9)	—	—	(9)	—
Purchase of common stock	(153,828)	—	—	—	—	(2)	—	(2)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47	—
Balance at September 30, 2025	415,608,145	$503	$4	$9,300	$(1,006)	$(198)	$(495)	$8,108	$1

(in millions, except share data)	Shares Outstanding	Preferred Stock A (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Accumulated deficit	Treasury Stock, at Cost	AOCL, Net of Tax	Total Stockholders’ Equity	Preferred Stock Mezzanine (Par Value: $0.01)
Nine Months Ended September 30, 2026
Balance at December 31, 2025	415,982,036	$503	$4	$9,303	$(988)	$(190)	$(489)	$8,143	$1
Shares issued for restricted stock, net of forfeitures	2,097,737	—	—	(44)	—	44	—	—	—
Compensation expense related to restricted stock awards	—	—	—	52	—	—	—	52	—
Net income	—	—	—	—	67	—	—	67	—
Dividends paid on common stock ($0.03)	—	—	—	—	(12)	—	—	(12)	—
Dividends paid on preferred stock Series A ($47.82), Series B ($9.99)	—	—	—	—	(25)	—	—	(25)	—
Purchase of common stock	(17,444,128)	—	—	—	—	(231)	—	(231)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(350)	(350)	—
Balance at September 30, 2026	400,635,645	$503	$4	$9,311	$(958)	$(377)	$(839)	$7,644	$1

Nine Months Ended September 30, 2025
Balance at December 31, 2024	414,934,628	$503	$4	$9,282	$(763)	$(219)	$(640)	$8,167	$1
Shares issued for restricted stock, net of forfeitures	1,368,201	—	—	(28)	—	28	—	—	—
Compensation expense related to restricted stock awards	—	—	—	46	—	—	—	46	—
Net loss	—	—	—	—	(206)	—	—	(206)	—
Dividends paid on common stock ($0.03)	—	—	—	—	(12)	—	—	(12)	—
Dividends paid on preferred stock Series A ($47.82), Series B ($9.99)	—	—	—	—	(25)	—	—	(25)	—
Purchase of common stock	(694,684)	—	—	—	—	(7)	—	(7)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	145	145	—
Balance at September 30, 2025	415,608,145	$503	$4	$9,300	$(1,006)	$(198)	$(495)	$8,108	$1
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67	$(206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	94	181
Depreciation and amortization	100	113
Stock-based compensation	52	46
Deferred tax expense (benefit)	33	(97)
Other operating activities	(115)	34
Changes in operating assets and liabilities:
(Increase) decrease in other miscellaneous assets	(118)	115
Decrease in other miscellaneous liabilities	(63)	(542)
Change in loans held for sale, net	53	364
Net cash provided by operating activities	103	8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available-for-sale	2,978	1,494
Proceeds from sales of securities available-for-sale including loans that have been securitized	—	85
Purchase of securities available-for-sale	(4,195)	(5,994)
Redemption of Federal Home Loan Bank stock	362	131
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(259)	(3)
Other changes in loans, net	(1,186)	5,219
Purchases of premises and equipment	(67)	(29)
Proceeds from sales of equity securities	46	—
Other investing activities	44	18
Net cash (used in) provided by investing activities	(2,277)	921
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,820	(6,727)
Net increase (decrease) in short-term borrowed funds	1,250	(250)
Proceeds from long-term borrowed funds	1,750	500
Repayments of long-term borrowed funds	(4,250)	(1,500)
Cash dividends paid on common stock	(12)	(12)
Cash dividends paid on preferred stock	(25)	(25)
Shares repurchased under stock repurchase program	(214)	—
Other financing activities, net	(10)	85
Net cash provided by (used in) financing activities	309	(7,929)
Net decrease in cash, cash equivalents, and restricted cash	(1,865)	(7,000)
Cash, cash equivalents, and restricted cash at beginning of period	5,977	15,559
Cash, cash equivalents, and restricted cash at end of period	$4,112	$8,559
Supplemental information:
Cash paid for interest	$1,620	$2,254
Non-cash investing and financing activities:
Transfer of loans from held for investment to held for sale	—	590
Transfer of loans from held for sale to held for investment	29	—
Shares issued for restricted stock awards	44	28
See accompanying notes to the condensed consolidated financial statements.

Table of Contents	Flagstar Bank, National Association
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

The Bank is headquartered in Hicksville, New York with regional headquarters in Troy, Michigan. We are subject to regulation and oversight by the OCC. We currently operate approximately 320 locations across nine states, with strong footholds in the greater New York/New Jersey metropolitan region and in the upper Midwest, along with a significant presence in fast-growing markets in Florida and on the West Coast.

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

Note 2 - Earnings Per Common Share

Earnings per Common Share (Basic and Diluted)

The following table presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$3	$(45)	$42	$(231)
Less: Income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$3	$(45)	$42	$(231)
Weighted average common shares outstanding	411,392,960	415,563,380	414,772,969	415,173,630
Basic income (loss) per common share	$0.01	$(0.11)	$0.10	$(0.56)
Net income (loss) attributable to common stockholders	$3	$(45)	$42	$(231)
Weighted average common shares outstanding	411,392,960	415,563,380	414,772,969	415,173,630
Dilutive potential common shares	54,637,476	—	53,934,359	—
Total shares for diluted earnings per common share computation	466,030,436	415,563,380	468,707,328	415,173,630
Diluted income (loss) per common share and common share equivalents	$0.01	$(0.11)	$0.09	$(0.56)

For the three and nine months ended September 30, 2026, there were no antidilutive shares.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3 - Accumulated Other Comprehensive Loss

The table below summarizes the changes in AOCL, net of tax:

	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Three Months Ended September 30, 2026
Balance, beginning of period	$(525)	$—	$(22)	$(547)
Other comprehensive income (loss) before reclassification, net of tax	(292)	—	—	(292)
Amounts reclassified from AOCL to (income)/expense, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(292)	—	—	(292)
Balance, end of period	$(817)	$—	$(22)	$(839)
Three Months Ended September 30, 2025
Balance, beginning of period	$(544)	$35	$(33)	$(542)
Other comprehensive income (loss) before reclassification, net of tax	50	—	—	50
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(4)	1	(3)
Other comprehensive income (loss), net of tax	50	(4)	1	47
Balance, end of period	$(494)	$31	$(32)	$(495)

Nine Months Ended September 30, 2026
Balance, beginning of period	$(467)	$—	$(22)	$(489)
Other comprehensive income (loss) before reclassification, net of tax	(350)	—	—	(350)
Amounts reclassified from AOCL to (income)/expense, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(350)	—	—	(350)
Balance, end of period	$(817)	$—	$(22)	$(839)
Nine Months Ended September 30, 2025
Balance, beginning of period	$(653)	$47	$(34)	$(640)
Other comprehensive income (loss) before reclassification, net of tax	159	—	—	159
Amounts reclassified from AOCL to (income)/expense, net of tax	—	(16)	2	(14)
Other comprehensive income (loss), net of tax	159	(16)	2	145
Balance, end of period	$(494)	$31	$(32)	$(495)

The following table summarizes the amounts reclassified from AOCL, net of tax:

	Amount Reclassified out of AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
Cash Flow Hedges:
Realized gain on cash flow hedges	$—	$6	$—	$22	Interest expense - Borrowed funds
Tax benefit (expense)	—	(2)	—	(6)	Income tax (benefit)
	$—	$4	$—	$16
Pension and Post-retirement Plans:
Amortization of actuarial losses	—	(1)	—	(3)	General and administrative
Tax benefit (expense)	—	—	—	1	Income tax (benefit)
	$—	$(1)	$—	$(2)
Amounts reclassified from AOCL, net of tax	$—	$3	$—	$14

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 4 - Investment Securities

Debt securities available-for-sale

The following tables summarize our portfolio of debt securities available-for-sale:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$13,475	$1	$713	$12,763
GSE certificates	1,051	—	166	885
Private label CMOs	140	2	2	140
Total mortgage-related debt securities	$14,666	$3	$881	$13,788
Other Debt Securities:
GSE debentures	$1,502	$—	$269	$1,233
U. S. Treasury obligations	1,001	—	15	986
Asset-backed securities	197	—	4	193
Corporate bonds	147	—	1	146
Capital trust notes	46	6	7	45
Municipal bonds	4	—	—	4
Total debt securities	$2,897	$6	$296	$2,607
Total debt securities available-for-sale, net of allowance(1)(2)(3)	$17,563	$9	$1,177	$16,395
(1)At September 30, 2026, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of September 30, 2026, the ACL was $2 million.
(3)Excludes accrued interest receivable of $52 million included in Other assets in the Condensed Consolidated Statements of Condition.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE CMOs	$12,129	$55	$360	$11,824
GSE certificates	1,116	2	119	999
Private label CMOs	147	12	—	159
Total mortgage-related debt securities	$13,392	$69	$479	$12,982
Other Debt Securities:
GSE debentures	$1,502	$—	$206	$1,296
U. S. Treasury obligations	1,001	16	—	1,017
Corporate bonds	147	—	3	144
Asset-backed securities	217	—	4	213
Capital trust notes	47	6	8	45
Municipal bonds	4	—	—	4
Total debt securities	$2,918	$22	$221	$2,719
Total debt securities available-for-sale, net of allowance(1)(2)(3)	$16,310	$91	$700	$15,701
(1)At December 31, 2025, substantially all of our debt securities available-for-sale are comprised of securities issued by GSEs or are explicitly guaranteed by the U.S. government.
(2)As of December 31, 2025, the ACL was $2 million.
(3)Excludes accrued interest receivable of $58 million included in Other assets in the Condensed Consolidated Statements of Condition.

At September 30, 2026 and December 31, 2025, investment securities with a fair value of $16.2 billion and $15.4 billion, respectively, were pledged to secure borrowing capacity, public deposits, and for other purposes as required or permitted by law.

There were no available-for-sale securities sold during the three and nine months ended September 30, 2026 and $10 million and $85 million of available-for-sale securities sold during the three and nine months ended September 30, 2025, respectively.

There were no realized gains and losses on sales of available-for-sale securities during the three and nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes, by contractual maturity, the fair value of securities at September 30, 2026:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	Corporate and Other Bonds	Asset-Backed Securities	Total

Available-for-Sale Debt Securities:
Due within one year	$13	$—	$—	$—	$13
Due from one to five years	147	1,258	128	—	1,533
Due from five to ten years	181	961	28	—	1,170
Due after ten years	13,447	—	39	193	13,679
Total debt securities available-for-sale, net of allowance	$13,788	$2,219	$195	$193	$16,395

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2026:

	Number of Debt Securities	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE CMOs	223	$9,193	$194	$2,553	$519	$11,746	$713
GSE debentures	33	—	—	1,233	269	1,233	269
GSE certificates	321	54	2	822	164	876	166
U. S. Treasury obligations(1)	2	986	15	—	—	986	15
Asset-backed securities	5	6	—	139	4	145	4
Corporate bonds	5	—	—	146	1	146	1
Capital trust notes	5	—	—	36	7	36	7
Private Label CMOs(1)	7	114	2	—	—	114	2
Municipal bonds	1	—	—	4	—	4	—
Total debt securities in a continuous unrealized loss position	602	$10,353	$213	$4,933	$964	$15,286	$1,177
(1)Count of securities that have been in a loss position for less than twelve months.

The following table presents debt securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2025:

	Number of Debt Securities	Less than Twelve Months		Twelve Months or Longer		Total
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities in a continuous unrealized loss position:
GSE debentures	33	$—	$—	$1,297	$206	$1,297	$206
GSE certificates	324	8	—	926	119	934	119
GSE CMOs	226	427	1	2,993	359	3,420	360
Asset-backed securities	5	—	—	152	4	152	4
Municipal bonds	1	—	—	4	—	4	—
Corporate bonds	5	—	—	144	3	144	3
Capital trust notes	5	—	—	35	8	35	8
Total debt securities in a continuous unrealized loss position	599	$435	$1	$5,551	$699	$5,986	$700

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

Equity investments with readily determinable fair values

As of September 30, 2026 and December 31, 2025, we held equity securities with readily determinable fair values of $14 million and $65 million, respectively. During the nine months ended September 30, 2026, we recognized a loss of $5 million and during the three and nine months ended September 30, 2025, we recognized a gain of $21 million related to our investment in Figure Technology Solutions, Inc. These amounts were recorded in Net (loss) gain on investment securities in the Condensed Consolidated Statements of Income (Loss). During the three months ended June 30, 2026, we sold our entire investment for $46 million.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5 - Loans and Leases

The composition of our loan portfolio for the periods indicated was as follows:

	September 30, 2026	December 31, 2025
	Amount	Amount
Loans and leases held for investment:
Multi-family	$25,948	$28,983
Commercial real estate	8,102	9,314
One-to-four family	5,867	5,630
Commercial and industrial(1)	20,579	15,217
Other	1,449	1,588
Total loans and leases held for investment (2)(3)	$61,945	$60,732
Allowance for credit losses on loans and leases	(869)	(1,030)
Total loans and leases held for investment, net	$61,076	$59,702
Loans held for sale	166	265
Total loans and leases, net	$61,242	$59,967
(1)Includes lease financing receivables (net of unearned income of $207 million and $129 million, respectively) of $1.9 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively.
(2)Excludes accrued interest receivable of $271 million and $242 million at September 30, 2026 and December 31, 2025, respectively, which is included in Other assets in the Condensed Consolidated Statements of Condition.
(3)We pledged loans of $30.1 billion and $31.5 billion between the FHLB and FRB-NY to serve as collateral for our wholesale borrowings at September 30, 2026 and December 31, 2025, respectively.

HFI loans are reported at amortized cost which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs, hedge accounting adjustments and fair value adjustments for acquired loans. The unamortized premiums, discounts, deferred fees and costs and hedge accounting adjustments totaled $382 million and $430 million as of September 30, 2026 and December 31, 2025, respectively.

Loans with Government Guarantees

Substantially all LGG are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. As of September 30, 2026 and December 31, 2025, LGG totaled $316 million and $331 million, respectively. These loans are recorded in one-to-four family first mortgages and are reported as current within the asset quality information and as pass within our credit rating by vintage table.

Related Party Loans

In the ordinary course of business, the Bank has made loans to officers, directors, and their related interests and parties. All such loans have been made in accordance with regulatory requirements, are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons, and do not involve higher than normal risk of collectability. During the three months ended March 31, 2026, a member of the Board of Directors was appointed to the board of another entity with which we had a previous lending relationship. As a result of that appointment, $150 million in outstanding loans now qualifies as loans to a related-party as of September 30, 2026. As of December 31, 2025, the Bank had no material related-party transactions requiring disclosure.

Asset Quality

For the three and nine months ended September 30, 2026 and 2025, there was an immaterial amount of interest income recognized on non-accrual loans classified as held for investment.

The following table presents information regarding the delinquency status of our loans held for investment at September 30, 2026:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$23,381	$392	$50	$2,125	$25,948
Commercial real estate	7,508	79	53	462	8,102
One-to-four family	5,791	13	2	61	5,867
Commercial and industrial	20,399	34	2	144	20,579
Other	1,412	12	—	25	1,449
Total	$58,491	$530	$107	$2,817	$61,945

The following table presents information regarding the delinquency status of our loans held for investment at December 31, 2025:

	Current	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing	Non-Accrual Loans	Total Loans Receivable
Multi-family	$26,134	$588	$—	$2,261	$28,983
Commercial real estate	8,670	155	—	489	9,314
One-to-four family	5,488	78	—	64	5,630
Commercial and industrial	14,961	126	—	130	15,217
Other	1,518	39	—	31	1,588
Total	$56,771	$986	$—	$2,975	$60,732

The following table presents the credit rating by vintage for our loans held for investment as of September 30, 2026:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior to 2022
Multi-family:
Pass	$568	$46	$76	$626	$4,594	$10,440	$44	$—	$16,394
Special Mention	—	40	—	76	1,435	1,450	—	—	3,001
Substandard	4	—	—	37	1,048	3,339	—	—	4,428
Non-accrual	1	—	—	46	267	1,809	2	—	2,125
Total Multi-family	573	86	76	785	7,344	17,038	46	—	25,948
Year-to-date gross charge-offs	—	—	—	(2)	(32)	(180)	—	—	(214)
Commercial Real Estate:
Pass	$571	$535	$279	$715	$1,003	$2,320	$616	$—	$6,039
Special Mention	—	10	53	144	152	154	27	31	571
Substandard	2	9	30	94	146	589	160	—	1,030
Non-accrual	—	—	1	11	85	261	104	—	462
Total Commercial Real Estate	573	554	363	964	1,386	3,324	907	31	8,102
Year-to-date gross charge-offs	—	—	—	(1)	(19)	(24)	—	—	(44)
One-to-Four Family:
Pass	$676	$811	$229	$327	$2,007	$1,510	$77	$1	$5,638
Substandard	—	—	1	3	10	154	—	—	168
Non-accrual	—	1	3	7	14	36	—	—	61
Total One-to-Four Family	676	812	233	337	2,031	1,700	77	1	5,867
Year-to-date gross charge-offs	—	—	—	—	(1)	(2)	—	—	(3)
Commercial and Industrial:
Pass	$4,728	$3,143	$638	$1,307	$1,123	$807	$8,147	$15	$19,908
Special Mention	—	4	25	41	11	62	101	—	244
Substandard	16	25	29	52	20	26	114	1	283
Non-accrual	3	3	20	51	5	34	27	1	144
Total Commercial and Industrial	4,747	3,175	712	1,451	1,159	929	8,389	17	20,579
Year-to-date gross charge-offs	—	(5)	—	(7)	(15)	(8)	—	—	(35)
Other Loans:
Pass	$32	$20	$17	$15	$25	$74	$1,232	$9	$1,424
Non-accrual	—	—	—	—	—	2	23	—	25
Total Other Loans	32	20	17	15	25	76	1,255	9	1,449
Year-to-date gross charge-offs	—	(1)	(1)	(3)	(3)	(13)	—	—	(21)

The following table presents the credit rating by vintage for our loans held for investment as of December 31, 2025:

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021			Total
Multi-family:
Pass	$45	$15	$592	$5,782	$5,238	$7,887	$4	$69	$19,632
Special Mention	—	—	—	754	751	546	—	14	2,065
Substandard	—	—	134	819	1,132	2,938	2	—	5,025
Non-accrual	—	—	12	293	359	1,597	—	—	2,261
Total Multi-family	45	15	738	7,648	7,480	12,968	6	83	28,983
Year-to-date gross charge-offs	—	—	—	(59)	(71)	(155)	—	—	(285)
Commercial Real Estate:
Pass	$478	$373	$1,053	$1,297	$955	$2,104	$924	$95	$7,279
Special Mention	10	10	50	88	5	154	25	10	352
Substandard	1	21	147	143	86	513	124	159	1,194
Non-accrual	—	—	12	74	4	365	33	1	489
Total Commercial Real Estate	489	404	1,262	1,602	1,050	3,136	1,106	265	9,314
Year-to-date gross charge-offs	—	—	(5)	(1)	(7)	(28)	—	—	(41)
One-to-Four Family:
Pass	$938	$285	$415	$2,178	$778	$682	$78	$4	$5,358
Substandard	—	1	4	12	2	189	—	—	208
Non-accrual	1	3	7	18	12	21	2	—	64
Total One-to-Four Family	939	289	426	2,208	792	892	80	4	5,630
Year-to-date gross charge-offs	—	—	—	(2)	—	(2)	—	—	(4)
Commercial and Industrial:
Pass	$3,638	$793	$1,876	$1,513	$493	$739	$5,236	$231	$14,519
Special Mention	—	42	7	21	1	28	127	—	226
Substandard	—	8	50	35	31	16	201	1	342
Non-accrual	1	18	23	21	5	29	24	9	130
Total Commercial and Industrial	3,639	861	1,956	1,590	530	812	5,588	241	15,217
Year-to-date gross charge-offs	(25)	(1)	(32)	(21)	(5)	(3)	—	—	(87)
Other Loans:
Pass	$44	$27	$21	$7	$2	$30	$1,336	$89	$1,556
Substandard	—	—	—	—	—	—	1	—	1
Non-accrual	—	—	—	—	—	1	30	—	31
Total Other Loans	44	27	21	7	2	31	1,367	89	1,588
Year-to-date gross charge-offs	(10)	(2)	(7)	(7)	—	(6)	—	—	(32)

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

Collateral Dependent Loans

The following table summarizes the recorded investment of our collateral-dependent loans held for investment by collateral type as of September 30, 2026:

Real Property
Multi-family	$2,127
Commercial real estate	336
One-to-four family	59
Commercial and industrial	27
Total collateral-dependent loans held for investment	$2,549

Collateral dependent loans generally include multi-family and CRE loans secured by apartment buildings, office buildings, retail and industrial buildings. The primary source of repayment on these loans is expected to come from the sale of the real estate property collateral. Multi-family and CRE loans are impacted by fluctuations in the values of the real estate property.

At September 30, 2026 and December 31, 2025, we had $18 million and $19 million, respectively, of residential mortgage loans in the process of foreclosure.

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

The following table summarizes the amortized cost basis of loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification:

	Amortized Cost
	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction & Term Extension	Total	Percent of Total Loan class
Three Months Ended September 30, 2026
Multi-family	$66	$—	$13	$79	0.30%
One-to-four family	—	8	4	12	0.20%
Commercial and industrial	—	5	—	5	0.02%
Total	$66	$13	$17	$96
Three Months Ended September 30, 2025
One-to-four family	$—	$5	$2	$7	0.13%
Other	—	—	1	1	0.06%
Total	$—	$5	$3	$8

Nine Months Ended September 30, 2026
Multi-family	$289	$156	$14	$459	1.77%
Commercial real estate	114	28	—	142	1.75%
One-to-four family	—	30	13	43	0.73%
Commercial and industrial	—	6	—	6	0.03%
Other	1	—	1	2	0.14%
Total	$404	$220	$28	$652
Nine Months Ended September 30, 2025
Commercial real estate	$—	$6	$—	$6	0.06%
One-to-four family	—	12	7	19	0.35%
Other	—	—	1	1	0.07%
Total	$—	$18	$8	$26

The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty:

	Interest Rate Reduction		Term Extension
	Weighted-average contractual interest rate
	From	To	Weighted-Average Term (in years)
Three Months Ended September 30, 2026
Multi-family	8.87%	4.97%	1.5
One-to-four family	6.98%	6.44%	12.5
Commercial and industrial	—%	—%	0.3
Three months ended September 30, 2025
One-to-four family	5.77%	4.77%	11.4
Other	9.93%	6.88%	13.1

Nine Months Ended September 30, 2026
Multi-family	9.01%	5.19%	1.1
Commercial real estate	9.05%	5.65%	0.9
One-to-four family	7.06%	6.54%	10.9
Commercial and industrial	—%	—%	0.4
Other	10.07%	6.21%	13.2
Nine Months ended September 30, 2025
Commercial real estate	—%	—%	0.5
One-to-four family	6.84%	5.37%	8.4
Other	10.06%	5.75%	13.1
The following table presents the amortized cost basis of the modifications for borrowers experiencing financial difficulty that subsequently defaulted and were within twelve months of the modification date:

	Interest Rate Reduction	Term Extension	Combination - Interest Rate Reduction and Term/Payment Extension/Delay	Total
Three Months Ended September 30, 2026
Multi-family	$19	$—	$—	$19
Commercial real estate	21	20	—	41
One-to-four family	—	25	10	35
Other	1	—	—	1
Total	$41	$45	$10	$96
Three Months Ended September 30, 2025
Commercial real estate	$—	$6	$—	$6
One-to-four family	—	6	4	10
Total	$—	$12	$4	$16

Nine Months ended September 30, 2026
Multi-family	$84	$57	$2	$143
Commercial real estate	21	20	—	41
One-to-four family	—	26	10	36
Other	1	—	—	1
Total	$106	$103	$12	$221
Nine Months Ended September 30, 2025
Commercial real estate	$—	$6	$—	$6
One-to-four family	—	7	5	12
Total	$—	$13	$5	$18

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

The following table provides a summary of loan balances which were modified during the prior twelve months, by class of financing receivable and delinquency status:

September 30, 2026	Current	30 - 89 Past Due	90+ Past Due	Total
Multi-family	$264	$—	$207	$471
Commercial real estate	129	2	12	143
One-to-four family	17	—	49	66
Commercial and industrial	—	—	6	6
Other	—	—	2	2
Total	$410	$2	$276	$688
September 30, 2025
Commercial real estate	$—	$6	$—	$6
One-to-four family	3	—	20	23
Total	$3	$6	$20	$29

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 6 - Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the ACL on loans and leases for the periods indicated:

	Multi- Family	Commercial Real Estate	One-to-Four Family	Commercial and Industrial	Other	Total
Three Months Ended September 30, 2026
Balance, beginning of period	$439	$153	$35	$177	$65	$869
Charge-offs	(52)	(13)	(1)	(12)	(6)	(84)
Recoveries	2	—	—	5	3	10
Provision for (recovery of) credit losses on loans and leases	35	4	8	27	—	74
Balance, end of period	$424	$144	$42	$197	$62	$869
Three Months Ended September 30, 2025
Balance, beginning of period	$538	$318	$33	$159	$58	$1,106
Charge-offs	(53)	(19)	(1)	(9)	(10)	(92)
Recoveries	7	1	—	8	3	19
Provision for (recovery of) credit losses on loans and leases	66	(45)	2	(2)	17	38
Balance, end of period	$558	$255	$34	$156	$68	$1,071

Nine Months Ended September 30, 2026
Balance, beginning of period	$549	$229	$35	$150	$67	$1,030
Charge-offs	(214)	(44)	(3)	(35)	(21)	(317)
Recoveries	12	22	—	23	8	65
Provision for (recovery of) credit losses on loans and leases	77	(63)	10	59	8	91
Balance, end of period	$424	$144	$42	$197	$62	$869
Nine Months Ended September 30, 2025
Balance, beginning of period	$639	$304	$39	$150	$69	$1,201
Charge-offs	(238)	(41)	(3)	(50)	(24)	(356)
Recoveries	16	8	—	18	9	51
Provision for (recovery of) credit losses on loans and leases	141	(16)	(2)	38	14	175
Balance, end of period	$558	$255	$34	$156	$68	$1,071
The ACL to total loans and leases held for investment ratio as of September 30, 2026 and December 31, 2025 was 1.40 percent and 1.70 percent, respectively.

The following table presents additional information about our non-accrual loans at September 30, 2026:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,110	$1,015	$2,125	$76
Commercial real estate	357	105	462	30
One-to-four family	42	19	61	2
Commercial and Industrial	39	105	144	23
Other	—	25	25	24
Total	$1,548	$1,269	$2,817	$155

The following table presents additional information about our non-accrual loans at December 31, 2025:

	Non-accrual loans with no related allowance:	Non-accrual loans with an allowance recorded:	Total non-accrual loans:	Related allowance:
Multi-family	$1,141	$1,120	$2,261	$99
Commercial real estate	319	170	489	60
One-to-four family	40	24	64	2
Commercial and Industrial	37	93	130	32
Other	—	31	31	29
Total	$1,537	$1,438	$2,975	$222

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

Interest income on lease financing is recorded over the lease term and recorded in Interest income - Loans and leases on the Condensed Consolidated Statements of Income (Loss). The following table presents our interest income on lease financing:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on lease financing	$22	$24	$63	$72

Lessee Arrangements

We have operating leases for offices, branches, equipment and other items.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease costs are recorded in Occupancy and equipment on the Condensed Consolidated Statements of Income (Loss) and costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$17	$14	$50	$61

Supplemental balance sheet information related to our operating lease arrangements is presented below:

	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$374	$380
Operating lease liabilities	$417	$427
Weighted average remaining lease term	9.5 years	10.1 years
Weighted average discount rate %	4.75%	4.79%

The table below presents the supplemental cash flow information related to the leases:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$58

Premises and Equipment

The table below presents our Premises and equipment:

	September 30, 2026	December 31, 2025
Premises and equipment	$955	$1,009
Less: Accumulated depreciation	(481)	(532)
Premises and equipment, net	$474	$477

The table below presents our depreciation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense(1)	$10	$10	$29	$32
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

We have no consolidated VIEs as of September 30, 2026 and December 31, 2025.
In connection with non-qualified mortgage securitization activities, we have retained a 5 percent interest in the investment securities of certain trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary. As a result, we have not consolidated the assets and liabilities of the VIEs in our Condensed Consolidated Statements of Condition. Our maximum exposure to loss is limited to our 5 percent retained interest in the investment securities that had a fair value of $140 million and $159 million as of September 30, 2026 and December 31, 2025, respectively, as well as the standard representations and warranties made in conjunction with the loan transfers.

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 9 - Borrowed Funds
The following table summarizes our borrowed funds:

	September 30, 2026	December 31, 2025
Short-term borrowings(1)
FHLB advances	$5,250	$4,000
Total short-term borrowings	$5,250	$4,000

Long-term debt
FHLB advances	$4,650	$7,151
Junior subordinated debentures	588	585
Subordinated notes	449	448
Total long-term debt	$5,687	$8,184
Borrowed Funds	$10,937	$12,184

Weighted average interest rate on short-term borrowings	4.15%	3.92%
Weighted average interest rate on long-term debt	4.68%	4.53%
(1)Borrowings with original maturities of one year or less are classified as short-term borrowings.

The following table summarizes our total interest expense:

	Three Months Ended,		Nine Months Ended,
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense on short-term borrowings	$43	$23	$106	$82
Interest expense on long-term debt	73	132	243	402
Total interest expense(1)	$116	$155	$349	$484
(1)This excludes amortization expense of $1 million and $3 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2025, respectively.

Accrued interest on borrowed funds is included in Other liabilities in the Condensed Consolidated Statements of Condition and was $50 million and $39 million at September 30, 2026 and December 31, 2025, respectively.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at September 30, 2026 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2026	$3,000	4.05	$3,000	4.05
2027	4,250	4.17	4,250	4.17
2028	2,650	4.40	2,650	4.40
Total FHLB advances	$9,900		$9,900

FHLB advances include fixed-rate advances, floating rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

We maintain access to secured borrowings from the FHLB and FRB-NY Discount Window. Our FHLB available capacity has been expanded from overnight funding to 12-month tenor on new and rollover of existing advances. We pledge eligible loan and securities collateral with the FRB-NY Discount Window and FHLB New York to support borrowing capacity. The available borrowing capacity with the FRB-NY Discount Window and the FHLB, net of credit utilization primarily in the form of advances and letters of credit, was $7.3 billion and $8.3 billion at September 30, 2026 and December 31, 2025, respectively.

Junior Subordinated Debentures

We have outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts that issued guaranteed capital securities, excluding purchase accounting adjustments.

The following table presents contractual terms of the junior subordinated debentures outstanding at September 30, 2026:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity

New York Community Capital Trust V (BONUSES Units) (1)	6.00%	$148	$143	November 4, 2002	November 1, 2051
New York Community Capital Trust X (2)	5.76%	124	120	December 14, 2006	December 15, 2036
PennFed Capital Trust III (2)	7.41%	31	30	June 2, 2003	June 15, 2033
New York Community Capital Trust XI (2)	5.99%	59	58	April 16, 2007	June 30, 2037
Flagstar Statutory Trust II (2)(3)	7.59%	26	25	December 26, 2002	December 26, 2032
Flagstar Statutory Trust III (2)(3)	7.26%	26	25	February 19, 2003	April 7, 2033
Flagstar Statutory Trust IV (2)(3)	7.59%	26	25	March 19, 2003	March 19, 2033
Flagstar Statutory Trust V (2)(3)	6.01%	26	25	December 29, 2004	January 7, 2035
Flagstar Statutory Trust VI (2)(3)	6.01%	26	25	March 30, 2005	April 7, 2035
Flagstar Statutory Trust VII (2)(3)	5.91%	52	50	March 29, 2005	June 15, 2035
Flagstar Statutory Trust VIII (2)(3)	5.51%	26	25	September 22, 2005	October 7, 2035
Flagstar Statutory Trust IX (2)(3)	5.61%	26	25	June 28, 2007	September 15, 2037
Flagstar Statutory Trust X (2)(3)	6.66%	15	15	August 31, 2007	September 15, 2037
Total junior subordinated debentures		$611	$591
(1)Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)Callable at any time.
(3)Excludes Flagstar Bancorp acquisition fair value adjustments of $23 million, which amortizes over the contractual term.

Subordinated Notes

As of September 30, 2026 and December 31, 2025, we had a total of $449 million and $448 million. The following table presents the contractual terms of the subordinated notes at September 30, 2026:

	Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
(1)	November 6, 2018	November 6, 2028	6.803%	$300
(2)	October 28, 2020	November 1, 2030	7.721%	$150
(1)The interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 304.16 basis points payable quarterly.
(2)The Notes bear a variable rate tied to SOFR plus 391 basis points payable quarterly. We have the option to redeem all or a part of the Notes.

Note 10 - Pension Benefits

The following table sets forth certain disclosures for our pension plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic pension expense (income):(1)
Interest cost	$1	$1	$4	$4
Expected return on plan assets	(5)	(4)	(14)	(12)
Amortization of net actuarial loss	—	1	—	3
Net periodic expense (income)	$(4)	$(2)	$(10)	$(5)
(1)Amounts are included in General and administrative expense on the Condensed Consolidated Statements of Income (Loss).

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 11 - Federal, State, and Local Taxes

The following table presents our income tax (benefit) expense and the effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax (benefit) expense	$(22)	$(5)	$3	$(37)
Effective tax rate	217.8%	12.2%	3.4%	15.2%

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our uncertain tax positions could increase or decrease during the next twelve months, we believe it is unlikely that our recognized tax benefits will change by a material amount during the next twelve months.

During the three months ended September 30, 2026, the examination of the Bank's 2019-2021 federal income tax returns was resolved, resulting in an income tax benefit of $22 million, including tax and interest.

Note 12 - Stock-Based Compensation

We issue stock-based compensation in the form of RSUs and stock options through the Flagstar Bank, N.A. 2020 Omnibus Incentive Plan. Additionally, we have also granted one-time stock options as employment inducement awards to certain key executives in accordance with Rule 303A.08 of the NYSE. As of September 30, 2026, we have authorized 14,934,995 shares available for grant.

The following table presents total stock-based compensation expense and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$19	$17	$52	$46
Tax benefit	4	3	10	8

Restricted Stock

During the nine months ended September 30, 2026, we granted 6,308,438 shares of restricted stock, which vest over a one to three year period, with an average fair value of $12.39 per share on the date of grant.

The following table summarizes RSU activity for the period indicated:

	Nine Months Ended September 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,116,286	$14.48
Granted	6,308,438	12.39
Vested	(2,097,737)	14.56
Forfeited	(1,651,526)	16.46
Unvested at end of period	9,675,461	12.70

As of September 30, 2026, unrecognized compensation cost relating to unvested restricted stock totaled $92 million. This amount will be recognized over the remaining weighted average life of 1.9 years.

Stock Options

The following table summarizes stock option activity for the period indicated:

	Nine Months ended September 30, 2026
	Number of Options	Weighted-Average Exercise Price per Share
Unvested at beginning of year	6,083,000	$8.41
Granted	—	—
Vested	(3,250,000)	8.41
Forfeited	—	—
Unvested at end of period	2,833,000	8.76
Exercisable at end of period	9,500,000
As of September 30, 2026, the remaining amount of unamortized compensation expense relating to stock options totaled $11 million. This amount will be recognized over the remaining weighted average life of 0.7 years.
Note 13 - Derivative and Hedging Activities

The following tables set forth information regarding our derivative financial instruments:

	September 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Notional Amount	Other Assets	Other Liabilities	Expiration Dates	Notional Amount	Other Assets	Other Liabilities	Expiration Dates
Derivatives designated as hedging instruments:
Interest rate swaps (fair value hedge)	$3,993	$—	$—	2027-2029	$3,993	$—	$—	2027-2029
Derivatives not designated as hedging instruments:
Rate lock commitments(1)	$646	$1	$—	2026	$241	$4	$1	2026
Mortgage-backed securities forwards(1)	205	4	—	2026	203	—	1	2026
Interest rate swaps(2)	5,887	33	56	2026-2057	3,926	19	21	2025-2027
Interest rate caps(3)	2,000	2	—	2028	2,000	3	—	2028
Foreign currency forwards	53	—	—	2026	—	—	—
(1)The amounts recorded in Net gain on loan sales and securitizations in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 were immaterial.
(2)The amounts recorded in Fee income in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 were immaterial.
(3)The amounts recorded in Borrowed funds in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 were immaterial.

The following amounts were recorded in the Condensed Consolidated Statements of Condition related to items designated and qualifying as hedged items in a fair value hedging relationship:

	September 30, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
U.S. treasury obligations	$986	$(17)	$1,016	$14
GSE CMOs	1,762	(14)	1,957	7
GSE debentures	1,233	(19)	1,297	10
Debt securities available-for-sale(1)	$3,981	$(50)	$4,270	$31
Loans and leases held for investment(2)(3)	$1,664	$(13)	$5,073	$(2)
(1)The amounts recorded in Interest income - Securities and money market investments in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 were immaterial.
(2)The amounts recorded in Interest income - Loans and leases in the Condensed Consolidated Statements of Income (Loss) for the three months ended September 30, 2026 and 2025 were immaterial. The amounts recorded in Interest income - Loans and leases in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2026 and 2025 were immaterial and $10 million, respectively.
(3)December 31, 2025 balance relates to hedges on multi-family loans that were discontinued in 2024 and expired in 2026.

The tables below present the gross derivative assets and liabilities, and the related cash pledged as collateral at September 30, 2026 and December 31, 2025. No amounts were netted in the Condensed Consolidated Statements of Condition.

	September 30, 2026
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$60
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—
Interest rate swaps	33	(32)
Total derivative assets	$37	$(32)
Liabilities
Mortgage-backed securities forwards	$—	$1
Interest rate swaps	56	16
Total derivative liabilities	$56	$17

	December 31, 2025
	Gross Amounts Not Offset in the Statements of Condition	Cash Collateral Pledged (Received)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$76
Derivatives not designated as hedging instruments:
Assets
Interest rate swaps	$19	$—
Total derivative assets	$19	$—
Liabilities
Mortgage-backed securities forwards	$1	$1
Interest rate swaps	21	34
Total derivative liabilities	$22	$35

The following table provides a reconciliation of Cash and due from banks, Interest-earning deposits and other securities with financial institutions, and restricted cash within the Condensed Consolidated Statements of Condition that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

September 30, 2026
Cash and due from banks	$382
Interest-earning deposits and other securities with financial institutions	3,664
Restricted cash included in other assets	66
Total	$4,112

Note 14 - Intangible Assets

At September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangible	$700	$(401)	$299	$700	$(332)	$368
Other intangible assets	21	(10)	11	21	(8)	13
Total Core deposit and other intangible assets	$721	$(411)	$310	$721	$(340)	$381

The following table presents our amortization expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$23	$26	$71	$81

Note 15 - Fair Value Measurement
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and that were included in the Condensed Consolidated Statements of Condition at those dates:

	September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$12,763	$—	$12,763
GSE certificates	—	885	—	885
Private label CMOs	—	119	21	140
Total mortgage-related debt securities	$—	$13,767	$21	$13,788
Other debt securities available-for-sale:
GSE debentures	$—	$1,233	$—	$1,233
U. S. treasury obligations	986	—	—	986
Asset-backed securities	—	193	—	193
Corporate bonds	—	146	—	146
Municipal bonds and capital trust	—	49	—	49
Total other debt securities	$986	$1,621	$—	$2,607
Total debt securities available-for-sale	$986	$15,388	$21	$16,395
Equity securities:
Mutual funds	$—	$14	$—	$14
Total equity securities	$—	$14	$—	$14
Total securities	$986	$15,402	$21	$16,409
Loans held for sale:
One-to-four family	$—	$166	$—	$166
Derivative assets:
Interest rate swaps	$—	$33	$—	$33
Rate lock commitments (fallout adjustments)	—	—	1	1
Interest rate caps	—	2	—	2
Mortgage-backed securities forwards	—	4	—	4
Total assets at fair value	$986	$15,607	$22	$16,615
Derivative liabilities:
Interest rate swaps	$—	$56	$—	$56
Total liabilities at fair value	$—	$56	$—	$56
(1)The change in the fair value due to significant unobservable inputs was immaterial.

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value
Assets:
Mortgage-related debt securities available-for-sale:
GSE CMOs	$—	$11,824	$—	$11,824
GSE certificates	—	999	—	999
Private label CMOs	—	136	23	159
Total mortgage-related debt securities	$—	$12,959	$23	$12,982
Other debt securities available-for-sale:
GSE debentures	$—	$1,296	$—	$1,296
U. S. Treasury obligations	1,017	—	—	1,017
Asset-backed securities	—	213	—	213
Corporate bonds	—	144	—	144
Municipal bonds, foreign notes, and capital trust	—	49	—	49
Total other debt securities	$1,017	$1,702	$—	$2,719
Total debt securities available-for-sale	$1,017	$14,661	$23	$15,701
Equity securities:
Mutual funds and common stock	$51	$14	$—	$65
Total equity securities	$51	$14	$—	$65
Total securities	$1,068	$14,675	$23	$15,766
Loans held for sale
Residential first mortgage loans	$—	$193	$—	$193
Commercial real estate	—	48	—	48
Derivative assets
Interest rate swaps	—	19	—	19
Rate lock commitments (fallout adjustments)	—	—	4	4
Interest rate caps	—	3	—	3
Total assets at fair value	$1,068	$14,938	$27	$16,033
Derivative liabilities
Interest rate swaps	$—	$21	$—	$21
Rate lock commitments	—	—	1	1
Mortgage-backed securities forwards	—	1	—	1
Total liabilities at fair value	$—	$22	$1	$23
(1)The change in the fair value due to significant unobservable inputs was immaterial.

Assets Measured at Fair Value on a Non-Recurring Basis

The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,642	$2,642
Other assets(2)	—	—	27	27
Total	$—	$—	$2,669	$2,669
(1)Represents the fair value of impaired loans, based primarily on the value of the collateral less costs to sell.
(2)Primarily comprised of equity securities without readily determinable fair values.

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for investment(1)	$—	$—	$2,784	$2,784
Loans held for sale	—	24	—	24
Other assets (2)	—	—	31	31
Total	$—	$24	$2,815	$2,839
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Bank’s Condensed Consolidated Statements of Condition:

	September 30, 2026
			Fair Value Measurement Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$382	$382	$382		$—		$—
Interest-earning deposits and other securities with financial institutions	3,664	3,664	3,664		—		—
Cash and cash equivalents	$4,046	$4,046	$4,046		$—		$—
FHLB and FRB-NY stock (1)	871	871	—		871		—
Loans and leases held for investment, net(2)	61,076	59,689	—		—		59,689
Financial Liabilities:
Deposits	$67,820	$67,753	$46,461	(3)	$21,292	(4)	$—
Borrowed funds	10,937	10,768	—		10,768		—
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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Assets:
Loans held for sale:
Net (loss) gain on loan sales and securitizations(1)	$(3)	$5	$6	$18
(1)Amounts exclude the impact of derivative financial instruments used to mitigate market risk exposure associated with mortgage loans held for sale.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2026			December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets:
Non-accrual loans:
Loans held for sale	$4	$4	$—	$6	$7	$1
Total non-accrual loans	$4	$4	$—	$6	$7	$1
Accrual loans:
Loans held for sale	$168	$162	$(6)	$230	$234	$4
Total accrual loans	$168	$162	$(6)	$230	$234	$4
Total loans:
Loans held for sale	$172	$166	$(6)	$236	$241	$5
Total loans	$172	$166	$(6)	$236	$241	$5

Table of Contents	Flagstar Bank, National Association
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16 - Mezzanine and Stockholders' Equity

The following table and paragraphs summarize our preferred stock as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 and December 31, 2025
Preferred Stock Series	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Preference Per Share	September 30, 2026	December 31, 2025
6.375% Fixed-to-Floating Rate Perpetual Noncumulative Series A	5,000,000	515,000	515,000	$0.01	$1,000	$503	$503
Fixed Rate Perpetual Noncumulative Convertible Series B	267,062	192,062	750	$0.01	$—	$1	$1
13.00% Fixed Rate Perpetual Noncumulative Convertible Series C	523,369	—	—	$0.01	$2,000	$—	$—
Non-Voting Common Equivalent Series D	315,000	45	15	$0.01	$0.0001	$—	$—

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

During the three months ended September 30, 2026, the Bank repurchased 16,586,807 shares of common stock as part of the publicly announced Program, leaving $29 million available for purchases as of that date. The Program was completed in October 2026.

Series A Preferred stock

Each Series A preferred depositary share represents a 1/40th interest in a share of our Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue on the shares at a fixed rate equal to 6.375 percent per annum until March 17, 2027, and a floating rate equal to three-month SOFR plus 408.26 basis points per annum beginning on March 17, 2027. Dividends are payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017. For each of the nine month periods ended September 30, 2026 and 2025, we paid $25 million of dividends on our Series A preferred stock.

Series B Preferred Stock

As of September 30, 2026, the outstanding shares of Series B Noncumulative Convertible Preferred Stock (the "Series B Preferred Stock") represented the right (on an as-converted basis) to receive approximately 250 thousand shares of our common stock. Series B Preferred Stock shareholders do not have voting rights, except in limited circumstances.

The Series B Preferred Stock is classified in mezzanine equity as it is contingently convertible into shares of preferred stock that are redeemable for cash, contingent on events that are not solely in our control. The Series B Preferred Stock is not remeasured because it is currently not probable that it will become redeemable. For the nine months ended September 30, 2026 and 2025, we paid an immaterial amount of dividends on our Series B preferred stock.

Warrants

Warrants to purchase shares of Series D NVCE Stock, par value $0.01 per share, for an initial exercise price of $2,500 per share (collectively, the "Warrants"), were issued in conjunction with the March 2024 capital raise. The Warrants were not exercisable until September 10, 2024 and expire 7 years after issuance. Pursuant to the terms of the Warrants, as a result of the dividend paid on shares of our common stock, the exercise price of the Warrants was reduced to $2,474 as of September 30, 2026 ($7.42 per common share assuming full conversion). At the time of issuance, the Warrants entitled the holders thereof to receive an aggregate of 315 thousand shares of Series D NVCE Stock (subject to net settlement of shares) upon exercise of the Warrants. Series D NVCE Stock is convertible into common stock at a conversion rate of 333 common shares per one share of Series D NVCE Stock or approximately 105 million shares of common stock.

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

The following table summarizes our off-balance sheet commitments to originate loans and letters of credit:

	September 30, 2026	December 31, 2025
Multi-family and Commercial real estate	$724	$553
One-to-four family including interest rate locks	1,277	1,031
Other loan commitments	11,891	9,099
Total loan commitments	$13,892	$10,683
Stand-by letters of credit	375	628
Total commitments(1)	$14,267	$11,311
(1)The allowance for unfunded commitments is $58 million and $55 million as of September 30, 2026 and December 31, 2025, respectively, and is included in Other liabilities.

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
We have established an accrual related to the legal actions where we believe that a loss is probable, and the amount can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the accrual for legal actions was immaterial. When we can do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability. We currently estimate the range of reasonably possible losses in excess of amounts accrued at September 30, 2026 is immaterial.
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
Securities Litigation
Flagstar and certain former executive officers of Flagstar and certain current and former directors of Flagstar have been named as defendants in a consolidated purported shareholder class action, originally captioned Lemm, Jr. v. New York Community Bancorp, Inc., et al., Case No. 1:24-cv-00903, filed on February 6, 2024 (and later amended on September 6, 2024) in the United States District Court for the Eastern District of New York. This action seeks unspecified compensatory damages to be proven at trial, alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5, with respect to disclosures concerning our business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in our public SEC filings and press releases during the period beginning on July 27, 2022 and ending on February 29, 2024. In addition, plaintiffs allege claims of violations of various federal securities laws related to the registration statement filed by NYCB in connection with its merger with Flagstar in 2022.
On December 19, 2024, another purported shareholder of Flagstar filed an additional purported shareholder class action, captioned Garfield v. Flagstar Financial, Inc. et al., Case No. 1:24-cv-08655, in the United States District Court for the Eastern District of New York against the Bank and certain current and former directors and executive officers of Flagstar. This additional purported class action alleged substantially the same claims as those set forth in the Lemm complaint and the plaintiff filed a motion to consolidate this matter with the Lemm matter. On April 28, 2025, the Court entered a stipulated order consolidating the Lemm and Garfield matters. The action formerly known as Lemm was then recaptioned by the Court to In re: New York Community Bancorp, Inc. Securities Litigation. On August 8, 2025, Flagstar and the individual defendants filed a motion to dismiss for this matter which is fully briefed. On September 29, 2026, the Court issued an opinion and order, denying Flagstar's motion to dismiss. Flagstar and the individual defendants will now prepare an Answer to the Complaint. We are vigorously defending the allegations set forth in the purported class action complaints and also intend to vigorously defend any related actions.

Flagstar's former President and Chief Executive Officer and former Senior Executive Vice President and Chief Financial Officer, as well as all of Flagstar’s directors as of January 31, 2024, have also been named as defendants in the following purported shareholder derivative actions: Hauser v. Cangemi, et al., Case No. 1:24-cv-01207, filed on February 15, 2024 in the United States District Court for the Eastern District of New York; Pierce v. Cangemi, et al., Case No. 1:24-cv-01408, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Karp v. Cangemi et al., Case No. 1:24-cv-01421, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; Wang v. Cangemi et al. Case No. 1:24-cv-01422, filed on February 26, 2024 in the United States District Court for the Eastern District of New York; and Podems v. Cangemi, et al., Case No. 608697/2024, filed on May 17, 2024 in the Supreme Court of New York State (Nassau County). These actions, which also name Flagstar as a nominal defendant and seek unspecified compensatory damages and certain corporate governance and internal procedures reforms, allege claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting with respect to the director defendants, and violations of Sections 10(b) and 21D of the Exchange Act with respect to the officer defendants. The allegations in the complaints relate to disclosures concerning our business, operations and prospects, particularly regarding the impact of the Flagstar Bancorp and Signature transactions and the Bank’s CRE loan portfolio and related matters, that were made in our public SEC filings and press releases during the period beginning on March 1, 2023 and ending on January 31, 2024, as well as the defendants’ management of Flagstar during such period. The parties filed a stipulated motion to consolidate and stay the related matters, pending the entry of a decision on the defendants' motions to dismiss in the related federal securities class action, which was granted by the court on August 18, 2025. The order re-captioned the action as In Re: New York Community Bank Stockholder Derivative Litigation. Plaintiffs filed a consolidated complaint on October 29, 2025. Flagstar filed a notice to remove the Podems state derivative action to federal court. On March 3, 2025, the federal magistrate granted Podems’ motion to remand the derivative case back to New York state court. Flagstar filed an objection. On April 9, 2025, the judge entered an order adopting the Magistrate Judge’s Report and Recommendation recommending that the Court grant Plaintiff’s motion to remand the case to state court. Therefore, the Podems matter will now proceed in the Supreme Court of New York, Nassau County. On May 27, 2025, the court entered a stipulated order to stay the Podems action in New York State court until the resolution of the motion to dismiss the federal securities class action. (In re: New York Community Bancorp, Inc. Securities Litigation). Since the court denied Flagstar's motion to dismiss in the federal securities class action on September 29, 2026, the stay in these derivatives matters is now terminated. Flagstar and the named defendants are vigorously defending these actions and also intend to vigorously defend any related actions.

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

On August 8, 2025, the parties reached a global settlement for both In re: Flagstar December 2021 Data Security Incident Litigation and Phillip Angus et al v. Flagstar Bank. The settlement, which requires court approval would fully resolve the common law and statutory claims of all potential claimants associated with the combined lawsuits. In order to consolidate the two data breach cases, In re: Flagstar December 2021 Data Security Incident Litigation was reassigned to the judge presiding over Phillip Angus et al v. Flagstar Bank. An order was issued on August 25, 2025, closing out In re: Flagstar December 2021 Data Security Incident Litigation and consolidating the two cases into the Angus matter (Case No. 2:21-cv-10657 (E.D. Mich.). As part of the global settlement process, Plaintiffs first filed a consolidated class action complaint on September 24, 2025 and then, on October 1, 2025, filed an unopposed Motion for Preliminary Approval of Class Settlement with the Court. On January 15, 2026, the court scheduled a hearing on the Motion for Preliminary Approval of Class Action Settlement. On February 20, 2026, following a hearing, the Court requested the Plaintiff's submit a written order to the Court for its approval. On March 12, 2026, the Court entered the Preliminary Approval Order which includes a scheduling order for administration of the settlement agreement. On April 1, 2026, we made payment to the settlement administrator as required by the scheduling order. The Court granted final approval of the settlement at a hearing on October 1, 2026. On October 5, 2026, the Court issued a final order approving the settlement and dismissing the case with prejudice.

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

In Cantero, the 2nd Circuit issued its decision on May 5, 2026, and held that New York’s IOE law is preempted by the National Banking Act. On May 22, 2026, Plaintiffs in Cantero filed their Petition for certiorari. Bank of America’s response brief was filed on July 27, 2026. Plaintiff's Reply to Bank of America's Opposition brief was filed on August 26, 2026.

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

On June 1, 2026, Flagstar filed a Petition for Certiorari with the Supreme Court. On July 15, 2026, an Amicus Brief in support of Flagstar’s petition for certiorari was filed by the Bank Policy Institute, American Bankers Association, The Chamber of Commerce of the United States, and the Mortgage Bankers Association. Plaintiffs’ response to Flagstar's Petition for Certiorari was filed on July 30, 2026. Flagstar's reply brief was filed on August 19, 2026.

On August 26, 2026, the Supreme Court set all three cases (Kivett, Conti, Cantero) for consideration at the September 28 conference. On October 5, 2026, the Supreme Court issued an Order calling for the Views of the Solicitor General (CVSG) on the Kivett, Cantero, and Conti cert. petitions. Flagstar will continue to vigorously defend this action.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of Internal Control over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 to which this report relates, which materially affect, or are reasonably likely to materially affect, our system of Internal Control over Financial Reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information included under Note 17 - Commitments and Contingencies to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

Please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding risk factors that could materially affect our business, financial condition, long-term strategic objectives, or guidance or expectations regarding our future results of operations. There have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

In July 2026, the Board authorized a stock repurchase program to repurchase up to $250 million of the Bank's outstanding shares of common stock over the next 12-month period. The repurchase program may be suspended, modified, or discontinued at any time without prior notice. Share repurchases may be accomplished from time to time on the open market or otherwise, including through Rule 10b5-1 trading plans, which set certain restrictions on the method, timing, price, and volume of share repurchases, or through privately negotiated transactions. The repurchase program does not obligate the Bank to acquire any shares. In October 2026, we completed our share repurchases under the program and, as a result, had repurchased the full $250 million of the Bank's outstanding shares of common stock authorized under the program.

Shares that are repurchased pursuant to the Bank’s stock-based incentive plans are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2026.

Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)
Third Quarter 2026
July 1 - 31, 2026	2,734,456	$14.11	2,636,606	$212.9
August 1 - 31, 2026	6,749,191	13.76	6,738,455	$120.2
September 1 - 30, 2026	7,220,153	12.60	7,211,746	$29.3
Total Third Quarter 2026	16,703,800	$13.32	16,586,807

Item 3.	Defaults Upon Senior Securities

    We had no defaults on senior securities.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.
3.1	Amended and Restated Articles of Association of Flagstar Bank, National Association (1)
3.2	Amended and Restated Bylaws of Flagstar Bank, National Association(1)
4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (2)

4.3	Form of Warrant Certificate for Shares of Series D Non-Voting Common Equivalent Stock (3)
4.4	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries
10.1	Amended and Restated Employment Agreement, dated as of July 6, 2024, by and between New York Community Bancorp, Inc. and Lee M. Smith**(filed herewith)
10.2	Amended and Restated Employment Agreement, dated as of July 24, 2024, by and between New York Community Bancorp, Inc. and Reginald E. Davis**(filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

** Management plan or compensation plan arrangement.

(1)Incorporated by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on October 20, 2025 (File No. 1-31565).
(2)Incorporated herein by reference to Exhibits to the Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(3)Incorporated herein by reference to Exhibits 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2026 (File No. 1-31565).

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

DATE:	November 6, 2026	Flagstar Bank, National Association
(Registrant)

/s/ Bryan Marx
Bryan Marx
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)